Form 10-K
period 2021-04-24
LA-Z-BOY INC
filed 2021-06-15
CIK 57131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 24, 2021
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

Based on the closing sales price as reported on the New York Stock Exchange on October 24, 2020, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant on that date was approximately $1,647 million.
The number of shares of common stock, $1.00 par value, of the registrant outstanding as of June 8, 2021 was 45,212,041.
DOCUMENTS INCORPORATED BY REFERENCE:
(1)Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for its 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

LA-Z-BOY INCORPORATED
ANNUAL REPORT ON FORM 10-K FOR FISCAL 2021
Note: The responses to Items 10 through 14 of Part III will be included in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the 2021 Annual Meeting of Shareholders. The required information is incorporated into this Form 10-K by reference to that document and is not repeated herein.

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

As of April 24, 2021, we operated five major manufacturing locations and seven regional distribution centers in the United States and three facilities in Mexico to support our speed-to-market and customization strategy. We also operate a logistics company that distributes a portion of our products in the United States. We operate a wholesale sales office that is responsible for distribution of our product in the United Kingdom and Ireland. We operate a global trading company in Hong Kong which helps us manage our Asian supply chain by establishing and maintaining relationships with our Asian suppliers, as well as identifying efficiencies and savings opportunities. We participate in two consolidated joint ventures in Thailand that support our international businesses: one that operates a manufacturing facility and another that operates a wholesale sales office. We also have contracts with several suppliers in Asia to produce products that support our pure import model for casegoods.

We sell our products through multiple channels: to furniture retailers or distributors in the United States, Canada, and approximately 65 other countries, including the United Kingdom, China, Australia, South Korea and New Zealand; directly to consumers through retail stores that we own and operate; and through our websites, www.la-z-boy.com and www.joybird.com. The centerpiece of our retail distribution strategy is our network of 354 La-Z-Boy Furniture Galleries® stores and 561 La-Z-Boy Comfort Studio® locations, each dedicated to marketing our La-Z-Boy branded products. We consider this dedicated space to be "proprietary." We own 159 of the La-Z-Boy Furniture Galleries® stores. The remainder of the La-Z-Boy Furniture Galleries® stores, as well as all 561 La-Z-Boy Comfort Studio® locations, are independently owned and operated. La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort, and quality of La-Z-Boy furniture with our available design services. La-Z-Boy Comfort Studio® locations are defined spaces within larger independent retailers that are dedicated to displaying and selling La-Z-Boy branded products. In total, we have approximately 7.9 million square feet of proprietary floor space dedicated to selling La-Z-Boy branded products in North America. We also have approximately 3.0 million square feet of floor space outside of the United States and Canada dedicated to selling La-Z-Boy branded products. Our other brands, England, American Drew, Hammary, and Kincaid enjoy distribution through many of the same outlets, with slightly over half of Hammary’s sales originating through the La-Z-Boy Furniture Galleries® store network. Kincaid and England have their own dedicated proprietary in-store programs with 625 outlets and approximately 1.9 million square feet of proprietary floor space. In total, our proprietary floor space includes approximately 12.8 million square feet worldwide. Joybird sells product primarily online and has a limited amount of proprietary retail showroom floor space it uses to develop its brand.

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

•Wholesale Segment. Our Wholesale segment consists primarily of three operating segments: La-Z-Boy, our largest operating segment, our England subsidiary, and our casegoods operating segment that sells furniture under three brands: American Drew®, Hammary®, and Kincaid®. The Wholesale segment also includes our international wholesale businesses. We aggregate these operating segments into one reportable segment because they are economically similar and meet the other aggregation criteria for determining reportable segments. Our Wholesale segment manufactures and imports upholstered furniture, such as recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas and imports casegoods (wood) furniture, such as occasional pieces, bedroom sets, dining room sets and entertainment centers. The Wholesale segment sells directly to La-Z-Boy Furniture Galleries® stores, operators of La-Z-Boy Comfort Studio® locations, England Custom Comfort Center locations, major dealers, and a wide cross-section of other independent retailers.

•Retail Segment. Our Retail segment consists of one operating segment comprising our 159 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment primarily sells upholstered furniture, in addition to some casegoods and other accessories, to the end consumer through these stores.

•Corporate & Other. Corporate & Other includes the shared costs for corporate functions, including human resources, information technology, finance and legal, in addition to revenue generated through royalty agreements with companies licensed to use the La-Z-Boy® brand name on various products. We consider our corporate functions to be other business activities and have aggregated them with our other insignificant operating segments, including our global trading company in Hong Kong, and Joybird, an e-commerce retailer. Joybird manufactures and sells upholstered furniture such as sofas, loveseats, chairs, ottomans, sleeper sofas and beds, and also imports and sells casegoods (wood) furniture, such as occasional tables and other accessories. Joybird sells to end consumers primarily online through its website, www.joybird.com. None of the operating segments included in Corporate & Other meet the requirements of reportable segments at this time.
We have provided additional detailed information regarding our segments and their products in Note 17, Segment Information, to our consolidated financial statements and our "Management's Discussion and Analysis" section, both of which are included in this report.

COVID-19 Impact

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

In response to the COVID-19 pandemic, we implemented, and continue to monitor, various safety measures to ensure the well-being of our employees and their families, customers and the communities in which we operate. Beginning at the end of fiscal 2020, we also took the following actions to conserve cash in the near term:

Fourth quarter of fiscal 2020

•In accordance with government regulations, temporarily closed all manufacturing and retail operations
•Furloughed approximately 70% of our workforce
•Implemented a temporary 50% salary reduction for our executive team and 25% salary reduction for the rest of our salaried workforce along with the temporary suspension of our 401(k) match and cash compensation for the board of directors
•Temporarily eliminated our June quarterly dividend and suspended our share repurchase program

First quarter of fiscal 2021

•Announced our business realignment plan which included the reduction of our global workforce by about 10% across our manufacturing, retail, and corporate locations, including the closure of our Newton, Mississippi upholstery manufacturing facility
•Re-opened all of our other manufacturing facilities, retail stores, and corporate headquarters along with the implementation of best-practice health and safety protocols
•The majority of our furloughed employees returned to work, temporary salary reductions ended and full base salaries were reinstated for all employees other than the named executive officers

Second quarter of fiscal 2021

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
•Resumed share repurchases under our previous share repurchase authorization
Fourth quarter of fiscal 2021

•On February 16, 2021, the board of directors declared a quarterly dividend to shareholders of $0.15 per share, an increase of $0.01 per share, or 7%. The dividend was paid on March 15, 2021, to shareholders of record as of March 4, 2021.
•Under our reinstated share repurchase authorization, during the fourth quarter of fiscal 2021 we repurchased 1.1 million shares for a total of $43.3 million

Additionally, on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The CARES Act, among other things, includes provisions providing for refundable payroll tax credits, deferment of employer social security payments, lengthening net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. In the third quarter of fiscal 2021, the Company determined amounts that it is eligible to claim for employee retention payroll tax credits and recognized $5.2 million in non-operating income for wages and healthcare costs paid to employees during suspension of operations due to government orders which qualify under the provisions of the CARES Act. The Company continues to evaluate the impact that the CARES Act and other COVID-19-related legislation may have on its results of operations, financial condition and/or financial statement disclosures.

We continue to actively manage the impact of the COVID-19 crisis and uncertainty remains regarding the impact COVID-19 will have on our financial operations in the near and long term. We also continue to actively manage our global supply chain and manufacturing operations, which have been adversely impacted with respect to availability and pricing based on uncontrollable factors as well as COVID-19-related constraints on our manufacturing capacity as we continue to prioritize the health and safety of our employees. The need for, or timing of, any future actions in response to COVID-19 is largely dependent on the mitigation of the spread of the virus and any new variants along with the adoption and effectiveness of vaccines, status of government orders, directives and guidelines, recovery of the business environment, global supply chain conditions, economic conditions, and consumer demand for our products, all of which are highly uncertain.

Raw Materials and Parts

The principal raw materials and parts used for manufacturing are purchased cover (primarily fabrics and leather), polyester batting and polyurethane foam for cushioning and padding, lumber and plywood for frames, steel for motion mechanisms, electrical components for power units and various other metal components for fabrication of product. We purchase about 40% of our polyurethane foam from one supplier, which has several facilities across the United States that deliver to our plants. We purchase cover from a variety of sources, but we rely on a limited number of major suppliers. We purchase approximately two-thirds of our cover in a raw state (fabric rolls or leather hides) and cut and sew it into cover in our cut and sew facility in Mexico. We purchase the remainder in covers that have already been cut and sewn to our specifications by third-party offshore suppliers. We buy cut-and-sewn leather and fabric products from six primary suppliers. Of the products that we import, three suppliers that operate in China and one in Vietnam manufacture over 95% of the leather cut-and-sewn sets, and three suppliers that also operate in China manufacture approximately 90% of the fabric products. One of the six primary suppliers manufactures both leather cut-and-sewn sets and fabric products. We use these suppliers primarily for their product design capabilities, to leverage our buying power, and to control quality and product flow, in addition to their ability to handle the volume of product we require to operate our business. If any of these suppliers experience financial or other difficulties, we could experience temporary disruptions in our manufacturing process until we obtain alternate suppliers.

We manage our Asian supply chain through our global trading company in Hong Kong, which works to identify efficiencies and savings opportunities, while verifying La-Z-Boy quality standards are being adhered to and managing the relationships with our Asian suppliers.

During fiscal 2021, the prices of materials we use in our upholstery manufacturing process increased driven by supply chain challenges due to COVID-19, higher demand for raw materials in manufacturing sectors and the home furnishings industry due to an economic sector rotation, and inflationary cost pressure. In addition, COVID-19 and weather-related disruptions led to temporary shortages of polyurethane foam in the second and third quarters of fiscal 2021. As we begin fiscal 2022, we expect raw material prices to remain at historically high levels in many categories due to price inflation in our core materials and global supply chain complexities. COVID-19 related issues will continue to introduce uncertainty into many markets, especially with respect to freight, tariffs and labor availability. To the extent that we experience incremental costs in any of these areas, we may increase our selling prices or assess material surcharges to offset the impact. However, increases in selling prices, or surcharges, may not fully mitigate the impact of raw material cost increases which would adversely impact operating profits. Further, given our current backlog, we would anticipate delays in the realization of pricing actions due to the timing difference between written orders and the recognition of revenue upon delivery.

Finished Goods Imports

Imported finished goods represented 7% of our consolidated sales in both fiscal 2021 and 2020. We import all of the casegoods (wood) furniture that we sell primarily to remain competitive for these products. In fiscal 2021, we purchased 64% of this imported product from three suppliers based in Asia. We use these suppliers primarily to leverage our buying power, to control quality and product flow, and because their capabilities align with our product design needs. In addition, these suppliers have the ability to handle the volume of product we require. If any of these suppliers experience financial or other difficulties, including sustained negative effects of the COVID-19 pandemic or supply chain challenges, we could experience disruptions in our product flow until we obtain alternate suppliers, which could be lengthy due to the longer lead time required for sourced wood furniture from Asian manufacturers.

The prices we paid for these imported products, including associated transportation costs, increased in fiscal 2021 compared with fiscal 2020, primarily due to constrained supply resulting from increased demand across the industry due to an economic sector rotation to home furnishings. Additionally, shipping container availability was constrained throughout fiscal 2021, resulting from an imbalance in container supply driven by COVID-19 disruptions and increased demand. As we expect continued higher demand for home furnishings and shipping capacity, in fiscal 2022, we anticipate overall product costs and freight costs associated with our finished goods imports to increase.

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

In a typical year, we schedule production to maintain consistent manufacturing activity throughout the year whenever possible. During the summer months, the furniture industry typically experiences weaker demand, and as such we typically shut down our domestic plants for one week each fiscal year to perform routine maintenance on our equipment. Accordingly, for our wholesale business, the first quarter is usually the Company's weakest in terms of sales and earnings. Also driven by the seasonal slowdown in the summer, our retail business typically experiences its lowest sales in the first quarter.

During fiscal 2021, however, our sales volume and production schedule did not follow typical trends due to the impact of COVID-19. Beginning in the fourth quarter of fiscal 2020, COVID-19 drove retail store and manufacturing closures, supply chain disruption and economic uncertainty leading to a significant decline in sales which continued in the first quarter of fiscal 2021. After our retail locations and manufacturing facilities reopened by the end of the first quarter of fiscal 2021, we have continued to see an increase in demand, partly driven by an economic sector rotation in which discretionary spend shifted to consumers' homes. In response, we took several actions to increase our production capacity throughout the year. As a result, during fiscal 2021, we experienced our largest sales volume during the fourth quarter in both our wholesale and retail businesses. Additionally, in fiscal 2022 we do not anticipate typical seasonal trends due to our record backlog as of the end of fiscal 2021. This impact is not reflective of any long term seasonal trends in the furniture industry and is not an indicator that seasonal trends are changing for our wholesale or retail businesses.

Economic Cycle and Purchasing Cycle

Our sales are impacted by the overall growth of the furniture industry, which is primarily influenced by consumer discretionary spending and existing and new housing activity. In addition, consumer confidence, employment rates, international trade policies, and other factors could affect demand. During fiscal 2021, the furniture industry was significantly impacted by COVID-19. Starting in the second quarter of fiscal 2021, we experienced heightened demand, as more discretionary spend was allocated to the home furnishings industry. However, we are unable to predict how long this demand will last or to what extent the COVID-19 pandemic may impact the economic and purchasing cycle for our products in the short and long term.

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

Inventory: For our upholstery business within our Wholesale segment, we maintain raw materials and work-in-process inventory at our manufacturing locations. Finished goods inventory is maintained at our seven regional distribution centers as well as our manufacturing locations. Our regional distribution centers allow us to streamline the warehousing and distribution processes for our La-Z-Boy Furniture Galleries® store network, including both company-owned stores and independently-owned stores. Our regional distribution centers also allow us to reduce the number of individual warehouses needed to supply our retail outlets and help us reduce inventory levels at our manufacturing and retail locations.

For our casegoods business within our Wholesale segment, we import wood furniture from Asian vendors, resulting in long lead times on these products. To address these long lead times and meet our customers' delivery requirements, we maintain higher levels of finished goods inventory in our domestic warehouses, as a percentage of sales, of our casegoods products than our upholstery products.

Our company-owned La-Z-Boy Furniture Galleries® stores have finished goods inventory at the stores for display purposes.

Our Joybird business maintains raw materials and work-in-process inventory at its manufacturing location. Joybird finished goods inventory is maintained at our regional distribution centers, at its manufacturing location or in-transit to the end consumer.

Our inventory increased $44.5 million as of year end fiscal 2021 compared with year end fiscal 2020 primarily to support increased sales demand coupled with declines at the end of fiscal 2020 due to a slowdown in our supply chain related to decreased sales volume and the temporary closure of our manufacturing facilities, all due to the impact of COVID-19. We actively manage our inventory levels on an ongoing basis to ensure they are appropriate relative to our sales volume, while maintaining our focus on service to our customers.

Accounts Receivable: Our accounts receivable increased $40.0 million as of year end fiscal 2021 compared with year end fiscal 2020. The increase in accounts receivable was primarily due to fourth quarter sales in fiscal 2021 being higher compared with the same period a year ago driven by increased demand throughout the year, combined with the adverse impact that COVID-19 had in the prior year. Additionally, our allowance for receivable credit losses was lower at the end of fiscal 2021 compared with the end of fiscal 2020 reflecting normalized collection trends in the second half of the year, positive retailer economics, and strong consumer demand. We monitor our customers' accounts and limit our credit exposure to certain independent dealers and strive to decrease our days' sales outstanding where possible. Our days' sales outstanding is a measure of the time needed to collect outstanding accounts receivable once we have completed a sale and was approximately 30 days or less in both fiscal 2021 and fiscal 2020.

Accounts Payable: Our accounts payable increased $38.6 million as of year end fiscal 2021 compared with year end fiscal 2020, primarily due to higher inventory purchases as we continue to scale production to meet increased demand. Additionally, accounts payable was lower at the end of the prior year as we decreased nonessential purchases in response to lower sales volume due to COVID-19.

Customer Deposits: We collect a deposit from our customers at the time a customer order is placed in one of our company-owned retail stores or through our websites, www.la-z-boy.com and www.joybird.com. Customer deposits increased $140.0 million as of fiscal year end 2021 compared with year end fiscal 2020, primarily due to higher written Retail and Joybird sales volume throughout the year.

Customers

Our wholesale customers are furniture retailers. While primarily located throughout the United States and Canada, we also have customers located in various other countries, including the United Kingdom, China, Australia, South Korea and New Zealand. Sales in our Wholesale segment are primarily to third-party furniture retailers, but we also sell directly to end consumers through our company-owned La-Z-Boy Furniture Galleries® stores that make up our Retail segment and through our websites, www.la-z-boy.com and www.joybird.com.

We have formal agreements with many furniture retailers for them to display and merchandise products from one or more of our operating units and sell them to consumers in dedicated retail space, either in stand-alone stores or dedicated proprietary galleries or studios within their stores. We consider this dedicated space to be "proprietary." For our Wholesale segment, our fiscal 2021 customer mix based on sales was approximately 60% proprietary, 12% major dealers, such as Slumberland Furniture, Nebraska Furniture Mart, and Homemakers Furniture, and 28% other independent retailers.

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

Maintaining, updating, and, when appropriate, expanding our proprietary distribution network is a key part of our overall sales and marketing strategy. We intend, over the long-term, to not only increase the number of stores in the network but also to continue to improve their quality, including upgrading old-format stores to our new concept design through remodels and relocations. We continue to maintain and update our current stores to improve the quality of the network. The La-Z-Boy Furniture Galleries® store network plans to open, relocate or remodel 25 to 30 stores during fiscal 2022, all of which will feature our latest store designs.

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

Orders and Backlog

We typically build upholstery units based on specific dealer orders, either for dealer stock or to fill consumers' custom orders. We import casegoods product primarily to fill our internal orders, rather than customer or consumer orders, resulting in higher finished goods inventory on hand as a percentage of sales. We define backlog as any written order that has not yet been delivered, whether to an independent furniture retailer, an independently-owned La-Z-Boy Furniture Galleries® store or the end consumer, excluding stock replenishment orders not associated with a specific end consumer.

Historically, the size of our backlog at a given time varies and may not be indicative of our future sales, and therefore, we do not rely entirely on backlogs to predict future sales. During fiscal 2021, we have experienced unprecedented demand driving an increase in written orders which has outpaced our production capacity. Further, the pace at which we were able to increase our production capacity was hampered during fiscal year 2021, due to COVID-19-related production challenges, including mandated manufacturing shutdowns, plant absenteeism, material shortages, and shipping delays. As a result, our wholesale backlog was at a record level as of April 24, 2021 at $616.7 million, compared with $37.6 million as of April 25, 2020.

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

The home furnishings industry competes primarily on the basis of product styling and quality, customer service (product availability and delivery), price, and location. We compete primarily by emphasizing our brand and the value, comfort, quality, and styling of our products. In addition, we remain committed to innovation while striving to provide outstanding customer service, exceptional dealer support, and efficient on-time delivery. Maintaining, updating, and expanding our proprietary distribution system, including identifying desirable retail locations, is a key strategic initiative for us in striving to remain competitive. We compete in the mid to upper-mid price point, and a shift in consumer taste and trends to lower-priced products could negatively affect our competitive position.

In the Wholesale segment, our largest competitors are Ashley, Bassett, Bernhardt, Best Chair, Flexsteel, Hooker Furniture, Klaussner, Kuka, Lacquer Craft, Man Wah, and Southern Motion. Our wholesale business also faces additional market pressures from foreign manufacturers entering the United States market and increased direct purchases from foreign suppliers by large United States retailers.

The La-Z-Boy Furniture Galleries® stores operate in the retail furniture industry in the United States and Canada, and different stores have different competitors based on their geographic locations. Competitors include: Arhaus, Ashley, Bassett Furniture Direct, Bob's Discount Furniture, Crate and Barrel, Ethan Allen, Restoration Hardware, Havertys, Williams-Sonoma, as well as several other regional competitors (for example Raymour & Flanigan Furniture, Mathis Brothers, and Slumberland Furniture), and family-owned independent furniture stores.

Our Joybird business sells almost exclusively online and competes primarily with Amazon, Article, CB2, Love Sac, Maiden Home, Wayfair and West Elm.

In addition to the larger competitors listed above, a substantial number of small and medium-sized companies operate within our business segments, all of which are highly competitive.

Trademarks, Licenses and Patents

We own the La-Z-Boy trademark, which is essential to the Wholesale and Retail segments of our business. We also own the Joybird trademark, which, along with the La-Z-Boy trademark, is essential to our e-commerce business. Additionally, we own a number of other trademarks that we utilize in marketing our products. We consider our La-Z-Boy trademark to be among our most valuable assets and we have registered that trademark and others in the United States and various other countries where our products are sold. These trademarks have a perpetual life, subject to renewal. We license the use of the La-Z-Boy trademark to certain international partners and dealers outside of North America. We also license the use of the La-Z-Boy trademark on contract office furniture, outdoor furniture, and non-furniture products, as these arrangements enhance our brand awareness, broaden the perceptions of La-Z-Boy, and create visibility of the La-Z-Boy brand in channels outside of the residential furniture industry. In addition, we license to our branded dealers the right to use our La-Z-Boy trademark in connection with the sale of our products and related services, on their signs, and in other ways, which we consider to be a key part of our marketing strategies. We provide more information about those dealers under "Customers."

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

Human Capital

Employees

We employed approximately 11,500 full-time equivalent employees as of April 24, 2021, compared with approximately 9,500 employees at the end of fiscal 2020. The increase in headcount can be attributed to the increase in production and capacity at our U.S. and Mexico manufacturing facilities to meet demand, partially offset by actions taken to reduce our workforce in early fiscal 2021 in response to COVID-19. As of April 24, 2021, we employed approximately 9,400 employees in our Wholesale segment, 1,500 in our Retail segment, 400 in our Joybird business, with the remaining employees being corporate personnel. We employ the majority of our employees on a full-time basis.

Culture and Values

At La-Z-Boy, we strive to enrich people's lives by transforming houses into homes. We do this by building our iconic brand and continually innovating within the furniture industry. We believe that our people drive us forward because their commitment to our core values - Act with Integrity, Think Customer, Be Committed, Stay Connected, Drive Change - enables us to Build Something Amazing.

Diversity, Inclusion and Belonging

We believe in creating and fostering a workplace in which all our employees feel valued, included and empowered to do their best work and contribute their ideas and perspectives. Our Company is committed to recruiting and retaining diverse talent so that our workforce better reflects the communities in which we operate our business globally. We recognize that our employees’ unique backgrounds, experiences, and perspectives enable us to create and deliver the best-quality product, provide outstanding service to meet the needs of our diverse customer base, and transform houses into homes. Our diversity, inclusion and belonging initiatives include:

•Integrating diversity, inclusion and belonging into our overall corporate strategy and developing impactful practices and initiatives to advance our Company’s diversity, inclusion and belonging journey;
•Establishing a Diversity, Inclusion and Belonging Council to provide enterprise-wide leadership focused on supporting all our employees, developing training and learning opportunities for our employees on diversity, unconscious bias and other topics, and creating sustainable plans to increase diversity in talent acquisition;
•Expanding our support of employee resource groups, which provide learning and mentorship experiences for our diverse employees, supporting our objective of creating diversity awareness across our organization, and helping our employees use their collective voices to positively impact our Company and the communities in which we operate our business and live;
•As an extension of our corporate values and leadership attributes, developing a set of commitments to diversity, inclusion and belonging that we refer to as LZB4ALL; and
•Demonstrating our Company’s commitment at the highest levels of leadership, including having our President and Chief Executive Officer sign the CEO Action for Diversity & Inclusion™ pledge to advance diversity and inclusion in the workplace.

Safety and Health

La-Z-Boy is committed to protecting the health and safety of our employees as an integral part of our business. Our most recent employee engagement survey indicated that our employees believe our commitment to safety is a clear strength and a hallmark of our culture. Additionally, over the past four years we have been recognized by the National Safety Council (NSC) with multiple awards for performance and leadership in safety, including being a three-time recipient of the Corporate Safety Culture Award and winning the Green Cross for Safety Excellence Award.

Our strong safety culture allowed us to quickly develop and implement best practice health and safety protocols in response to the COVID-19 pandemic including, social distancing, health surveillance, increased ventilation and air filtration, and robust contact tracing to limit the virus’s impact to our employees. We have partnered with local health departments to conduct drive-up COVID-19 testing, distribution of sanitation equipment and La-Z-Boy-manufactured face coverings, and have held several vaccination clinics at our major manufacturing locations and our world headquarters. Additionally we have implemented a $100 vaccine support payment for our U.S.based employees who complete the vaccine series. The support payment is being provided to help employees remove barriers that come with the vaccine process, such as missing work, arranging for childcare, or incurring transportation costs, among other things.

Community Giving

Throughout our 94-year history, giving back to our communities has been woven through La-Z-Boy’s culture following the example set by our founders. When it comes to giving, our vision is to improve the lives of others by developing exceptional programs based on partnerships where employees feel a sense of connection and pride in their communities and our mission is to enhance the quality of life in the communities in which we live and serve through leadership, financial contributions and volunteer efforts.

Our philanthropic initiatives include the La-Z-Boy Foundation, local community involvement, disaster relief and our signature charity, Ronald McDonald House Charities. La-Z-Boy is honored to be the official furniture provider for Ronald McDonald House Charities. Our employees further exemplify the spirit of giving through leadership and volunteer efforts in their own communities, and for numerous non-profit organizations, which include the United Way, Relay for Life, Habitat for Humanity and others.

In the early stages of the COVID-19 pandemic that were marked by a shortage in personal protective equipment, we made and donated hundreds of thousands of masks and tens of thousands of medical gowns to healthcare workers in the communities in which we operate, and offered masks to our suppliers for their workforces. The Company also donated recliners to local hospitals for healthcare workers and the La-Z-Boy Foundation donated funds to local Monroe, Michigan-based groups and nonprofit organizations in our plant communities to help those in need during the crisis. In addition, we donated $1 million of furniture to frontline healthcare workers through our #OneMillionThanks campaign.

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

Macroeconomic, Market and Strategic Risk Factors

The COVID-19 pandemic has had, and may continue to have, an adverse effect on our business, results of operations, financial condition, and liquidity.

The COVID-19 pandemic has negatively impacted the world economy, significantly impacted global supply chains, and disrupted financial markets, all of which have negatively affected, and continue to negatively affect, the home furnishings manufacturing and retail industry, and our business. Various federal, state and local government authorities have taken actions to mitigate the spread of COVID-19, including travel restrictions, border closings, restrictions on public gatherings, stay-at-home orders and other quarantine and isolation measures, and business limitations such as mandatory temporary closures of non-essential retailers and other businesses, required reduced operating hours and customer occupancy limits. The COVID-19 pandemic, and mitigation actions in response to the pandemic, have led to significant disruptions in our retail, manufacturing and distribution operations and supply chains. While a number of these actions have been rescinded, they have adversely impacted, and could continue to adversely impact, our results of operations, financial condition, and liquidity.

To protect our employees, customers and the communities in which we operate, on March 29, 2020, we announced the temporary closure of our company-owned La-Z-Boy Furniture Galleries® stores and U.S. manufacturing plants, which adversely affected our operations, cash flows and liquidity. Subsequently, the COVID-19 pandemic also led to temporary reductions or suspensions of operations at some of our manufacturing facilities outside of the United States. On April 27, 2020, we resumed operations at partial production capacity at several U.S.-based plants. While the majority of our company-owned La-Z-Boy Furniture Galleries® stores had re-opened during the first quarter of fiscal 2021, there can be no assurances that these operations will continue to remain open. Localized increases or additional "waves" in the number of COVID-19 cases may result in governmental authorities issuing orders requiring closure or limitation of operations at our stores or other physical locations to protect the health and safety of our customers and employees. The prolonged temporary closure of our retail stores or distribution centers would result in a further loss of revenues, profits, cash flows, and other effects on our business and operations. Further, we cannot anticipate consumer willingness to visit our company-owned La-Z-Boy Furniture Galleries® stores or the stores of our retail partners, levels of consumer spending, or employee willingness to work in our retail stores, distribution centers or manufacturing facilities in the future. We also actively manage our global supply chain and manufacturing operations, which have been adversely impacted with respect to availability and pricing of materials based on uncontrollable factors as well as COVID-19 related constraints on our manufacturing capacity as we continue to prioritize the health and safety of our employees. We have instituted measures to ensure our supply chain remains open to us; however, there could be global shortages that could in turn materially adversely impact our manufacturing operations that we currently cannot anticipate.

The extent of the impact of COVID-19 on our operational and financial performance will depend on future developments, including the mitigation of the spread of the virus and any new variants and the availability, adoption and effectiveness of vaccines within the markets in which we operate, status of government orders, directives and guidelines, recovery of the business environment, global supply chain conditions, economic conditions, consumer confidence, and consumer demand for our products, all of which are highly uncertain. At this time, given the uncertainty of the lasting effect of COVID-19, the total extent of the financial impact on our business cannot be determined.

Declines in certain economic conditions, that impact consumer confidence and consumer spending, could negatively impact our sales, results of operations and liquidity.

The furniture industry and our business are particularly sensitive to declines in general economic conditions and to uncertainty regarding future economic prospects. Our principal products are consumer goods that may be considered postponable purchases. Economic downturns and prolonged negative conditions in the economy could affect consumer spending habits by decreasing the overall demand for discretionary items, including home furnishings. Consumer purchases of discretionary items, including our products, generally decline during periods when disposable income is limited, unemployment rates increase or there is uncertainty about future economic prospects. In addition, changes in interest rates, consumer confidence, new housing starts, existing home sales, the availability of consumer credit and broader national or geopolitical factors also impact our business. While we have seen negative effects on certain of these measures due to the COVID-19 pandemic, starting in the second quarter of fiscal 2021, we experienced heightened demand, as more discretionary spend was allocated to home furnishings. However, we are unable to predict how long this demand will last or to what extent the COVID-19 pandemic may impact the economic and purchasing cycle for our products in the short and long term.

Our business and operating results may be harmed if we are unable to deliver products timely.

The COVID-19 pandemic has impacted overall economic conditions and customer demand. Subsequent to the announcement of our business realignment plan in the first quarter of fiscal 2021, consumers have continued to allocate more discretionary spending to home furnishings and as a result, the demand for our products has outpaced our production capacity. Given this, we have a higher product backlog and may encounter delays in fulfilling customer orders. Failure to deliver products to retailers and end consumers in a timely and effective manner could damage our reputation and brands and result in the loss of customers or reduced orders, which could adversely affect our business, results of operations and financial condition. In addition, it is difficult for us to predict the future impact of the COVID-19 pandemic on customer demand trends for our products and services, customer spending levels, and customer shopping patterns and behaviors, including consumer willingness to visit physical retail locations, such as our company-owned La-Z-Boy Furniture Galleries® stores.

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

Additionally, a majority of our sales are to distribution channels that rely on physical stores to merchandise and sell our products and a significant shift in consumer preference toward purchasing products online could have a materially adverse impact on our sales and operating margin. Over the past several years the furniture industry in general has experienced a shift to more online purchasing and the COVID-19 pandemic could accelerate the shift to online furniture purchases by changing customer shopping patterns and behaviors, including decreased consumer willingness to visit physical retail locations. We are attempting to meet consumers where they prefer to shop by expanding our online capabilities and improving the user experience at www.la-z-boy.com to drive more traffic to both our online site and our physical stores. We also acquired Joybird, a leading e-commerce retailer and manufacturer of upholstered furniture. Joybird sells product almost exclusively online, where there is significant competition for customer attention among online and direct-to-consumer brands.

These and other competitive pressures could cause us to lose market share, revenues and customers, increase expenditures or reduce prices, any of which could have a material adverse effect on our results of operations or liquidity.

Operational Risk Factors

Our business and our reputation could be adversely affected by cybersecurity incidents and the failure to protect sensitive employee, customer, consumer, vendor or Company data, or to comply with evolving regulations relating to our obligation to protect such data.

Cyber-attacks designed to gain access to and extract sensitive information or otherwise affect or compromise the confidentially, integrity, and availability of information, including phishing attempts, denial of service attacks, and malware or ransomware incidents, have occurred over the last several years at a number of major U.S. companies and have resulted in, among other things, the unauthorized release of confidential information, material business disruptions, and negative brand and reputational impacts. Despite widespread recognition of the cyber-attack threat and improved data protection methods, cyber-attacks on organizations continue to be sophisticated, persistent, and ever-changing, making it difficult to prevent and detect these attacks. Similar to many other retailers, we receive and store certain personal information about our employees, wholesale customers, consumers, and vendors. Additionally, we rely on third-party service providers to execute certain business processes and maintain certain information technology systems and infrastructure, and we supply such third-party providers with the personal information required for those services.

Foreign jurisdictions, as well as the United States federal and state governments, are increasingly enacting laws and regulations regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. These laws and regulations are emerging and continuously evolving and the interpretation and application of these laws and regulations in the United States, Europe and elsewhere are often uncertain, contradictory and changing. For example, the European General Data Protection Regulation (“GDPR”) applies to us and creates a range of requirements and compliance obligations regarding the treatment of personal data, including the public disclosure of significant data breaches, and imposes significant penalties for non-compliance. The California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020, among other things, imposes additional requirements with respect to disclosure and deletion of personal information of California residents. The CCPA provides civil penalties for violations, as well as a private right of action for data breaches. The GDPR, the CCPA, the recently approved California Privacy Rights Act, and other privacy and data protection laws may increase our costs of compliance and risks of non-compliance, which could result in substantial penalties, negative publicity and harm to our brand. It is possible that these laws may be interpreted or applied in a manner that is adverse to us, unforeseen, or otherwise inconsistent with our practices or that we may not adequately adapt our internal policies and/or procedures to evolving regulations, any of which could result in litigation, regulatory investigations and potential legal liability, require us to change our practices in a manner adverse to our business or limit access to our products and services in certain countries. As a result, our reputation and brand, which are critical to our business operations, may be harmed, we could incur substantial costs, including costs related to litigation, or we could lose both customers and revenue.

During fiscal 2021, we were subject, and will likely continue to be subject, to attempts to breach the security of our networks and IT infrastructure through cyber-attack, malware, ransomware, computer viruses, phishing attempts, social engineering and other means of unauthorized access. To the best of our knowledge, attempts to breach our systems have not been successful to date. A breach of our systems, either internally, through potential vulnerabilities of our employees' home networks, or at our third-party technology service providers, could adversely affect our business operations and result in the loss or misappropriation of, and unauthorized access to, sensitive information. A breach that results in the unauthorized release of sensitive information could adversely affect our reputation resulting in a loss of our existing customers and potential future customers, lead to financial losses due to remedial actions or potential liability, possibly including punitive damages, or we could incur regulatory fines or penalties. An electronic security breach resulting in the unauthorized release of sensitive data from our information systems or those of our third-party service providers could also materially increase the costs we already incur to protect against these risks, including costs associated with insurance coverage and potential remediation measures. We continue to balance the additional risk with the cost to protect us against a breach and have taken steps to ensure that losses arising from a breach would be covered in part by insurance that we carry, although the costs, potential monetary damages, and operational consequences of responding to cyber incidents and implementing remediation measures may be in excess of our insurance coverage or be not covered by our insurance at all.

In addition, due to the COVID-19 pandemic, we have implemented work-from-home policies for certain employees. Although we continue to implement strong physical and cybersecurity measures to ensure that our business operations remain functional and to ensure uninterrupted service to our customers, our systems and our operations remain vulnerable to cyberattacks and other disruptions due to the fact that a significant portion of our employees work remotely as a result of the COVID-19 pandemic, and we cannot be certain that our mitigation efforts will be effective.

We rely extensively on information technology systems to process transactions, summarize results, and manage our business and that of certain independent dealers. Disruptions in both our primary and back-up systems could adversely affect our business and results of operations.

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

Inability to maintain and enhance our brand and respond to changes in our current and potential consumers' tastes and trends in a timely manner could adversely affect our business and results of operations.

The success of our business depends on our ability to maintain and enhance our brands to increase our business by retaining consumers and attracting new ones. Furniture product is fashion-oriented so changes in consumers' tastes and trends and the resultant change in our product mix, as well as failure to offer our consumers multiple avenues for purchasing our products, could adversely affect our business and results of operations. We attempt to minimize these risks by maintaining strong advertising and marketing campaigns promoting our brands. We also attempt to minimize our risk by updating our current product designs, styles, quality, prices, and options to purchase our products in-store or online. If these efforts are unsuccessful or require us to incur substantial costs, our business, results of operations and financial or competitive condition could be adversely affected.

Fluctuations in the price, availability and quality of raw materials could cause delays that could result in our inability to timely provide goods to our customers and have increased, and could continue to increase, our costs, either of which could decrease our earnings.

In manufacturing furniture, we use various types of wood, fabrics, leathers, upholstered filling material, including polyurethane foam, steel, and other raw materials. Additionally, our manufacturing processes and plant operations use various electrical equipment and components. Because we are dependent on outside suppliers for these items, fluctuations in their price, availability, and quality have had, and could continue have, a negative effect on our cost of sales and our ability to meet our customers' demands. We have a higher concentration in upholstery sales, including motion furniture, than many of our competitors, and the effects of steel, polyurethane foam, wood, electrical components for power units, leather and fabric price increases or quantity shortages could have a significant negative impact to our business. Competitive and marketing pressures may prevent us from passing along price increases to our customers, and the inability to meet our customers' demands could cause us to lose sales. Additionally, given our current backlog, we would anticipate delays in the realization of pricing actions due to the timing difference between written orders and the recognition of revenue upon delivery. As a result, we may experience volatility in our short-term operating results.

Further, about 40% of our polyurethane foam comes from one supplier. This supplier has several facilities across the United States, but inclement weather, natural disasters, or public health crises (such as pandemics or epidemics) could result in delays in shipments of polyurethane foam to our plants. Similarly, inclement weather, natural disasters, public health crises (such as pandemics or epidemics), labor disputes, possible acts of terrorism, port and canal blockages and congestion, and availability of shipping containers could result in delays in shipments or the absence of required raw materials from any of our suppliers.

A change in the financial condition of our domestic and foreign fabric suppliers could impede their ability to provide products to us in a timely manner. Upholstered furniture is fashion oriented, and if we were unable to acquire sufficient fabric variety, or to predict or respond to changes in fashion trends, we might lose sales and have to sell excess inventory at reduced prices. Doing so would have a negative effect on our sales and earnings.

Changes in the availability and cost of foreign sourcing and economic uncertainty in countries outside of the United States in which we operate or from which we purchase product, could adversely affect our business and results of operations.

We have operations in countries outside the United States, some of which are located in emerging markets. Long-term economic and political uncertainty in some of the countries in which we operate, such as the United Kingdom, Mexico and Thailand, could result in the disruption of markets and negatively affect our business. Our casegoods business imports products manufactured by foreign sources, mainly in Vietnam, and our Wholesale segment purchases cut-and-sewn fabric and leather sets, electronic component parts, and some finished goods from Chinese and other foreign vendors. Our cut-and-sewn leather sets are primarily purchased from three suppliers that operate in China and one that operates in Vietnam, and the majority of our fabric products are purchased from three suppliers that also operate in China. One of these primary suppliers provides both cut-and-sewn leather sets and fabric products. Our sourcing partners may not be able to produce or deliver goods in a timely fashion or the quality of their product may lead us to reject it, causing disruptions in our domestic operations and delays in shipments to our customers.

Changes in the domestic or international regulatory environment or trade policies could adversely affect our business and results of operations.

Changes in United States or international laws and regulations (including labor, environmental, investment and taxation laws and regulations), political environment, socio-economic conditions, or monetary and fiscal policies may also have a material adverse effect on our business in the future or require us to modify our current business practices. In Item 1, Business, geo-political pressures associated with the COVID-19 pandemic (including with respect to freight and tariffs) are referenced. Because we manufacture components in Mexico and purchase components and finished goods manufactured in foreign countries, including China and Vietnam, we are subject to risks relating to changes in the domestic or international regulatory environment or trade policies, including new or increased duties, tariffs, retaliatory tariffs, trade limitations and termination or renegotiation of bilateral and multilateral trade agreements impacting our business. The United States has enacted certain tariffs on many items sourced from China, including certain furniture, accessories, furniture parts, and raw materials which are imported into the United States and that we use in our domestic operations. We may not be able to fully or substantially mitigate the impact of these tariffs, pass price increases on to our customers, or secure adequate alternative sources of products or materials. The tariffs, along with any additional tariffs or retaliatory trade restrictions implemented by other countries, could negatively impact customer sales, including potential delays in product received from our vendors, our cost of goods sold and results of operations. In addition, geo-political pressures associated with the COVID-19 pandemic will continue to introduce uncertainty into many markets, including with respect to tariffs and freight. Finally, our business in the United Kingdom could be affected by the United Kingdom's exit from the European Union, and our sales and margins there and in other foreign countries could be adversely affected by the imposition in foreign countries of import bans, quotas, and increases in tariffs.

Our current retail markets and other markets that we enter in the future may not achieve the growth and profitability we anticipate. We could incur charges for the impairment of long-lived assets, goodwill, or other intangible assets if we fail to meet our earnings expectations for these markets.

From time to time we may acquire retail locations or other retail businesses, such as our acquisition of Joybird in fiscal 2019. We may also remodel and relocate existing stores, experiment with new store formats, and close underperforming stores. Our assets include goodwill and other intangible assets acquired in connection with these acquisitions. Profitability of acquired, remodeled, relocated, and new format stores will depend on lease rates (for stores we lease) and retail sales and profitability justifying the costs of acquisition, remodeling, and relocation. If we do not meet our sales or earnings expectations for these stores, we may incur charges for the impairment of long-lived assets, the impairment of right-of-use lease assets, the impairment of goodwill, or the impairment of other intangible assets.

We also operate a wholesale sales office that is responsible for distributing La-Z-Boy products in the United Kingdom and Ireland. Our assets include goodwill and other intangible assets, including acquired customer relationships, in connection with our acquisition of this business. If we do not meet our sales or earnings expectations for this operation, we may incur charges for the impairment of goodwill or the impairment of our intangible assets.

We may require funding from external sources, which may not be available at the levels we require or may cost more than we expect, and as a result, our expenses and results of operations could be negatively affected.

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

Although our revolving credit facility has remaining borrowing availability of $61.7 million as of April 24, 2021, availability under the credit agreement fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory. In the event we require additional liquidity from our lenders that exceeds the excess availability under our credit facility at the time, such funds may not be available to us. In addition, in the event that we draw on our credit facility, outstanding amounts may become immediately due and payable upon certain events of default, including a failure to comply with the financial covenant in the credit agreement, a fixed-charge coverage ratio requirement that applies when excess availability under the credit line is less than certain thresholds, or certain other affirmative and negative covenants in the credit agreement. If we are unable to access additional credit at the levels we require, or the cost of credit is greater than expected, it could adversely affect our results of operations or financial condition.

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

Legal and Regulatory Risk Factors

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

We may be subject to product liability and other claims or undertake to recall one or more products, which could adversely affect our business, results of operations and reputation.

Millions of our products, sold over many years, are currently used by consumers. We have voluntarily recalled products in the past, and while none of those recalls has resulted in a material expense or other significant adverse effect, a significant product recall or other product-related litigation could result in future additional expense, penalties, and injury to our brands and reputation, and adversely affect our business and results of operations.

Although we maintain liability insurance in amounts that we believe are reasonable, in most cases, we are responsible for large self-insured retentions and defense costs. We cannot provide assurance that we will be able to maintain such insurance on acceptable terms, if at all in the future, or that product liability or other claims will not exceed the amount of insurance coverage, or that all such matters would be covered by our insurance. As a result, product liability and other claims could have a material adverse effect on our business, results of operations and financial condition.

General Risk Factors

Our operations are subject to risks of unsettled political conditions, natural or man-made disasters, acts of war, terrorism, organized crime, pandemics and other public health concerns, any one of which could adversely affect our business and results of operations.

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

Certain assumptions, judgments and estimates impact amounts reported in our consolidated financial statements, including but not limited to, inventories, goodwill, intangible assets, insurance and legal-related liabilities, contingent consideration and income taxes. To derive our assumptions, judgments and estimates, we use historical experience and various other factors that we believe are reasonable as of the date we prepare our consolidated financial statements. Our goodwill and contingent consideration liability, resulting from certain acquisitions, are based on the expected future performance of the operations acquired. At least annually, we reassess the goodwill for impairment and quarterly, we reassess the fair value of any contingent consideration. Changes in business conditions or other events could materially change the projection of future cash flows or the discount rate we used in the fair value calculation of the goodwill and contingent consideration. Actual results could differ materially from our estimates, and such differences may impact our financial results.

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

We have implemented work-from-home policies for certain employees. The effects of stay-at-home orders and our work-from-home policies may negatively impact productivity and disrupt our business, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Even after such restrictions and limitations are lifted or scaled back, we may not be able to conduct our business in the ordinary course, due to, among other things, disruptions in our supply chain, government relief programs that impact labor availability, and delays in ramping up operations. As our employees begin to return to work in our physical locations, our employees may be exposed to COVID-19 or other variants of the virus, and we may face claims by such employees or regulatory authorities that we have not provided adequate protection to our employees with respect to the spread of COVID-19 at our physical locations, which may affect our business, results of operations, and reputation.

Changes in tax policies could adversely affect our business and results of operations.

Changes in United States or international income tax laws and regulations may have an adverse effect on our business in the future. We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective income tax rate in the future could be adversely affected by a number of factors, including changes in the mix of earnings in countries with differing statutory tax rates, changes in tax laws, the outcome of income tax audits in various jurisdictions, and any repatriation of non-U.S. earnings for which the Company has not previously provided for U.S. taxes. We regularly assess these matters to determine the adequacy of our tax provision, which is subject to significant judgement.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTIES.

Properties owned or leased at April 24, 2021 by segment:

(Amounts in millions)	Square Feet
Wholesale	8.6
Retail	3.2
Corporate & Other	0.3
Active manufacturing, warehousing and distribution centers, office, showroom and retail facilities	12.1
Idle facilities	0.1
Total property	12.2

Our active facilities and retail locations are located across the United States and in Mexico, Thailand, Canada, China, Hong Kong, and the United Kingdom. We own all of our domestic plants, and a joint venture in which we participate owns our Thailand plant. We own our world headquarters building and lease the majority of our retail stores, regional distribution centers, certain office space and our manufacturing facilities in Mexico. For information on operating lease terms for our properties, see Note 6, Leases, to our consolidated financial statements, which is included in Item 8, Financial Statements and Supplementary Data, of this report.

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

Melinda D. Whittington, age 54
•President and Chief Executive Officer since April 25, 2021
•Senior Vice President and Chief Financial Officer from June 2018 through April 24, 2021
•Chief Financial Officer – Allscripts Healthcare Solutions, Inc., a publicly traded healthcare information technology solutions company, from February 2016 through June 2017
•Senior Vice President, Corporate Controller and Chief Accounting Officer – Kraft Foods Group, Inc. (now The Kraft Heinz Company), a consumer packaged food and beverage company, from February 2015 through October 2015

Robert G. Lucian, age 58
•Senior Vice President and Chief Financial Officer since April 25, 2021
•Vice President, Finance from January 2019 through April 24, 2021
•Chief Financial Officer – North America Professional Beauty of Coty Inc., a global beauty company, from October 2016 to June 2018
•Chief Financial Officer – North American Professional Hair Care at Procter & Gamble, from October 2014 to September 2016

Darrell D. Edwards, age 57
•Senior Vice President and Chief Operating Officer since May 2019
•Senior Vice President and Chief Supply Chain Officer from August 2014 through May 2019
•Senior Vice President of Operations, Residential Division from May 2012 through August 2014

Otis S. Sawyer, age 63
•Senior Vice President and President, La-Z-Boy Portfolio Brands since February 2017
•Senior Vice President and President, England, Inc. from February 2008 through February 2017
•President of La-Z-Boy Casegoods from November 2015 through February 2017
•President of Non-Branded Upholstery from February 2008 through August 2014

Raphael Z. Richmond, age 51
•Vice President, General Counsel and Chief Compliance Officer since April 25, 2021
•Senior Director of Corporate Compliance and Employment Law from April 2019 through April 24, 2021
•Global Director of Compliance – Ford Motor Company, an automotive manufacturer, from May 2013 through January 2019

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
Shareholders
Our common stock trades on the New York Stock Exchange under the trading symbol "LZB". We had approximately 1,816 registered holders of record of La-Z-Boy's common stock as of June 8, 2021. A substantially greater number of holders of La-Z-Boy common stock are "street name" or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
Performance Graph
The graph below shows the cumulative total return for our last five fiscal years that would have been realized (assuming reinvestment of dividends) by an investor who invested $100 on April 30, 2016, in our shares of common stock, in the S&P 500 Composite Index, and in the Dow Jones U.S. Furnishings Index.

Company/Index/Market	4/30/2016	4/29/2017	4/28/2018	4/27/2019	4/25/2020	4/24/2021
La-Z-Boy Incorporated	$100.00	$109.50	$116.87	$131.56	$86.95	$180.07
S&P 500 Composite Index	$100.00	$117.92	$134.66	$151.27	$148.91	$223.11
Dow Jones U.S. Furnishings Index	$100.00	$112.05	$99.36	$83.44	$54.89	$137.50
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our board of directors has authorized the repurchase of the Company's common stock. As of April 24, 2021, 3.4 million shares remained available for purchase pursuant to this authorization. We spent $44.2 million in fiscal 2021 to purchase 1.1 million shares.

The following table summarizes our purchases of Company stock during the fourth quarter of fiscal 2021:

(Amounts in thousands, except per share data)	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan (2)	Maximum number of shares that may yet be purchased under the plan
Fiscal February (January 24 - February 27, 2021)	376	$39.85	376	4,126
Fiscal March (February 28 - March 27, 2021)	681	$41.55	681	3,445
Fiscal April (March 28 - April 24, 2021)	1	$42.76	—	3,445
Fiscal Fourth Quarter of 2021	1,058	$40.95	1,057	3,445
(1)In addition to the 1,057,512 shares purchased during the quarter as part of our publicly announced director authorization described above, this column includes 450 shares purchased from employees to satisfy their withholding tax obligations upon vesting of restricted shares.
(2)On October 28, 1987, our board of directors announced the authorization of the plan to repurchase Company stock. The plan originally authorized 1.0 million shares, and since October 1987, 27.0 million shares were added to the plan for repurchase. The authorization has no expiration date.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during fiscal year 2021.

ITEM 6.    SELECTED FINANCIAL DATA.

The Company has applied the amendment to Regulation S-K Item 301 which became effective on February 10, 2021.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We have prepared this Management's Discussion and Analysis as an aid to understanding our financial results. It should be read in conjunction with the accompanying Consolidated Financial Statements and related Notes to Consolidated Financial Statements. It also includes management’s analysis of past financial results and certain potential factors that may affect future results, potential future risks and approaches that may be used to manage those risks. See "Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report for a discussion of factors that may cause results to differ materially. Note that our 2021, 2020 and 2019 fiscal years included 52 weeks.

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

As of April 24, 2021, we had five major manufacturing locations and seven regional distribution centers in the United States and three facilities in Mexico to support our speed-to-market and customization strategy. In the first quarter of fiscal 2021, we announced the closure of our Newton, Mississippi upholstery manufacturing facility. Subsequent to the announced closure of our Newton facility, consumers continued to allocate more discretionary spending to home furnishings and as a result, the demand for our products outpaced our production capacity. In response, our supply chain team continues to demonstrate agility and flexibility to identify ways to increase production capacity on both an opportunistic and permanent basis. We have increased capacity by adding manufacturing cells at our Mexico Cut-and-Sew Center, adding full second shifts and weekend production shifts to our U.S. plants, and temporarily re-activating a portion of our Newton, Mississippi upholstery manufacturing facility. Further, during the third quarter of fiscal 2021 we opened a leased upholstery assembly plant, in San Luis Rio Colorado, Mexico.
We operate a wholesale sales office that is responsible for distribution of our product in the United Kingdom and Ireland. We operate a global trading company in Hong Kong which helps us manage our Asian supply chain by establishing and maintaining relationships with our Asian suppliers, as well as identifying efficiencies and savings opportunities. We participate in two consolidated joint ventures in Thailand that support our international businesses: one that operates a manufacturing facility and another that operates a wholesale sales office. We also have contracts with several suppliers in Asia to produce products that support our pure import model for casegoods.
We sell our products through multiple channels: to furniture retailers or distributors in the United States, Canada, and approximately 65 other countries, including the United Kingdom, China, Australia, South Korea and New Zealand; directly to consumers through retail stores that we own and operate; and through our websites, www.la-z-boy.com and www.joybird.com. The centerpiece of our retail distribution strategy is our network of 354 La-Z-Boy Furniture Galleries® stores and 561 La-Z-Boy Comfort Studio® locations, each dedicated to marketing our La-Z-Boy branded products. We consider this dedicated space to be "proprietary." We own 159 of the La-Z-Boy Furniture Galleries® stores. The remainder of the La-Z-Boy Furniture Galleries® stores, as well as all 561 La-Z-Boy Comfort Studio® locations, are independently owned and operated. La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort, and quality of La-Z-Boy furniture with our available design services. La-Z-Boy Comfort Studio® locations are defined spaces within larger independent retailers that are dedicated to displaying and selling La-Z-Boy branded products. In total, we have approximately 7.9 million square feet of proprietary floor space dedicated to selling La-Z-Boy branded products in North America. We also have approximately 3.0 million square feet of floor space outside of the United States and Canada dedicated to selling La-Z-Boy branded products. Our other brands, England, American Drew, Hammary, and Kincaid enjoy distribution through many of the same outlets, with approximately half of Hammary’s sales originating through the La-Z-Boy Furniture Galleries® store network. Kincaid and England have their own dedicated proprietary in-store programs with 625 outlets and approximately 1.9 million square feet of proprietary floor space. In total, our proprietary floor space includes approximately 12.8 million square feet worldwide. Joybird sells product primarily online and has a limited amount of proprietary retail showroom floor space it uses to develop its brand.
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
•Our unique multi-channel distribution network.  In addition to our branded distribution channels, nearly 2,000 other dealers sell La-Z-Boy products, providing us the benefit of multi-channel distribution. These outlets include some of the best-known names in the industry, including Slumberland, Nebraska Furniture Mart, Mathis Brothers and Raymour & Flanagan. Our other brands in the Wholesale segment, England, American Drew, Hammary, and Kincaid, enjoy distribution through many of the same outlets. We believe there is significant growth potential for our brands through these retail channels.
•Our on-trend product including stationary upholstered furniture featured in our Live Life Comfortably® marketing campaign.  While we are known for our iconic recliners, they account for less than half of our sales in dollars, and we believe we have the potential to expand sales of our other products. To stimulate growth, our Live Life Comfortably® marketing campaign features celebrity brand ambassador, Kristen Bell, and focuses on expanding our digital marketing and e-commerce capabilities to build traffic across our multiple digital and physical properties. As a millennial actress and social media influencer, Kristen injects youthful style and sensibility into our marketing campaign which enhances the appeal of our brand with a younger customer base. Further, we are driving change throughout our digital platforms to improve the user experience, with a specific focus on the ease by which customers browse through our broad product assortment, customize products to their liking, find stores to make a purchase, or purchase at www.la-z-boy.com.
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
•Wholesale Segment. Our Wholesale segment consists primarily of three operating segments: La-Z-Boy, our largest operating segment, our England subsidiary, and our casegoods operating segment that sells furniture under three brands: American Drew®, Hammary®, and Kincaid®. The Wholesale segment also includes our international wholesale businesses. We aggregate these operating segments into one reportable segment because they are economically similar and meet the other aggregation criteria for determining reportable segments. Our Wholesale segment manufactures and imports upholstered furniture, such as recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas and imports casegoods (wood) furniture, such as occasional pieces, bedroom sets, dining room sets and entertainment centers. The Wholesale segment sells directly to La-Z-Boy Furniture Galleries® stores, operators of La-Z-Boy Comfort Studio® locations, England Custom Comfort Center locations, major dealers, and a wide cross-section of other independent retailers.

•Retail Segment. Our Retail segment consists of one operating segment comprising our 159 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment primarily sells upholstered furniture, in addition to some casegoods and other accessories, to end consumers through these stores.

•Corporate & Other. Corporate & Other includes the shared costs for corporate functions, including human resources, information technology, finance and legal, in addition to revenue generated through royalty agreements with companies licensed to use the La-Z-Boy® brand name on various products. We consider our corporate functions to be other business activities and have aggregated them with our other insignificant operating segments, including our global trading company in Hong Kong, and Joybird, an e-commerce retailer. Joybird manufactures and sells upholstered furniture such as sofas, loveseats, chairs, ottomans, sleeper sofas and beds, and also imports and sells casegoods (wood) furniture, such as occasional tables and other accessories. Joybird sells to end consumers primarily online through its website, www.joybird.com. None of the operating segments included in Corporate & Other meet the requirements of reportable segments at this time.

Impact of COVID-19

For a discussion of how COVID-19 has impacted and may continue to impact our business and financial condition, please refer to the discussion under the heading "COVID-19 Impact" in Part I, Item 1 of this report.

Results of Operations

The following discussion provides an analysis of our results of operations and reasons for material changes therein for fiscal year 2021 as compared with fiscal year 2020. See “Results of Operations” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2020 Annual Report on Form 10-K, filed with the SEC on June 23, 2020, for an analysis of the fiscal year 2020 results as compared to fiscal year 2019.

Fiscal Year 2021 and Fiscal Year 2020

La-Z-Boy Incorporated

	(52 weeks)	(52 weeks)	(FY21 vs FY20)
(Amounts in thousands, except percentages)	4/24/2021	4/25/2020	% Change
Sales	$1,734,244	$1,703,982	1.8%
Operating income	136,736	118,762	15.1%
Operating margin	7.9%	7.0%

Sales

Consolidated sales in fiscal 2021 increased 1.8%, or $30.3 million, compared with the prior year led by higher sales in our Retail segment and Joybird business, partially offset by a slight decline in our Wholesale segment. In early fiscal 2021, sales were adversely affected by the impact of COVID-19 which caused temporary store closures in the latter part of the fourth quarter of fiscal 2020 and a phased reopening in the first two months of fiscal 2021. In addition, temporary closures of our manufacturing facilities, had a negative impact on our ability to deliver product to our customers. Since retail and manufacturing locations reopened by the end of the first quarter of fiscal 2021, we have experienced a strong pace of written order trends and in response we have continued to scale our manufacturing capabilities to meet demand. Despite lower sales in the first half of fiscal 2021 due to the challenges of COVID-19, the sustained increase in demand for our products, our strong execution at the store level, and our ramp up of manufacturing capacity contributed to higher consolidated sales in fiscal 2021 compared with fiscal 2020.

Operating Margin

Operating margin, which is calculated as operating income as a percentage of sales, increased 90 basis points in fiscal 2021 compared with the prior year.

•Gross margin increased 40 basis points during fiscal 2021 compared with fiscal 2020.

◦Changes in our consolidated sales mix improved gross margin by 70 basis points in fiscal 2021 compared with last year. This benefit was driven by the growth of our Retail segment and Joybird, which have higher gross margins than our Wholesale segment.
◦Joybird experienced significant improvements in gross margin in fiscal 2021, primarily resulting from product pricing actions taken, an increase in average ticket, favorable product mix, and synergies due to its integration into our broader supply chain operations. As we build on the trajectory of the Joybird business, we will continue to balance investments in top-line growth with bottom-line performance.
◦Through fiscal 2021, the expansion of manufacturing capacity in response to written order demand drove an increase in production costs and unfavorable product mix which negatively impacted gross margin.
◦Further, challenges in the global supply chain caused by COVID-19 and an increase in demand resulted in higher raw material and freight costs throughout fiscal 2021, which were largely offset by pricing actions taken in response to these higher costs.
◦Partially offsetting these increases, due to U.S. tariff exclusions issued in the fourth quarter of fiscal 2020 related to sewn fabric and leather sets and actuators imported from China, during fiscal 2020 we recognized a one-time $16.3 million benefit in cost of sales for the rebate of previously paid tariff costs, the absence of which in fiscal 2021 negatively impacted gross margin by 100 basis points.

•Selling, general, and administrative ("SG&A") expense as a percentage of sales increased 100 basis points during fiscal 2021 compared with fiscal 2020.

◦Changes in the fair value of the Joybird contingent consideration liability resulted in a 130 basis point increase in SG&A as a percentage of sales. During the fourth quarter of fiscal 2020, the fair value of the Joybird contingent consideration liability was reduced by its full carrying value of $7.9 million as we no longer expected any additional consideration amount would be owed based on our financial projections at that time. Since the first quarter of fiscal 2021, Joybird has seen significant improvement in its operating results and as a result, during fiscal 2021 we recognized a $14.1 million pre-tax charge to increase the fair value of the Joybird contingent consideration liability, as based on our most recent financial projections, we expect consideration will be owed under the terms of the earnout agreement.

◦Incentive compensation costs increased $21.7 million in fiscal 2021 compared with last year, a 120 basis point increase in SG&A as a percentage of sales. The increase was primarily due to certain financial metrics exceeding incentive targets in fiscal 2021 whereas certain financial metrics in fiscal 2020 were lower than incentive targets, primarily due to the impact of COVID-19.
◦Fiscal 2020 included the sale of our Redlands facility, which resulted in a $9.7 million pre-tax gain, while fiscal 2021 included expenses resulting from our business realignment. The absence of the prior year gain and incremental expenses in fiscal 2021 drove a comparative 70 basis point increase in SG&A expense as a percentage of sales.
◦Changes in our consolidated sales mix increased SG&A expenses as a percentage of sales by 60 basis points in fiscal 2021 compared with last year. This increase was driven by the growth of our Retail segment and Joybird, which have higher levels of SG&A expense as a percentage of sales than our Wholesale segment.
◦Partially offsetting these increases, SG&A expense as percentage of sales benefited from cost reduction initiatives taken throughout fiscal 2021, which included reduced marketing and advertising spend due to strong order demand and less administrative expenses resulting from COVID-19.
◦Additionally, offsetting the increases was a $16.9 million decrease in bad debt expense, resulting in a 100 basis point decrease in SG&A as a percentage of sales. The higher bad debt expense in fiscal 2020 was primarily due to the write-off of receivables related to the bankruptcy proceedings of Art Van Furniture Group during the fourth quarter of fiscal 2020, along with an increased provision for credit losses due to uncertain economic conditions resulting from COVID-19.

•During fiscal 2020 we recorded a $26.9 million goodwill impairment charge related to our Joybird reporting unit. Annual goodwill impairment testing, which occurred in the fourth quarter of 2020, determined the carrying value of the Joybird reporting unit exceeded its relative fair value, most notably driven by the impact of COVID-19 on our financial projections at the time. The absence of the impairment charge in fiscal 2021 increased operating margin by 150 basis points. Refer to Note 7, Goodwill and Other Intangible Assets, for further information.

We explain these items further when we discuss each segment's results later in this Management's Discussion and Analysis.

Wholesale Segment

	(52 weeks)	(52 weeks)	(FY21 vs FY20)
(Amounts in thousands, except percentages)	4/24/2021	4/25/2020	% Change
Sales	$1,301,298	$1,310,294	(0.7)%
Operating income	134,312	142,440	(5.7)%
Operating margin	10.3%	10.9%

Sales

The Wholesale segment's sales declined 0.7%, or $9.0 million, in fiscal 2021 compared with fiscal 2020. At the beginning of fiscal 2021, sales were adversely affected due to the impact of COVID-19, which caused temporary store and manufacturing closures in the latter part of the fourth quarter of fiscal 2020 and a phased reopening in the first two months of fiscal 2021. Since reopening at the end of the first quarter of fiscal 2021, we have continued to expand and scale our manufacturing capabilities in response to significant increases in order demand. The pace at which we have been able to ramp production during fiscal 2021 was hampered by COVID-19-related hiring and supply chain challenges and contributed to unfavorable product mix. Despite these challenges during fiscal 2021, the Wholesale segment's delivered unit volume was higher than in fiscal 2020, primarily driven by higher production capacity and shipments in the fourth quarter. In addition to higher volume, sales in fiscal 2021 benefited from favorable pricing actions taken in response to rising manufacturing costs.

Operating Margin

Our Wholesale segment's operating margin decreased 60 basis points in fiscal 2021 compared with fiscal 2020.

•Gross margin decreased 200 basis points during fiscal 2021 compared with fiscal 2020.

◦Due to U.S. tariff exclusions issued in the fourth quarter of fiscal 2020 related to sewn fabric and leather sets and actuators imported from China, during fiscal 2020, we recognized a one-time $16.3 million benefit in cost of sales for the rebate of previously paid tariff costs, the absence of which in fiscal 2021 resulted in a 120 basis point decrease in gross margin.

◦Through fiscal 2021, the expansion of manufacturing capacity in response to written order demand drove an increase in production costs which resulted in a 60 basis point decrease in gross margin, along with a 90 basis point decrease due to unfavorable product mix.
◦Higher written order demand along with an increase in production capacity in the latter part of fiscal 2021 resulted in a 50 basis point increase in gross margin due to higher delivered sales volume.
◦Fiscal 2020 also included supply chain initiative costs, primarily associated with the closure of our Redlands manufacturing facility, which were higher when compared with the expenses resulting from our business realignment actions in fiscal 2021. The absence of higher business initiative costs in fiscal 2021 resulted in a comparative 30 basis point improvement in gross margin for fiscal 2021.
◦Further, rising raw material and freight costs throughout fiscal 2021 due to higher demand and global supply chain challenges were largely offset by pricing actions taken in response to these higher costs.

•SG&A expense as a percentage of sales decreased 140 basis points during fiscal 2021 compared with fiscal 2020.

◦SG&A as a percentage of sales decreased in fiscal 2021 primarily due to disciplined expense management related to our spending on advertising given the strong order demand and less administrative expenses resulting from COVID-19.
◦Bad debt expense decreased $16.9 million in fiscal 2021 compared with fiscal 2020, resulting in a 130 basis point decrease in SG&A as a percentage of sales. The higher bad debt expense in fiscal 2020 was primarily due to the write-off of receivables related to the bankruptcy proceedings of Art Van Furniture Group during the fourth quarter of fiscal 2020, along with an increased provision for credit losses due to uncertain economic conditions resulting from COVID-19.
◦Fiscal 2020 also included the sale of our Redlands facility, which resulted in a $9.7 million pre-tax gain, while fiscal 2021 included expenses resulting from our business realignment actions. The absence of the prior year gain and incremental expenses in fiscal 2021 drove a comparative 90 basis point increase in SG&A expense as a percentage of sales.

Retail Segment

	(52 weeks)	(52 weeks)	(FY21 vs FY20)
(Amounts in thousands, except percentages)	4/24/2021	4/25/2020	% Change
Sales	$612,906	$598,554	2.4%
Operating income	46,724	48,256	(3.2)%
Operating margin	7.6%	8.1%

Sales

Our Retail segment's full year sales increased 2.4%, or $14.4 million, as a 0.8% decline in delivered same-stores sales was more than offset by an $18.8 million benefit from delivered sales related to our Seattle-based stores which we acquired during the second quarter of fiscal 2021. The slight decrease in delivered same-store sales was primarily due to the impact that COVID-19 had during the fourth quarter of fiscal 2020, which led to a phased reopening of our retail locations throughout the first two months of fiscal 2021, combined with COVID-19-related production challenges that our Wholesale segment experienced throughout the first three quarters of fiscal 2021. Despite these challenges, since the re-opening of all of our retail stores, we have continued to experience strong sales trends. Written same-store sales were up 33.9% for the full year and 114% for the fourth quarter compared with their respective periods last year, driven by increased demand for products in the home furnishings category and strong execution at the store level. Same-store delivered sales include the sales of all currently active stores which have been open for each comparable period.

Operating Margin

Our Retail segment's operating margin decreased 50 basis points in fiscal 2021 compared with the prior year.

•Gross margin remained flat during fiscal 2021 compared with fiscal 2020.

•SG&A expense as a percentage of sales increased 50 basis points during fiscal 2021 compared with fiscal 2020, primarily due to higher selling expenses driven by a significant increase in written sales on which we pay commission, along with higher fixed costs, relative to sales, including rent expense and building maintenance. These items were partially offset by lower advertising expense given the strong demand and efforts made during the beginning of fiscal 2021 to reduce discretionary spend.

Corporate and Other

	(52 weeks)	(52 weeks)	(FY20 vs FY19)
(Amounts in thousands, except percentages)	4/24/2021	4/25/2020	% Change
Sales	$127,370	$89,092	43.0%
Eliminations	(307,330)	(293,958)	4.5%
Operating loss	(44,300)	(71,934)	(38.4)%

Sales

Sales increased $38.3 million in fiscal 2021 compared with fiscal 2020, primarily due to a $33.9 million increase from Joybird, which contributed $109.2 million in sales in fiscal 2021. The increase in Joybird sales was primarily driven by strong written order trends throughout the fiscal year as we continue to experience increased demand for products in the home furnishings category, coupled with investments in marketing and website improvements which increased online traffic and conversion. Written sales for Joybird were up 64.5% in fiscal 2021 compared with fiscal 2020.

Eliminations increased in fiscal 2021 compared with fiscal 2020 due to higher sales from our Wholesale segment to our Retail segment, driven by increased sales in the Retail segment.

Operating Loss

Our Corporate and Other operating loss was $27.6 million lower in fiscal 2021 compared with fiscal 2020.

•A $26.9 million non-cash pre-tax impairment charge in fiscal 2020 reduced the carrying value of goodwill associated with our Joybird reporting unit. During our fiscal 2020 annual goodwill impairment testing, which occurred in the fourth quarter of 2020 at the onset of the COVID-19 pandemic, we determined the carrying value of the Joybird reporting unit exceeded its relative fair value based on our financial projections at that time which were largely driven by economic uncertainties due to COVID-19 and slower than anticipated integration activities.

•During the fourth quarter of fiscal 2020 we reversed the fair value of the Joybird contingent consideration liability by its full carrying value of $7.9 million pre-tax as, at that time, we no longer expected any additional consideration amounts would be owed related to the Joybird acquisition. Since the first quarter of fiscal 2021, Joybird has seen significant improvement in its operating results and, as a result, during fiscal 2021 we recognized a $14.1 million pre-tax charge to increase the fair value of the Joybird contingent consideration liability as, based on our most recent financial projections, we expect consideration will be owed under the terms of the earnout agreement.

•The impact of the Joybird contingent consideration adjustments made in fiscal 2021 and fiscal 2020 were more than offset by significant improvements in Joybird's operating profit compared with the prior year, primarily resulting from product pricing actions taken, an increase in average ticket, favorable product mix, and synergies due to its integration into our broader supply chain operations. As we build on the trajectory of the Joybird business, we will continue to balance investments in top-line growth with bottom-line performance.

•Corporate incentive compensation costs increased $14.9 million in fiscal 2021 compared with last year, as certain financial metrics in fiscal 2021 were higher than incentive targets whereas certain financial metrics in fiscal 2020 were lower than incentive targets, primarily due to the impact of COVID-19.

Fourth Quarter of Fiscal Year 2021 vs. Fourth Quarter of Fiscal Year 2020

Financial results for the fourth quarter of fiscal 2020 were negatively impacted by COVID-19 due to the temporary closure of our manufacturing facilities for four weeks, state and local restrictions limiting our ability to deliver product to consumers, and the temporary closure of our company-owned stores consistent with most retailers across North America beginning in mid-

March 2020. Since that time, sales and profit trends for the Company have significantly changed and, as a result, we are providing this additional discussion of our fiscal 2021 fourth quarter results.

	Quarter Ended
(Unaudited, amounts in thousands)	4/24/21	4/25/20
Sales
Wholesale	$384,001	$274,687
Retail	193,535	139,660
Corporate and Other	43,221	18,560
Eliminations	(101,287)	(65,626)
Consolidated sales	$519,470	$367,281

Operating Income (Loss)
Wholesale segment	$39,003	$30,245
Retail segment	23,551	14,984
Corporate and Other	(12,496)	(31,803)
Consolidated operating income	$50,058	$13,426

Consolidated sales in the fourth quarter of fiscal 2021 increased 41.4% to $519.5 million, compared with the same period last year. Consolidated operating income for the quarter was $50.1 million, up $36.6 million compared with the same period last year and operating margin rose to 9.6% compared with 3.7% in the prior-year quarter.

In the fourth quarter of fiscal 2021, sales in the Wholesale segment increased 39.8% to $384.0 million, primarily due to lower volume last year resulting from COVID-19-related shutdowns. Operating margin in the Wholesale segment decreased to 10.2% in the fourth quarter of fiscal 2021, compared with 11.0% in last year’s fourth quarter due to a lower gross margin partially offset by improved SG&A as a percentage of sales. Lower gross margin was primarily due to last year's one-time $16.3 million benefit in cost of sales for the rebate of previously paid tariffs on sewn fabric and leather sets and actuators imported from China, along with rising raw material and freight costs in the current year. SG&A as percentage of sales decreased in the fourth quarter of fiscal 2021 compared to the same period last year, primarily due to higher sales volume and lower bad debt expense as the fourth quarter of fiscal 2020 included a charge related to the bankruptcy proceedings of Art Van Furniture Group and a provision for credit losses due to COVID-19 economic conditions. These improvements in SG&A as a percentage of sales were partially offset by higher incentive compensation costs.

Sales in the Retail segment increased 38.6% to $193.5 million in the fourth quarter of fiscal 2021, led by a $46.8 million increase in delivered same-store sales coupled with $7.4 million from our Seattle-based stores which we acquired during the second quarter of fiscal 2021. The increase in same-store delivered sales was primarily due to continued strong demand in the home furnishings category throughout fiscal 2021, combined with a reduction in sales in the prior year due to store closures in the last four weeks of fiscal 2020. Operating margin in the Retail segment improved to 12.2% in the fourth quarter of fiscal 2021, from 10.7% in the fourth quarter last year. This improvement was primarily due to the significant increase in delivered sales relative to higher SG&A expenses driven by an increase in selling costs due to higher written sales.

In the fourth quarter of fiscal 2021, sales for Joybird, which are reported in Corporate & Other, increased 144% to $37.7 million, driven by strong written order trends as we continue to experience increased demand for products in the home furnishings category, coupled with investments in marketing and website improvements which increased online traffic and conversion. Operating loss in Corporate & Other decreased $19.3 million, primarily due to the $26.9 million non-cash pre-tax impairment charge in fiscal 2020 to reduce the carrying value of the Joybird reporting unit's goodwill, which was partially offset by the changes in the fair value of the Joybird contingent consideration liability in both fiscal 2020 and fiscal 2021 noted above. Additionally, Joybird's operating results significantly improved in the fourth quarter of fiscal 2021 compared with the same quarter last year in which Joybird operated at a loss. The improvement in Joybird's operating results in the fourth quarter of 2021 was led by higher sales and synergies leveraged as we continue to integrate Joybird into the overall business.

Interest Expense and Interest Income

Interest expense was $0.1 million higher and interest income was $1.7 million lower in fiscal 2021 compared with fiscal 2020. The decline in interest income was primarily due to lower interest rates on our interest-bearing investments.

Pension Termination Refund

During the second quarter of fiscal 2020 we received a pre-tax refund of $1.9 million from the settlement of our defined-benefit pension plan in our La-Z-Boy operating unit, which occurred during the fourth quarter of fiscal 2019. We recognized the refund in our consolidated statement of income, consistent with the charge recorded in the fourth quarter of fiscal 2019.

Other Income (Expense), Net

Other income (expense), net was $9.5 million of income in fiscal 2021 compared with $7.0 million of expense in fiscal 2020. The income in fiscal 2021 was primarily due to the benefit of $5.2 million of payroll tax credits resulting from the CARES Act along with unrealized gains on investments. The expense in fiscal 2020 was primarily due to a $6.0 million impairment of our investment in a privately held start-up company along with unrealized losses on investments.

Income Taxes

Our effective income tax rate was 26.3% for fiscal 2021 and 31.4% for fiscal 2020.

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

Liquidity and Capital Resources

Our sources of liquidity include cash and equivalents, short-term and long-term investments, cash from operations, and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, and fulfill other cash requirements for day-to-day operations and capital expenditures. We had cash, cash equivalents and restricted cash of $394.7 million at April 24, 2021, compared with $263.5 million at April 25, 2020. In addition, we had investments to enhance our returns on cash of $32.5 million at April 24, 2021, compared with $28.6 million at April 25, 2020.

We maintain a revolving credit facility secured primarily by all of our accounts receivable, inventory, cash deposit and securities accounts. Availability under the agreement fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory, net of customer deposits. We amended this agreement on December 19, 2017, extending its maturity date to December 19, 2022. The credit agreement includes affirmative and negative covenants that apply under certain circumstances, including a fixed-charge coverage ratio requirement that applies when excess availability under the credit line is less than certain thresholds. In response to economic conditions resulting from COVID-19, to strengthen our financial position and maintain liquidity, the Company proactively borrowed $75.0 million from our revolving credit facility in the fourth quarter of 2020. Subsequently, considering business performance, liquidity and trends during the first six months of fiscal 2021, $25.0 million was repaid in the first quarter of fiscal 2021 and $50.0 million was repaid in the second quarter of fiscal 2021, bringing the outstanding balance on our revolving credit facility to zero. As of April 24, 2021, borrowings outstanding under the revolving credit facility remain at zero and we were not subject to the fixed-charge coverage ratio requirement and had excess availability of $61.7 million of the $150.0 million credit commitment. Excess availability was lower than the total remaining credit commitment primarily due to higher reserves required due to the $140.0 million increase in customer deposits during fiscal 2021.

Capital expenditures for fiscal 2021 were $38.0 million compared with $46.0 million for fiscal 2020. Fiscal year 2021 capital expenditures primarily included spending on manufacturing machinery and equipment, improvements to select retail stores, costs for new production capacity in Mexico, and upgrades to our upholstered furniture manufacturing plant in Dayton, Tennessee. We have no material contractual commitments outstanding for future capital expenditures. We expect capital expenditures to be in the range of $55 to $65 million for fiscal 2022, which will include improvements to a number of our retail stores, plant upgrades to our upholstery manufacturing and distribution facilities in Neosho, Missouri, new upholstery manufacturing capacity in Mexico, and technology upgrades.

In response to the COVID-19 pandemic, in the fourth quarter of fiscal 2020, we took action to conserve cash in the near term. Actions taken at that time included the furlough of approximately 70% of our workforce while our manufacturing and retail operations were temporarily closed, temporary 50% salary reductions for our executive team and 25% salary reductions for the rest of our salaried workforce, along with the temporary suspension of our 401(k) match, cash compensation for the board of directors and our share repurchase program. Further, effective as of June 4, 2020, the Company reduced its global workforce by about 10% across its manufacturing, retail and corporate locations, including the closure of its Newton, Mississippi upholstery manufacturing facility.

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
Our board of directors has sole authority to determine if and when we will declare future dividends and on what terms. Over the past year, the following actions were taken pertaining to dividends.
•As announced on March 29, 2020, the June 2020 dividend was eliminated to preserve near-term financial flexibility in response to the impact of COVID-19.
•On August 18, 2020, the board of directors elected to reinstate a regular quarterly dividend to shareholders of $0.07 per share, 50% of the dividend amount paid quarterly prior to the Company's suspension of dividends. This dividend was paid on September 15, 2020, to shareholders of record as of September 3, 2020.
•On November 17, 2020, the board of directors declared a quarterly dividend to shareholders of $0.14 per share. This returned the quarterly dividend to the full amount paid quarterly prior to the Company's suspension of dividends. The dividend was paid on December 15, 2020, to shareholders of record as of December 2, 2020.
•On February 16, 2021, the board of directors declared a quarterly dividend to shareholders of $0.15 per share, an increase of $0.01 per share or 7%. The dividend was paid on March 15, 2021, to shareholders of record as of March 4, 2021.
Our board of directors has authorized the repurchase of Company stock. As announced on March 29, 2020, share repurchases under the board of directors’ prior authorization were temporarily halted to prioritize near-term financial flexibility in response to the impact of COVID-19, as such, there were no share repurchases in the first and second quarters of fiscal 2021. On December 14, 2020, we resumed share repurchases under the previous share repurchase authorization, pursuant to which 3.4 million shares remain available for purchase. The authorization has no expiration date. We repurchased 1.1 million shares during fiscal 2021 for a total of $44.2 million.
We believe our cash flows from operations, present cash, cash equivalents and restricted cash balance of $394.7 million, short- and long-term investments to enhance returns on cash of $32.5 million, and current excess availability under our credit facility of $61.7 million, will be sufficient to fund our business needs, including fiscal 2022 contractual obligations of $316.3 million as presented in our contractual obligations table. Included in our cash, cash equivalents and restricted cash at April 24, 2021, is $101.9 million held by foreign subsidiaries, approximately 30% of which we have determined to be permanently reinvested.
The following table illustrates the main components of our cash flows:

	Fiscal Year Ended
	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/24/2021	4/25/2020
Cash Flows Provided By (Used For)
Net cash provided by operating activities	$309,917	$164,242
Net cash used for investing activities	(40,703)	(33,915)
Net cash provided by (used for) financing activities	(141,054)	2,558
Exchange rate changes	3,015	(1,144)
Change in cash, cash equivalents and restricted cash	$131,175	$131,741

Operating Activities

During fiscal 2021, net cash provided by operating activities was $309.9 million. Our cash provided by operating activities was primarily attributable to a $140.0 million increase in customer deposits driven by the increase in written Retail and Joybird sales in the period and net income, including non-cash adjustments, generated during the period.

During fiscal 2020, net cash provided by operating activities was $164.2 million. Our cash provided by operating activities was primarily attributable to net income generated during fiscal 2020 as well as a $29.7 million decrease in receivables driven by lower sales volume at the end of the fiscal year due to COVID-19, partially offset by $18.4 million lower accrued compensation costs due to fiscal 2020 financial performance against incentive targets.

Investing Activities

During fiscal 2021, net cash used for investing activities was $40.7 million, primarily due to cash used for capital expenditures in the period of $38.0 million, which primarily related to spending on manufacturing machinery and equipment, improvements to select retail stores, costs for new production capacity in Mexico, and upgrades to our upholstered furniture manufacturing facility in Dayton, Tennessee. Additionally, cash used for acquisitions was $2.0 million, related to the acquisition of the assets of the Seattle, Washington business that operated six independently owned La-Z-Boy Furniture Galleries® stores and one warehouse.

During fiscal 2020, net cash used for investing activities was $33.9 million, primarily due to $46.0 million used for capital expenditures. This was partially offset by $11.3 million in proceeds from the disposal of assets primarily due to the sale of the Redlands upholstery facility in the third quarter of fiscal 2020. Our capital expenditures during the year primarily related to spending on manufacturing machinery and equipment, upgrades to our Dayton, Tennessee upholstered furniture manufacturing facility and improvements to select retail stores. Spending was lower in fiscal 2020 than expected due to cancellation of non-essential capital expenditures in the fourth quarter due to COVID-19.

Financing Activities

During fiscal 2021, net cash used for financing activities was $141.1 million, primarily due to $75.0 million in payments on our revolving credit facility, $44.2 million used to repurchase our common stock pursuant to our share repurchase authorization, $16.5 million paid to our shareholders in quarterly dividends, and $8.5 million in dividends paid to our joint venture minority partners, resulting from the repatriation of dividends from our foreign earnings that we no longer consider permanently reinvested.

During fiscal 2020, net cash provided by financing activities was $2.6 million, which included a $75.0 million draw under our revolving credit facility, partially offset by $43.4 million used to repurchase shares of our common stock pursuant to the board's prior authorization and $25.1 million paid to our shareholders in quarterly dividends.

Exchange Rate Changes

Due to changes in exchange rates, our cash, cash equivalents, and restricted cash increased by $3.0 million from the end of fiscal year 2020 to the end of fiscal year 2021. These changes impacted our cash balances held in Canada, Thailand, and the United Kingdom.

Other
The following table summarizes our contractual obligations of the types specified as of April 24, 2021:

		Payments Due by Period
(Amounts in thousands)	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	More than 5 Years
Operating lease obligations	$403,394	$78,079	$128,154	$86,426	$110,735
Purchase obligations (1)	212,630	212,630	—	—	—
Future guaranteed payments	25,445	15,445	10,000	—	—
Contingent consideration	14,100	10,000	4,100	—	—
Finance lease obligations	618	130	260	228	—
Total contractual obligations	$656,187	$316,284	$142,514	$86,654	$110,735
(1)Related to open purchase orders, primarily with foreign and domestic casegoods, leather and fabric suppliers, which are generally cancellable if production has not begun.
Our consolidated balance sheet as April 24, 2021 reflected a $1.1 million net liability for uncertain income tax positions. We do not expect that the net liability for uncertain income tax positions will significantly change within the next 12 months. The remaining balance will be settled or released as tax audits are effectively settled, statutes of limitation expire, or other new information becomes available.

We do not expect our continuing compliance with existing federal, state and local statutes dealing with protection of the environment to have a material effect on our capital expenditures, earnings, competitive position or liquidity.
Unaudited Quarterly Financial Information Fiscal 2021

Fiscal Quarter Ended	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)
(Amounts in thousands, except per share data)	7/25/2020	10/24/2020	1/23/2021	4/24/2021
Sales	$285,458	$459,120	$470,196	$519,470
Cost of sales	169,095	258,565	268,944	297,380
Gross profit	116,363	200,555	201,252	222,090
Selling, general and administrative expense	112,038	152,616	166,838	172,032
Operating income	4,325	47,939	34,414	50,058
Interest expense	(459)	(346)	(298)	(287)
Interest income	494	123	285	199
Other income (expense), net	1,474	(11)	6,532	1,471
Income before income taxes	5,834	47,705	40,933	51,441
Income tax expense	1,155	12,401	11,344	13,484
Net income	4,679	35,304	29,589	37,957
Net income attributable to noncontrolling interests	119	(369)	(357)	(461)
Net income attributable to La-Z-Boy Incorporated	$4,798	$34,935	$29,232	$37,496
Diluted weighted average common shares	45,965	46,323	46,818	46,316
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.10	$0.75	$0.62	$0.81
Unaudited Quarterly Financial Information Fiscal 2020

Fiscal Quarter Ended	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)
(Amounts in thousands, except per share data)	7/27/2019	10/26/2019	1/25/2020	4/25/2020
Sales	$413,633	$447,212	$475,856	$367,281
Cost of sales	245,921	264,823	276,218	195,575
Gross profit	167,712	182,389	199,638	171,706
Selling, general and administrative expense	144,290	152,788	147,325	131,418
Goodwill impairment	—	—	—	26,862
Operating income	23,422	29,601	52,313	13,426
Interest expense	(318)	(308)	(265)	(400)
Interest income	727	522	844	692
Pension termination charge	—	1,900	—	—
Other income (expense), net	(760)	(532)	(5,998)	307
Income before income taxes	23,071	31,183	46,894	14,025
Income tax expense	5,083	8,279	12,178	10,649
Net income	17,988	22,904	34,716	3,376
Net income attributable to noncontrolling interests	81	(311)	(204)	(1,081)
Net income attributable to La-Z-Boy Incorporated	$18,069	$22,593	$34,512	$2,295
Diluted weighted average common shares	47,125	46,879	46,584	46,157
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.38	$0.48	$0.74	$0.05

Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles ("US GAAP"). In some cases, these principles require management to make difficult and subjective judgments regarding uncertainties and, as a result, such estimates and assumptions may significantly impact our financial results and disclosures. We base our estimates on currently known facts and circumstances, prior experience and other assumptions we believe to be reasonable. We use our best judgment in valuing these estimates and may, as warranted, use external advice. Actual results could differ from these estimates, assumptions, and judgments and these differences could be significant. We make frequent comparisons throughout the year of actual experience to our assumptions to reduce the likelihood of significant adjustments. We record adjustments when differences are known. We consider the following accounting estimates to be critical as they require us to make assumptions that are uncertain at the time the estimate was made and changes to the estimate would have a material impact on our financial statements.

Indefinite-Lived Intangible Assets and Goodwill
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

We test indefinite-lived intangibles and goodwill for impairment on an annual basis in the fourth quarter of our fiscal year, or more frequently if events or changes in circumstances indicate that the carrying value might be impaired. We have the option to first assess qualitative factors in order to determine if it is more likely than not that the fair value of our intangible assets or reporting units are greater than their carrying value. If the qualitative assessment leads to a determination that the intangible asset/reporting unit’s fair value may be less than its carrying value, or if we elect to bypass the qualitative assessment altogether, we are required to perform a quantitative impairment test by calculating the fair value of the intangible asset/reporting unit and comparing the fair value with its associated carrying value. When we perform the qualitative test for indefinite-lived intangible assets, we establish the fair value of our indefinite-lived trade names and reacquired rights based upon the relief from royalty method, which requires the use of significant estimates and assumptions including forecasted sales growth and royalty rates. When we perform the quantitative test for goodwill, we establish the fair value for the reporting unit based on the income approach in which we utilize a discounted cash flow model. This approach requires the use of significant estimates and assumptions including forecasted sales growth, operating income projections, and discount rates and changes in these assumptions may materially impact our fair value assessment. Refer to Note 7, Goodwill and Other Intangible Assets, for further information regarding our fiscal 2021 impairment testing.

Amortizable Intangible Assets

We have amortizable intangible assets related to the acquisition of the La-Z-Boy wholesale business in the United Kingdom and Ireland, which are primarily comprised of acquired customer relationships. We also have an amortizable trade name related to the Joybird® acquisition. We test amortizable intangible assets for impairment if events or changes in circumstances indicate that the assets might be impaired. If we determine an assessment for impairment is necessary, we establish the fair value of these amortizable intangible assets based on the multi-period excess earnings method, a variant of the income approach, and the relief from royalty method, as applicable.

Product Warranties

We account for product warranties by accruing an estimated liability when we recognize revenue on the sale of warrantied product. We estimate future warranty claims on product sales based on claim experience and periodically make adjustments to reflect changes in actual experience. We incorporate repair costs in our liability estimates, including materials, labor, and overhead amounts necessary to perform repairs, and any costs associated with delivering repaired product to our customers and consumers. We use considerable judgment in making our estimates and record differences between our estimated and actual costs when the differences are known.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

While we had no variable rate borrowings at April 24, 2021, we could be exposed to market risk from changes in risk-free interest rates if we incur variable rate debt in the future. Based on our current and expected levels of exposed liabilities, management estimates that a one percentage point change in interest rates would not have a material impact on our results of operations for fiscal 2021.

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
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based upon the framework in "Internal Control—Integrated Framework (2013)" set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of April 24, 2021. PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the Company's internal control over financial reporting as of April 24, 2021, as stated in its report which appears herein.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of La-Z-Boy Incorporated

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of La-Z-Boy Incorporated and its subsidiaries (the “Company”) as of April 24, 2021 and April 25, 2020, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended April 24, 2021, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of April 24, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 24, 2021 and April 25, 2020, and the results of its operations and its cash flows for each of the three years in the period ended April 24, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 24, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 6 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in fiscal 2020.

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

Accrued Product Warranties for the Wholesale Segment

As described in Note 12 to the consolidated financial statements, as of April 24, 2021, the Company had accrued product warranties of $23.6 million, of which the Wholesale segment comprises a significant portion. Management accrues an estimated liability for product warranties when revenue is recognized on the sale of warrantied products. Management estimates future warranty claims on product sales based on historical claims experience and periodically adjusts the provision to reflect changes in actual experience. The liability estimate incorporates repair costs, including materials, labor and overhead amounts necessary to perform repairs, and any costs associated with delivering the repaired product to customers.

The principal considerations for our determination that performing procedures relating to the accrued product warranties for the Wholesale segment is a critical audit matter are (i) the significant judgment by management when developing the accrual and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures relating to the estimation methodology and the applicability of historical cost of materials and labor used in the methodology.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the accrued product warranties for the Wholesale segment. These procedures also included, among others, evaluating the appropriateness of the estimation methodology applied in the accrual, evaluating the applicability of the historical cost of materials and labor used in the methodology, and testing the historical cost of materials and labor.

/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
June 15, 2021

We have served as the Company’s auditor since 1968.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands, except per share data)	4/24/2021	4/25/2020	4/27/2019
Sales	$1,734,244	$1,703,982	$1,745,401
Cost of sales	993,984	982,537	1,042,831
Gross profit	740,260	721,445	702,570
Selling, general and administrative expense	603,524	575,821	572,896
Goodwill impairment	—	26,862	—
Operating income	136,736	118,762	129,674
Interest expense	(1,390)	(1,291)	(1,542)
Interest income	1,101	2,785	2,103
Pension termination refund (charge)	—	1,900	(32,671)
Other income (expense), net	9,466	(6,983)	(2,237)
Income before income taxes	145,913	115,173	95,327
Income tax expense	38,384	36,189	25,186
Net income	107,529	78,984	70,141
Net income attributable to noncontrolling interests	(1,068)	(1,515)	(1,567)
Net income attributable to La-Z-Boy Incorporated	$106,461	$77,469	$68,574

Basic weighted average common shares	45,983	46,399	46,828
Basic net income attributable to La-Z-Boy Incorporated per share	$2.31	$1.67	$1.46

Diluted weighted average common shares	46,367	46,736	47,333
Diluted net income attributable to La-Z-Boy Incorporated per share	$2.30	$1.66	$1.44
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/24/2021	4/25/2020	4/27/2019
Net income	$107,529	$78,984	$70,141
Other comprehensive income (loss)
Currency translation adjustment	5,466	(2,207)	(2,472)
Change in fair value of cash flow hedges, net of tax	—	10	(67)
Net unrealized gains (losses) on marketable securities, net of tax	(79)	185	267
Pension termination, net of tax	—	—	23,807
Net pension amortization and actuarial gain (loss), net of tax	578	(1,197)	1,705
Total other comprehensive income (loss)	5,965	(3,209)	23,240
Total comprehensive income before noncontrolling interests	113,494	75,775	93,381
Comprehensive income attributable to noncontrolling interests	(1,602)	(1,249)	(1,433)
Comprehensive income attributable to La-Z-Boy Incorporated	$111,892	$74,526	$91,948
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET

(Amounts in thousands, except par value)	4/24/2021	4/25/2020
Current assets
Cash and equivalents	$391,213	$261,553
Restricted cash	3,490	1,975
Receivables, net of allowance of $4,011 at 4/24/2021 and $7,541 at 4/25/2020	139,341	99,351
Inventories, net	226,137	181,643
Other current assets	165,979	81,804
Total current assets	926,160	626,326
Property, plant and equipment, net	219,194	214,767
Goodwill	175,814	161,017
Other intangible assets, net	30,431	28,653
Deferred income taxes – long-term	11,915	20,839
Right of use lease asset	343,800	318,647
Other long-term assets, net	79,008	64,640
Total assets	$1,786,322	$1,434,889

Current liabilities
Short-term borrowings	$—	$75,000
Accounts payable	94,152	55,511
Lease liability, short-term	67,614	64,376
Accrued expenses and other current liabilities	449,904	155,282
Total current liabilities	611,670	350,169
Lease liability, long-term	295,023	270,162
Other long-term liabilities	97,483	98,252
Shareholders' equity
Preferred shares – 5,000 authorized; none issued	—	—
Common shares, $1 par value – 150,000 authorized; 45,361 outstanding at 4/24/2021 and 45,857 outstanding at 4/25/2020	45,361	45,857
Capital in excess of par value	330,648	318,215
Retained earnings	399,010	343,633
Accumulated other comprehensive loss	(1,521)	(6,952)
Total La-Z-Boy Incorporated shareholders' equity	773,498	700,753
Noncontrolling interests	8,648	15,553
Total equity	782,146	716,306
Total liabilities and equity	$1,786,322	$1,434,889
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/24/2021	4/25/2020	4/27/2019
Cash flows from operating activities
Net income	$107,529	$78,984	$70,141
Adjustments to reconcile net income to cash provided by operating activities
Gain on disposal of assets	(37)	(10,068)	(325)
Gain on sale of investments	(954)	(693)	(656)
Provision for doubtful accounts	(3,169)	13,383	502
Depreciation and amortization	33,021	31,192	31,147
Equity-based compensation expense	12,671	8,371	10,981
Goodwill impairment	—	26,862	—
Pension termination (refund)/charge	—	(1,900)	32,671
Pension plan contributions	—	—	(7,000)
Change in deferred taxes	8,790	719	(1,668)
Change in receivables	(38,288)	29,686	7,195
Change in inventories	(40,727)	14,900	3,135
Change in right-of use lease asset	65,571	67,673	—
Change in other assets	2,926	7,039	(7,737)
Change in payables	37,068	(9,913)	(2,388)
Change in lease liabilities	(65,881)	(66,238)	—
Change in other liabilities	191,397	(25,755)	14,747
Net cash provided by operating activities	309,917	164,242	150,745
Cash flows from investing activities
Proceeds from disposals of assets	2,770	11,273	1,941
Proceeds from insurance	—	1,080	184
Capital expenditures	(37,960)	(46,035)	(48,433)
Purchases of investments	(39,584)	(37,477)	(20,698)
Proceeds from sales of investments	36,071	37,244	20,944
Acquisitions	(2,000)	—	(75,630)
Net cash used for investing activities	(40,703)	(33,915)	(121,692)
Cash flows from financing activities
Net proceeds from credit facility	—	75,000	—
Payments on debt and finance lease liabilities	(75,050)	(161)	(223)
Holdback payments for acquisition purchases	(5,783)	(6,850)	(875)
Stock issued for stock and employee benefit plans, net of shares withheld for taxes	9,030	3,029	13,901
Purchases of common stock	(44,202)	(43,369)	(22,957)
Dividends paid to shareholders	(16,542)	(25,091)	(23,508)
Dividends paid to minority interest joint venture partners (1)	(8,507)	—	—
Net cash (used for) provided by financing activities	(141,054)	2,558	(33,662)
Effect of exchange rate changes on cash and equivalents	3,015	(1,144)	(475)
Change in cash, cash equivalents and restricted cash	131,175	131,741	(5,084)
Cash, cash equivalents and restricted cash at beginning of period	263,528	131,787	136,871
Cash, cash equivalents and restricted cash at end of period	$394,703	$263,528	$131,787

Supplemental disclosure of non-cash investing activities
Capital expenditures included in accounts payable	$4,638	$3,528	$3,250
(1)Includes dividends paid to joint venture minority partners resulting from the repatriation of dividends from our foreign earnings that we no longer consider permanently reinvested.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Amounts in thousands, except per share amounts)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Total
At April 28, 2018	$46,788	$298,948	$291,644	$(25,199)	$13,035	$625,216
Net income	—	—	68,574	—	1,567	70,141
Other comprehensive income	—	—	—	23,374	(134)	23,240
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	919	15,200	(2,218)	—	—	13,901
Purchases of 752 shares of common stock	(752)	(11,961)	(10,244)	—	—	(22,957)
Stock option and restricted stock expense	—	10,981	—	—	—	10,981
Cumulative effect adjustment for investments, net of tax	—	—	1,637	(1,637)	—	—
Dividends declared and paid ($0.50/share)	—	—	(23,508)	—	—	(23,508)
Dividends declared not paid ($0.50/share)	—	—	(38)	—	—	(38)
At April 27, 2019	$46,955	$313,168	$325,847	$(3,462)	$14,468	$696,976
Net income	—	—	77,469	—	1,515	78,984
Other comprehensive income (loss)	—	—	—	(2,943)	(266)	(3,209)
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	311	4,453	(1,735)	—	—	3,029
Purchases of 1,409 shares of common stock	(1,409)	(8,097)	(33,863)	—	—	(43,369)
Stock option and restricted stock expense	—	8,371	—	—	—	8,371
Cumulative effect adjustment for leases, net of tax (1)	—	—	574	—	—	574
Reclassification of certain income tax effects (2)	—	—	547	(547)	—	—
Dividends declared and paid ($0.54/share)	—	—	(25,091)	—	—	(25,091)
Dividends declared not paid ($0.54/share)	—	—	(115)	—	—	(115)
Change in noncontrolling interests	—	320	—	—	(164)	156
At April 25, 2020	$45,857	$318,215	$343,633	$(6,952)	$15,553	$716,306
Net income	—	—	106,461	—	1,068	107,529
Other comprehensive income	—	—	—	5,431	534	5,965
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	583	10,188	(1,741)	—	—	9,030
Purchases of 1,079 shares of common stock	(1,079)	(10,426)	(32,697)	—	—	(44,202)
Stock option and restricted stock expense	—	12,671	—	—	—	12,671
Dividends declared and paid ($0.36/share) (3)	—	—	(16,542)	—	(8,507)	(25,049)
Dividends declared not paid ($0.36/share)	—	—	(104)	—	—	(104)
At April 24, 2021	$45,361	$330,648	$399,010	$(1,521)	$8,648	$782,146
(1)Cumulative effect adjustment of deferred gains on prior sale/leaseback transactions as a result of adopting ASU 2016-02, Leases (Topic 842).
(2)Income tax effects of the Tax Cuts and Jobs Act are reclassified from Accumulated Other Comprehensive Income ("AOCI") to retained earnings due to the adoption of ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220).
(3)Non-controlling interests include dividends paid to joint venture minority partners resulting from the repatriation of dividends from our foreign earnings that we no longer consider permanently reinvested.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Accounting Policies
The following is a summary of significant accounting policies followed in the preparation of La-Z-Boy Incorporated and its subsidiaries' (individually and collectively, "we," "our," "us," "La-Z-Boy" or the "Company") consolidated financial statements. Our 2021, 2020 and 2019 fiscal years included 52 weeks.
Principles of Consolidation
The accompanying consolidated financial statements include the consolidated accounts of La-Z-Boy Incorporated and our majority-owned subsidiaries. The portion of less than wholly-owned subsidiaries is included as non-controlling interest. All intercompany transactions have been eliminated, including any related profit on intercompany sales.
At April 24, 2021, we owned preferred shares and warrants to purchase common shares of two privately-held companies, both of which are variable interest entities. We have not consolidated their results in our financial statements because we do not have the power to direct those activities that most significantly impact their economic performance and, therefore, are not the primary beneficiary.
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
Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") basis for approximately 61% and 62% of our inventories at April 24, 2021, and April 25, 2020, respectively. Cost is determined for all other inventories on a first-in, first-out ("FIFO") basis. The majority of our La-Z-Boy Wholesale segment inventory uses the LIFO method of accounting, while the FIFO method is used primarily in our Retail segment and Joybird business.
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
We review the carrying value of our long-lived assets, which includes our right-of-use lease assets, for impairment if events or changes in circumstances indicate that their carrying amounts may not be recoverable. Our assessment of recoverability is based on our best estimates using either quoted market prices or an analysis of the undiscounted projected future cash flows by asset groups in order to determine if there is any indicator of impairment requiring us to further assess the fair value of our long-lived assets. Our asset groups consist of our operating segments in our Wholesale reportable segment, each of our retail stores, our Joybird operating segment, and other corporate assets, which are evaluated at the consolidated level.
Indefinite-Lived Intangible Assets and Goodwill
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
We test indefinite-lived intangibles and goodwill for impairment on an annual basis in the fourth quarter of our fiscal year, or more frequently if events or changes in circumstances indicate that the carrying value might be impaired. We have the option to first assess qualitative factors in order to determine if it is more likely than not that the fair value of our intangible assets or reporting units are greater than their carrying value. If the qualitative assessment leads to a determination that the intangible asset/reporting unit’s fair value may be less than its carrying value, or if we elect to bypass the qualitative assessment altogether, we are required to perform a quantitative impairment test by calculating the fair value of the intangible asset/reporting unit and comparing the fair value with its associated carrying value. We establish the fair value of our indefinite-lived trade names and reacquired rights based upon the relief from royalty method. The estimated fair value of our reporting units is determined based upon the income approach using discounted future cash flows. In situations where the fair value is less than the carrying value, an impairment charge would be recorded for the shortfall.
Amortizable Intangible Assets
We test amortizable intangible assets for impairment if events or changes in circumstances indicate that the assets might be impaired. We have amortizable intangible assets related to the acquisition of the La-Z-Boy wholesale business in the United Kingdom and Ireland, which primarily include acquired customer relationships. These intangible assets are amortized on a straight-line basis over their estimated useful lives, which do not exceed 15 years. We also have an amortizable intangible asset for the Joybird® trade name, which is amortized on a straight-line basis over its estimated useful life of eight years. All intangible amortization expense is recorded as a component of SG&A expense. We established the fair value of these amortizable intangible assets based on the multi-period excess earnings method, a variant of the income approach, and the relief from royalty method, as applicable.
Investments
Available-for-sale debt securities are recorded at fair value with the net unrealized gains and losses (that are deemed to be temporary) reported as a component of other comprehensive income/(loss). Equity securities are recorded at fair value with unrealized gains and losses recorded in other income (expense), net. We also hold non-marketable preferred shares and warrants to purchase common shares of two privately-held start-up companies. The fair value of these equity investments is not readily determinable and therefore, we estimate the fair value as costs minus impairment, if any, plus or minus adjustments resulting from observable price changes in orderly transactions for identical or similar investments with the same issuer. Realized gains and losses for all investments, charges for other-than-temporary impairments of debt securities, and charges for impairment on our equity investments without readily determinable values are included in determining net income, with related purchase costs based on the first-in, first-out method. We evaluate our available-for-sale debt investments for possible other-than-temporary impairments by reviewing factors such as the extent to which an investment's fair value is below our cost basis, the issuer's financial condition, and our ability and intent to hold the investment for sufficient time for its market value to recover. For impairments that are other-than-temporary, an impairment loss is recognized in earnings equal to the difference between the investment's cost and its fair value at the balance sheet date of the reporting period for which the assessment is made. The fair value of the investment then becomes the new amortized cost basis of the investment and it is not adjusted for subsequent recoveries in fair value.
Life Insurance
Life insurance policies are recorded at the amount that could be realized under the insurance contract as of the date of our consolidated balance sheet. These assets are classified as other long-term assets on our consolidated balance sheet and are used to fund our executive deferred compensation plan and performance compensation retirement plan. The change in cash surrender or contract value is recorded as income or expense, in other income (expense), net, during each period.
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
Our allowances for credit losses reflect our best estimate of losses inherent in the trade accounts receivable balance. We determine the allowance based on known troubled accounts, weighing probabilities of future conditions and expected outcomes, and other currently available evidence.
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
Other Income (Expense), Net
Other income (expense), net is made up primarily of foreign currency exchange net gain/(loss), gain/(loss) on the sale of investments, unrealized gain/(loss) on equity securities, and all components of pension costs other than service costs and the refund/(charge) related to the termination of our defined benefit pension plan for eligible factory hourly employees in our La-Z-Boy operating unit in fiscal 2019. Other income (expense), net also includes the benefit of $5.2 million of payroll tax credits resulting from the CARES Act recognized during the third quarter of fiscal 2021 and a $6.0 million impairment of our investment in a privately-held start-up company recognized in fiscal 2020.

Research and Development Costs
Research and development costs are charged to expense in the periods incurred. Expenditures for research and development costs were $7.6 million, $10.8 million, and $9.1 million for the fiscal years ended April 24, 2021, April 25, 2020, and April 27, 2019, respectively, and are included as a component of SG&A.
Advertising Expenses
Production costs of commercials, programming and costs of other advertising, promotion and marketing programs are charged to expense in the period in which the commercial or advertisement is first aired or released. Gross advertising expenses were $94.6 million, $108.3 million, and $106.4 million for the fiscal years ended April 24, 2021, April 25, 2020, and April 27, 2019, respectively.
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

In periods when deferred tax assets are recorded, we are required to estimate whether recoverability is more likely than not (i.e. a likelihood of more than 50%), based on, among other things, forecasts of taxable earnings in the related tax jurisdiction. We consider historical and projected future results of operations, the eligible carry-forward period, tax law changes, tax planning opportunities, and other relevant considerations when making judgments about realizing the value of our deferred tax assets.

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

Foreign Currency Translation

Foreign currency transaction gains and losses associated with translating assets and liabilities denominated in a currency that is different than a subsidiaries' functional currency, are recorded in cost of sales and other income (expense), net in our consolidated statement of income. Assets and liabilities of foreign subsidiaries whose functional currency is their local currency are translated at the year-end exchange rates, and revenues and expenses are translated at average exchange rates for the period, with the corresponding translation effect included as a component of other comprehensive income.

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

Insurance/Self-Insurance

We use a combination of insurance and self-insurance for a number of risks, including workers' compensation, general liability, vehicle liability and the company-funded portion of employee-related health care benefits. Liabilities associated with these risks are estimated in part by considering historic claims experience, demographic factors, severity factors and other assumptions. Our workers' compensation reserve is an undiscounted liability. We have various excess loss coverages for employee-related health care benefits, vehicle liability, product liability, and workers' compensation liabilities. Our deductibles generally do not exceed $2.0 million.

Recent Accounting Pronouncements

Accounting pronouncement adopted in fiscal 2021
The following table summarizes Accounting Standards Updates ("ASUs") which were adopted in fiscal 2021, but did not have a material impact on our accounting policies or our consolidated financial statements and related disclosures.

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

Note 2: Acquisitions

On September 14, 2020, we completed our asset acquisition of the Seattle, Washington business that operated six independently owned La-Z-Boy Furniture Galleries® stores and one warehouse for $13.5 million, subject to customary adjustments. In the second quarter of fiscal 2021, a $2.0 million cash payment was made for the purchase with future guaranteed payments of $9.4 million to be paid over 36 months or fewer, with timing of payments dependent upon the achievement of sales thresholds defined in the purchase agreement. This acquisition is a core part of our strategy to grow our company-owned retail business and leverage our integrated retail model where we earn a combined profit on both the wholesale and retail sales.

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

Prior Year Acquisitions
We did not complete any acquisitions during fiscal 2020. Acquisitions completed in fiscal 2019 are described below.
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
The guaranteed payments include a closing date cash payment of $37.5 million in purchase price consideration (net of the working capital adjustment), $7.5 million in prepaid compensation, and the assumption of $5.0 million of liabilities that will be paid within two years following the acquisition. The remaining $25 million will be paid in five annual installments of $5 million on the anniversary date of the acquisition.
The $7.5 million of prepaid compensation relates to the retention of the four Joybird founders, who became our employees, each of whom agreed to forfeit proportional amounts if one or more of them resigns in the two years following the acquisition. We amortized the $7.5 million to SG&A expense over the two-year retention period on a straight-line basis. As we neared the end of the period for which four founders of Joybird were required to remain with the organization, we separated two of the founders during the fourth quarter of fiscal 2020. We waived our right to recover any compensation from these two founders, as we believe their work and two years of service commitment were substantially fulfilled, and accordingly we accelerated the amortization of the proportional amount of their respective retention agreement.
In addition to the guaranteed cash payments of $75 million, we recorded a contingent consideration liability on the date of acquisition of $7.5 million, which reflected the fair value of the earn-out opportunities as of the date of acquisition. We also recorded a finite-lived intangible asset of $6.4 million reflecting the fair value of the acquired Joybird® trade name, which we are amortizing to SG&A expense on a straight-line basis over its useful life of eight years. The undiscounted range of the contingent consideration is zero to $65 million and is based on sales and profitability of Joybird in fiscal 2021 and fiscal 2023. Subsequent adjustments to the fair value of the contingent consideration will impact SG&A expense in our consolidated statement of income.

Comparability
During fiscal 2021, we determined that holdback payments for acquisition purchases of $6.9 million and $0.9 million included in net cash used by investing activities should have been included in net cash used by financing activities for the fiscal years ended April 25, 2020 and April 27, 2019, respectively. Although the amounts impacting payments for acquisitions were not material to the fiscal 2020 or 2019 consolidated financial statements, the classification of these amounts has been corrected by revising the consolidated statements of cash flows for the fiscal years ended April 25, 2020 and April 27, 2019.
Note 3: Restricted Cash
We have restricted cash on deposit with a bank as collateral for certain letters of credit. All of our letters of credit have maturity dates within the next 12 months, and we expect to renew some of these letters of credit when they mature.

(Amounts in thousands)	4/24/2021	4/25/2020
Cash and cash equivalents	$391,213	$261,553
Restricted cash	3,490	1,975
Total cash, cash equivalents and restricted cash	$394,703	$263,528
Note 4: Inventories

(Amounts in thousands)	4/24/2021	4/25/2020
Raw materials	$112,371	$92,174
Work in process	24,791	14,064
Finished goods	121,182	96,850
FIFO inventories	258,344	203,088
Excess of FIFO over LIFO	(32,207)	(21,445)
Total inventories	$226,137	$181,643
Note 5: Property, Plant and Equipment

(Amounts in thousands)	Estimated Useful Lives	4/24/2021	4/25/2020
Buildings and building fixtures	3 - 40 years	$234,375	$233,063
Machinery and equipment	3 - 15 years	167,577	155,776
Information systems and software	3 - 7 years	93,174	90,705
Furniture and fixtures	3 - 15 years	23,441	23,890
Land improvements	3 - 30 years	23,855	17,427
Transportation equipment	3 - 10 years	15,372	15,092
Land	N/A	12,405	14,236
Construction in progress	N/A	24,848	28,234
		595,047	578,423
Accumulated depreciation		(375,853)	(363,656)
Net property, plant and equipment		$219,194	$214,767

Depreciation expense for the fiscal years ended April 24, 2021, April 25, 2020, and April 27, 2019, was $31.7 million, $30.0 million, and $27.5 million, respectively.

Note 6: Leases

In February 2016, the Financial Accounting Standards Board issued ASU 2016-02, Leases (Topic 842), requiring lessees to record substantially all operating leases on their balance sheet. Under this standard, the lessee is required to record an asset for the right to use the underlying asset for the lease term and a corresponding liability for the contractual lease payments. We adopted this standard in the first quarter of fiscal 2020 using a modified retrospective approach.

The Company leases real estate for retail stores, distribution centers, warehouses, plants, showrooms and office space. We also have equipment leases for tractors/trailers, IT and office equipment, and vehicles. We determine if a contract contains a lease at inception based on our right to control the use of an identified asset and our right to obtain substantially all the economic benefits from the use of that identified asset. Most of our real estate leases include options to renew or terminate early. We assess these options to determine if we are reasonably certain of exercising these options based on all relevant economic and financial factors. Any options that meet these criteria are included in the lease term at lease commencement.
Most of our leases do not have an interest rate implicit in the lease. As a result, for purposes of measuring our right of use ("ROU") asset and lease liability, we determine our incremental borrowing rate by applying a spread above the U.S. Treasury borrowing rates. In the case an interest rate is implicit in a lease we will use that rate as the discount rate for that lease. Some of our leases contain variable rent payments based on a Consumer Price Index or percentage of sales. Due to the variable nature of these costs, they are not included in the measurement of the ROU asset and lease liability.
COVID-19 Impact
In response to the COVID-19 global pandemic, beginning in April of fiscal 2020, we secured rent relief from several of our lessors, most often in the form of the deferral of rent payments for one or more months. Under these agreements, certain rent payments were deferred without penalty and are to be paid back over varying periods. In accordance with FASB Staff Q&A - Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic ("FASB Staff Q&A") issued in April 2020, we elected to account for lease deferrals resulting directly from COVID-19 as if the enforceable rights and obligations for the deferrals existed in the respective contracts at lease inception and as such we did not account for the deferrals as lease modifications. Guidance from the FASB Staff Q&A provided methods to account for such rent deferrals which included the option to treat the lease as if no changes to the lease contract were made or to treat the deferred payments as variable lease payments. The FASB Staff Q&A allowed entities to select the most practical approach and did not require the same approach be applied consistently to all leases. For the majority of our leases, we elected to account for the deferrals as if no changes to the lease contract were made and continued to recognize lease expense, on a straight-line basis, during the deferral period. As of April 24, 2021, we have paid back the majority of our deferred rent.
Supplemental balance sheet information pertaining to our leases is as follows:

(Amounts in thousands)	4/24/2021	4/25/2020
Operating leases
ROU assets	$343,207	$318,634
Lease liabilities, short-term	67,493	64,363
Lease liabilities, long-term	294,550	270,162
Financing leases
ROU assets	$593	$13
Lease liabilities, short-term	121	13
Lease liabilities, long-term	473	—

The ROU assets by segment are as follows:

(Amounts in thousands)	4/24/2021	4/25/2020
Wholesale	$76,899	$69,665
Retail	253,910	236,719
Corporate & Other	12,991	12,263
Total ROU assets	$343,800	$318,647

The components of lease cost are as follows:

	Fiscal Year Ended (1)
	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/24/2021	4/25/2020
Operating lease cost	$79,072	$76,223
Financing lease cost	53	166
Short-term lease cost	545	248
Variable lease cost (2)	(245)	(40)
Less: Sublease income	(1,546)	(2,504)
Total lease cost	$77,879	$74,093
(1)Rental expense for fiscal year ended 4/27/2019 was $77.2 million.
(2)Includes deferred payments on select leases in accordance with the FASB Staff Q&A.

The following tables present supplemental lease disclosures:

	Fiscal Year Ended
	(52 weeks)		(52 weeks)
	4/24/2021		4/25/2020
(Amounts in thousands)	Operating Leases	Financing Leases	Operating Leases	Financing Leases
Cash paid for amounts included in the measurement of lease liabilities	$79,707	$53	$77,176	$165
Lease liabilities arising from new ROU assets	93,399	631	72,061	—

	4/24/2021		4/25/2020
(Amounts in thousands)	Operating Leases	Financing Leases	Operating Leases	Financing Leases
Weighted-average remaining lease term (years)	6.8	4.8	7.0	0.3
Weighted-average discount rate	3.3%	1.7%	3.9%	3.9%

The following table presents our maturity of lease liabilities:

	4/24/2021
(Amounts in thousands)	Operating Leases (1)	Financing Leases
Within one year	$78,079	$130
After one year and within two years	68,593	130
After two years and within three years	59,561	130
After three years and within four years	48,304	130
After four years and within five years	38,122	98
After five years	110,735	—
Total lease payments	403,394	618
Less: Interest	41,351	24
Total lease obligations	$362,043	$594
(1)Excludes approximately $29.7 million in future lease payments for various operating leases commencing in a future period

Note 7: Goodwill and Other Intangible Assets

We have goodwill on our consolidated balance sheet as follows:

Reportable Segment/Unit	Reporting Unit	Related Acquisition
Wholesale Segment	La-Z-Boy United Kingdom	Wholesale business in the United Kingdom and Ireland
Retail Segment	Retail	La-Z-Boy Furniture Galleries® stores
Corporate & Other Segment	Joybird	Joybird

We test goodwill for impairment on an annual basis in the fourth quarter of each fiscal year, and more frequently if events or changes in circumstances indicate that it might be impaired. Under US GAAP, we have the option to first assess qualitative factors in order to determine if it is more likely than not that the fair value of one of our reporting units is greater than its carrying value ("Step 0"). If the qualitative assessment leads to a determination that the reporting unit’s fair value is less than its carrying value, or if we elect to bypass the qualitative assessment altogether, we are required to perform a quantitative impairment test ("Step 1") by calculating the fair value of the reporting unit and comparing the fair value with its associated carrying value.

During our fiscal 2021 annual impairment test, we first assessed goodwill recoverability qualitatively using the Step 0 approach for each of our reporting units. For our qualitative assessment, we considered the most recent quantitative analysis, which was performed during the fourth quarter of fiscal 2020, including assumptions used, such as discount rates and tax rates, indicated fair values, and the amounts in which those fair values exceeded their carrying amounts. Further, we compared actual performance in fiscal 2021, along with future financial projections to the internal financial projections used in the prior quantitative analysis. Additionally, we considered various other factors including macroeconomic conditions, relevant industry and market trends, and factors specific to the Company that could indicate a potential change in the fair value of our reporting units. Lastly, we evaluated whether any events have occurred or any circumstances have changed since the fourth quarter of fiscal 2020 that would indicate that our goodwill may have become impaired since our last quantitative test. Based on these qualitative assessments, we determined that it is more likely than not that the fair value of each of our reporting units exceeded their respective carrying value and as such, our goodwill was not considered impaired as of April 24, 2021, and the Step 1 quantitative goodwill impairment analysis was not necessary.

Fiscal 2020 Goodwill Impairment Charge

As a result of our fiscal 2020 annual impairment test, we recorded a non-cash pre-tax impairment charge of $26.9 million to reduce the carrying value of the goodwill for our Joybird reporting unit to its indicated fair value. Factors contributing to the impairment charge included financial projections at that time, largely impacted by uncertainties around COVID-19, integration activities taking longer than anticipated, and a slower than anticipated growth rate due to a shifting focus on profitability.
The following table summarizes changes in the carrying amount of our goodwill by reportable segment:

(Amounts in thousands)	Wholesale Segment	Retail Segment	Corporate and Other	Total Goodwill
Balance at April 27, 2019	$12,148	$94,103	$79,616	$185,867
Prior period adjustment (1)	—	—	2,692	2,692
Impairment charge	—	—	(26,862)	(26,862)
Translation adjustment	(518)	(162)	—	(680)
Balance at April 25, 2020	11,630	93,941	55,446	161,017
Acquisitions	—	12,936	—	12,936
Translation adjustment	1,422	439	—	1,861
Balance at April 24, 2021	$13,052	$107,316	$55,446	$175,814
(1)Includes $3.5 million adjustment made during the fourth quarter of fiscal 2020, as we determined that both goodwill and the customer deposit liability were understated, partially offset by a $0.8 million working capital adjustment made in the first quarter of fiscal 2020.

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

We test amortizable intangible assets and indefinite-lived intangibles for impairment on an annual basis in the fourth quarter of our fiscal year, or more frequently if events or changes in circumstances indicate that the carrying value might be impaired. Similar to our goodwill testing, we used the qualitative Step 0 approach to assess if it was more likely than not that the fair values of our intangible assets were greater than their carrying values. Based on the same qualitative factors outlined above, we determined that it is more likely than not that the fair value of each of our intangible assets exceeded their respective carrying value and as such, our intangible assets were not considered impaired as of April 24, 2021, and the Step 1 quantitative impairment analysis was not necessary.

The following summarizes changes in our intangible assets:

(Amounts in thousands)	Indefinite-Lived Trade Names	Finite-Lived Trade Name	Indefinite-Lived Reacquired Rights	Other Intangible Assets	Total Intangible Assets
Balance at April 27, 2019	$1,155	$5,801	$20,117	$2,834	$29,907
Amortization	—	(798)	—	(220)	(1,018)
Translation adjustment	—	—	(121)	(115)	(236)
Balance at April 25, 2020	$1,155	$5,003	$19,996	$2,499	$28,653
Acquisitions	—	—	2,182	—	2,182
Amortization	—	(798)	—	(228)	(1,026)
Translation adjustment	—	—	329	293	622
Balance at April 24, 2021	$1,155	$4,205	$22,507	$2,564	$30,431

For our intangible assets recorded as of April 24, 2021, we estimate annual amortization expense to be $1.0 million for each of the five succeeding fiscal years.

Note 8: Investments

We have current and long-term investments intended to enhance returns on our cash as well as to fund future obligations of our non-qualified defined benefit retirement plan, our executive deferred compensation plan, and our performance compensation retirement plan. We also hold other investments consisting of cost-basis preferred shares of two privately-held start-up companies (refer to Note 20, Fair Value Measurement). Our short-term investments are included in other current assets and our long-term investments are included in other long-term assets on our consolidated balance sheet.

The following summarizes our investments:

(Amounts in thousands)	4/24/2021	4/25/2020
Short-term investments:
Marketable securities	$18,037	$18,634
Held-to-maturity investments	2,532	3,337
Total short-term investments	20,569	21,971
Long-term investments:
Marketable securities	27,256	19,572
Cost basis investments	7,579	6,479
Total long-term investments	34,835	26,051
Total investments	$55,404	$48,022

Investments to enhance returns on cash	$32,475	$28,622
Investments to fund compensation/retirement plans	15,350	12,921
Other investments	7,579	6,479
Total investments	$55,404	$48,022

The following is a summary of the unrealized gains, unrealized losses, and fair value by investment type:

	4/24/2021			4/25/2020
(Amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$2,798	$(5)	$14,954	$1,011	$(6,390)	$12,692
Fixed income	136	(29)	35,631	268	(56)	30,213
Other	559	—	4,819	372	—	5,117
Total securities	$3,493	$(34)	$55,404	$1,651	$(6,446)	$48,022

The following table summarizes sales of marketable securities:

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/24/2021	4/25/2020	4/27/2019
Proceeds from sales	$33,631	$36,443	$20,944
Gross realized gains	1,026	852	1,152
Gross realized losses	(71)	(159)	(496)

The following is a summary of the fair value of fixed income marketable securities, classified as available-for-sale securities, by contractual maturity:

(Amounts in thousands)	4/24/2021
Within one year	$18,069
Within two to five years	14,490
Within six to ten years	1,268
Thereafter	1,804
Total	$35,631

Note 9: Accrued Expenses and Other Current Liabilities

(Amounts in thousands)	4/24/2021	4/25/2020
Payroll and other compensation	$62,546	$34,980
Accrued product warranty, current portion	14,447	14,264
Customer deposits	180,766	40,721
Deferred revenue	108,460	17,086
Other current liabilities	83,685	48,231
Accrued expenses and other current liabilities	$449,904	$155,282

The increase in customer deposits and deferred revenue was primarily driven by higher Retail segment and Joybird written sales in fiscal 2021. Higher written sales also led to an increase in contract assets, which are included in other current assets on the consolidated balance sheet, consistent with the increase in deferred revenue. Refer to Note 16, Revenue Recognition, for additional details regarding our contract assets and contract liabilities.

Note 10: Debt

We maintain a revolving credit facility secured primarily by all of our accounts receivable, inventory, cash deposits, and securities accounts. Availability under the agreement fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory, net of customer deposits. We amended this agreement on December 19, 2017, extending its maturity date to December 19, 2022. The credit agreement includes affirmative and negative covenants that apply under certain circumstances, including a fixed-charge coverage ratio requirement that applies when excess availability under the line is less than certain thresholds. At April 24, 2021, we were not subject to the fixed-charge coverage ratio requirement, as we had no borrowings outstanding under the agreement, and had excess availability of $61.7 million of the $150.0 million credit commitment. Excess availability was lower than the total remaining credit commitment, primarily due to higher reserves required due to the $140.0 million increase in customer deposits during the year. At April 25, 2020, we had $75.0 million in borrowings outstanding under the agreement, which was proactively borrowed to manage liquidity in response to economic conditions resulting from COVID-19 in the fourth quarter of 2020 and was repaid during the first half of fiscal 2021. At April 25, 2020, we were not subject to the fixed-charge coverage ratio requirement and had excess availability of $43.2 million of the $150.0 million credit commitment.
Cash paid for interest during fiscal years 2021, 2020, and 2019 was $0.8 million, $0.6 million, and $1.0 million, respectively.

Note 11: Employee Benefits

The table below summarizes the total costs associated with our employee retirement and welfare plans.

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/24/2021	4/25/2020	4/27/2019
401(k) Retirement Plan	$7,313	$9,380	$9,128
Performance Compensation Retirement Plan	3,810	1,115	3,084
Deferred Compensation Plan	24	719	284
Non-Qualified Defined Benefit Retirement Plan (1)	803	796	805
Net Periodic Pension Cost (2)	—	—	35,998
(1)Primarily related to interest cost.
(2)Refer below for breakdown of net periodic pension cost.
401(k) Retirement Plan. Voluntary 401(k) retirement plans are offered to eligible employees within certain U.S. operating units. For most operating units, we make matching contributions based on specific formulas. On January 1, 2019, we increased our matching contributions for eligible employees which resulted in an additional expense of $1.7 million in fiscal 2019. As a result of the increased matching contributions, supplemental contributions awarded to eligible employees based on achievement of operating performance targets during fiscal 2019 were discontinued starting fiscal 2020. Additionally, on March 29, 2020, we announced a temporary freeze on 401(k) matching contributions as part of our COVID-19 action plan. During the second quarter of fiscal 2021 we reinstated 401(k) match for employees.
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

(Amounts in thousands)	4/24/2021	4/25/2020
Short-term obligation included in other current liabilities	$716	$638
Long-term obligation included in other long-term liabilities	15,194	12,492
Executive Deferred Compensation Plan. We maintain an executive deferred compensation plan for eligible highly compensated employees, an element of which may include Company contributions. Further information related to the plan is as follows:

(Amounts in thousands)	4/24/2021	4/25/2020
Plan obligation included in other long-term liabilities	$26,548	$22,282
Cash surrender value on life insurance contracts included in other long-term assets (1)	41,133	34,562
Mutual funds held by plan included in other current assets (2)	10	76
(1)Life insurance contracts are related to the Executive Deferred Compensation Plan and the PCRP.
(2)Mutual funds are considered trading securities.
Non-Qualified Defined Benefit Retirement Plan. We maintain a non-qualified defined benefit retirement plan for certain former salaried employees. We hold available-for-sale marketable securities to fund future obligations of this plan in a Rabbi trust (refer to Note 8, Investments, and Note 20, Fair Value Measurements, for additional information on these investments). We are not required to fund the non-qualified defined benefit retirement plan in fiscal 2022; however, we have the discretion to make contributions to the Rabbi trust. Further information related to the plan is as follows:

(Amounts in thousands)	4/24/2021	4/25/2020
Plan obligation included in long-term liabilities	$15,783	$16,846
Discount rate used to determine obligation	3.0%	2.8%

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/24/2021	4/25/2020	4/27/2019
Actuarial loss recognized in AOCI	$347	$218	$190
Benefit payments (1)	1,091	1,091	1,091
(1)Benefit payments are scheduled to be between $1.0 million and $1.1 million annually for the next 10 years.
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

There were no net periodic pension costs associated with the terminated pension plan in the fiscal years ended April 24, 2021, or April 25, 2020. For the fiscal year ended April 27, 2019, net periodic pension costs were as follows:

Fiscal Year Ended
(52 weeks)
(Amounts in thousands)	4/27/2019
Service cost	$851
Interest cost	4,464
Expected return on plan assets	(4,544)
Net amortization	2,556
Pension termination charge	32,671
Net periodic pension cost	$35,998

The components of net periodic pension cost, other than the service cost, were included in other income (expense), net in our consolidated statement of income. Service cost was recorded in cost of sales in our consolidated statement of income.

Note 12: Product Warranties

We accrue an estimated liability for product warranties when we recognize revenue on the sale of warrantied products. We estimate future warranty claims on product sales based on our historical claims experience and periodically adjust the provision to reflect changes in actual experience. We incorporate repair costs into our liability estimates, including materials, labor and overhead amounts necessary to perform repairs, and any costs associated with delivering repaired product to our customers. Over 90% of our warranty liability relates to our Wholesale reportable segment as we generally warrant our products against defects for one year on fabric and leather, from one to ten years on cushions and padding, and provide a limited lifetime warranty on certain mechanisms and frames. Our Wholesale segment warranties cover labor costs relating to our parts for one year. We provide a limited lifetime warranty against defects on a majority of the Joybird products, which are a part of our Corporate and Other results. For all our manufacturer warranties, the warranty period begins when the consumer receives our product. We use considerable judgment in making our estimates, and we record differences between our actual and estimated costs when the differences are known.

A reconciliation of the changes in our product warranty liability is as follows:

(Amounts in thousands)	4/24/2021	4/25/2020
Balance as of the beginning of the year	$23,255	$22,736
Accruals during the year	21,956	22,563
Settlements during the year	(21,575)	(22,044)
Balance as of the end of the year (1)	$23,636	$23,255
(1)$14.4 million and $14.3 million recorded in accrued expenses and other current liabilities as of April 24, 2021, and April 25, 2020, respectively, while the remainder is included in other long-term liabilities.

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

The table below summarizes the total stock-based compensation expense recognized for all outstanding grants in our consolidated statement of income:

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/24/2021	4/25/2020	4/27/2019
Equity-based awards expense
Stock options	$2,959	$2,000	$3,507
Restricted stock awards	3,367	2,913	2,548
Restricted stock units issued to Directors	840	900	704
Performance-based shares	5,505	2,558	4,222
Total equity-based awards expense	12,671	8,371	10,981
Liability-based awards expense
Stock appreciation rights	375	(240)	98
Restricted stock units	43	20	22
Performance-based units	23	6	7
Deferred stock units	1,437	(768)	212
Total liability-based awards expense	1,878	(982)	339
Total stock-based compensation expense (1)	$14,549	$7,389	$11,320
(1)Stock-based compensation expense is recorded in SG&A expense in the consolidated statement of income.

Stock Options. The La-Z-Boy Incorporated 2017 Omnibus Incentive Plan authorized grants to certain employees and directors to purchase common shares at a specified price, which may not be less than 100% of the current market price of the stock at the date of grant. We granted 315,584 stock options to employees during the first quarter of fiscal 2021, and we also have stock options outstanding from previous grants. We recognize compensation expense for stock options over the vesting period equal to the fair value on the date our Compensation Committee approved the awards. The vesting period for our stock options ranges from one to four years, with accelerated vesting upon retirement. The vesting date for retirement-eligible employees is the later of the date they meet the criteria for retirement or the end of the fiscal year in which the grant was made. We accelerate the expense for options granted to retirement eligible employees over the vesting period, with expense recognized from the grant date through their retirement eligibility date or over the ten months following the grant date, whichever period is longer. We have elected to recognize forfeitures as an adjustment to compensation expense in the same period as the forfeitures occur. Granted options outstanding under the former long-term equity award plan remain in effect and have a term of 10 years.
We received $10.8 million, $4.8 million, and $16.2 million in cash during fiscal 2021, 2020, and 2019, respectively, for exercises of stock options.
Plan activity for stock options under the above plans was as follows:

	Number of Shares (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at April 25, 2020	1,438	$28.76	7.2	$103
Granted	316	27.54	N/A	N/A
Canceled	(7)	31.34	N/A	N/A
Exercised	(405)	26.79	N/A	5,102
Outstanding at April 24, 2021	1,342	29.05	7.2	19,008

Exercisable at April 24, 2021	592	$28.67	6.0	$8,609
The aggregate intrinsic value of options exercised was $1.7 million and $9.9 million in fiscal 2020 and fiscal 2019, respectively. As of April 24, 2021, our total unrecognized compensation cost related to non-vested stock option awards was $1.6 million, which we expect to recognize over a weighted-average remaining vesting term of all unvested awards of 1.7 years. During the year ended April 24, 2021, stock options with respect to 0.4 million shares vested.
We estimate the fair value of the employee stock options at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. We estimate expected volatility based on the historical volatility of our common shares. We base the average expected life on the contractual term of the stock option and expected employee exercise trends. We base the risk-free rate on U.S. Treasury issues with a term equal to the expected life assumed at the date of the grant. The fair value of stock options granted during fiscal 2021, fiscal 2020, and fiscal 2019 were calculated using the following assumptions:

	Fiscal 2021 grant	Fiscal 2020 grant	Fiscal 2019 grant
Risk-free interest rate	0.34%	2.19%	2.82%
Dividend rate	—%	1.72%	1.45%
Expected life in years	5.0	5.0	5.0
Stock price volatility	41.79%	34.27%	33.07%
Fair value per share	$10.06	$7.94	$9.65
Stock Appreciation Rights ("SARs"). We have not granted any SARs to employees since fiscal 2014, but we have SARs outstanding from the fiscal 2014 award. All outstanding SARs are fully vested and have a term of ten years. SARs will be paid in cash upon exercise and, accordingly, we account for SARs as liability-based awards that we remeasure to fair value at the end of each reporting period. We have no remaining unrecognized compensation cost at April 24, 2021, relating to SARs awards as they are all fully vested, but we will continue to remeasure these awards to reflect the fair value at the end of each reporting period until all awards are exercised or forfeited. As of April 24, 2021, we had 6,010 SARs outstanding for the fiscal 2014 award. These awards have exceeded their expected life and are remeasured to fair value based on their intrinsic value, which is the market value of our common stock on the last day of the reporting period less the exercise price, until the earlier of the exercise date or the contractual term date. At April 24, 2021, the intrinsic value per share of the fiscal 2014 award was $24.16.

Restricted Stock. We awarded 137,885 shares of restricted stock to employees during fiscal 2021. We issue restricted stock at no cost to the employees, and the shares are held in an escrow account until the vesting period ends. If a recipient's employment ends during the escrow period (other than through death or disability), the shares are returned at no cost to the Company. We account for restricted stock awards as equity-based awards because when they vest, they will be settled in common shares. The weighted average fair value of the restricted stock that was awarded in fiscal 2021 was $29.35 per share, the market value of our common shares on the date of grant. We have elected to recognize forfeitures as an adjustment to compensation expense in the same period as the forfeitures occur. We recognize compensation expense for restricted stock over the vesting period equal to the fair value on the date our compensation committee approved the awards. Restricted stock awards vest at 25% per year, beginning one year from the grant date for a term of four years.
The following table summarizes information about non-vested share awards as of and for the year ended April 24, 2021:

	Shares (In Thousands)	Weighted Average Grant Date Fair Value
Non-vested shares at April 25, 2020	293	$30.34
Granted	138	29.35
Vested	(102)	29.66
Canceled	(9)	30.20
Non-vested shares at April 24, 2021	320	30.14
Unrecognized compensation cost related to non-vested restricted shares was $6.9 million and is expected to be recognized over a weighted-average remaining contractual term of all unvested awards of 1.7 years.
Restricted Stock Units. Restricted stock units granted to our non-employee directors are offered at no cost to the directors and vest when a director leaves the board. During fiscal 2021, fiscal 2020, and fiscal 2019 we granted less than 0.1 million restricted stock units each year to our non-employee directors. We account for these restricted stock units as equity-based awards because when they vest, they will be settled in shares of our common stock. We measure and recognize compensation expense for these awards based on the market price of our common shares on the date of grant, which was $32.08, $31.77, and $33.15 for the awards granted in fiscal 2021, fiscal 2020, and fiscal 2019, respectively.
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
Payout of the fiscal 2021 grant depends on our financial performance (50%) and a market-based condition based on the total return our shareholders receive on their investment in our stock relative to returns earned through investments in other public companies (50%). The performance award opportunity ranges from 50% of the employee's target award if minimum performance requirements are met to a maximum of 200% of the target award based on the attainment of certain financial and shareholder-return goals over a specific performance period, which is generally three fiscal years. Grants of performance-based shares during fiscal 2019 and fiscal 2020 were weighted (80%) on financial performance and (20%) on market-based conditions consistent with those in the fiscal 2021 grant
The number of awards that will vest, as well as unearned and canceled awards, depend on the achievement of certain financial and shareholder-return goals over the three-year performance periods, and will be settled in shares if service conditions are met, requiring employees to remain employed with the Company through the end of the three-year performance periods.

The following table summarizes the performance-based shares outstanding at the maximum award amounts based upon the respective performance share agreements:

	Shares (In Thousands)	Weighted Average Grant Date Fair Value
Outstanding shares at April 25, 2020	534	$29.21
Granted	337	30.75
Vested	(98)	25.93
Unearned or canceled	(104)	30.30
Outstanding shares at April 24, 2021	669	30.32
We account for performance-based shares as equity-based awards because when they vest, they will be settled in common shares. We have elected to recognize forfeitures as an adjustment to compensation expense in the same period as the forfeitures occur. For shares that vest based on our results relative to the performance goals, we expense as compensation cost the fair value of the shares as of the day we granted the awards recognized over the performance period, taking into account the probability that we will satisfy the performance goals. The fair value of each share of the awards we granted in fiscal 2021, fiscal 2020, and fiscal 2019 that vest based on attaining performance goals was $30.75, $28.68, and $31.71, respectively, the market value of our common shares on the date we granted the awards less the dividends we expect to pay before the shares vest. For shares that vest based on market conditions, we use a Monte Carlo valuation model to estimate each share's fair value as of the date of grant. The Monte Carlo valuation model uses multiple simulations to evaluate our probability of achieving various stock price levels to determine our expected performance ranking relative to our peer group. Similar to the way in which we expense the awards of stock options, we expense compensation cost over the vesting period regardless of whether the market condition is ultimately satisfied. Based on the Monte Carlo model, the fair value as of the grant date of the fiscal 2021, fiscal 2020, and fiscal 2019 grants of shares that vest based on market conditions was $38.14, $38.75, and $46.39, respectively. Our unrecognized compensation cost at April 24, 2021, related to performance-based shares was $6.8 million based on the current estimates of the number of awards that will vest, and is expected to be recognized over a weighted-average remaining contractual term of all unvested awards of 1.4 years.
Equity-based compensation expenses related to performance-based shares recognized in our consolidated statement of income were as follows (for the fiscal years ended):

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/24/2021	4/25/2020	4/27/2019
Fiscal 2017 grant	$—	$—	$1,044
Fiscal 2018 grant	—	611	1,402
Fiscal 2019 grant	1,545	996	1,776
Fiscal 2020 grant	2,051	951	—
Fiscal 2021 grant	1,909	—	—
Total expense	$5,505	$2,558	$4,222
Deferred Stock Units. We account for awards under our deferred stock unit plan for non-employee directors as liability-based awards because upon exercise these awards will be paid in cash. We measure and recognize compensation expense based on the market price of our common stock on the grant date. We remeasure and adjust the liability based on the market value (intrinsic value) of our common shares on the last day of the reporting period until paid with a corresponding adjustment to reflect the cumulative amount of compensation expense. For purposes of dividends and for measuring the liability, each deferred stock unit is the equivalent of one common share. As of April 24, 2021, we had 0.1 million deferred stock units outstanding. Our liability related to these awards was $2.7 million and $1.4 million at April 24, 2021, and April 25, 2020, respectively, and is included as a component of other long-term liabilities on our consolidated balance sheet.

Note 15: Accumulated Other Comprehensive Loss
Activity in accumulated other comprehensive loss was as follows:

(Amounts in thousands)	Translation adjustment	Change in fair value of cash flow hedge	Unrealized gain (loss) on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive loss
Balance at April 28, 2018	$2,388	$154	$1,376	$(29,117)	$(25,199)
Changes before reclassifications	(2,338)	(369)	330	(479)	(2,856)
Cumulative effect adjustment for investments (1)	—	—	(1,637)		(1,637)
Amounts reclassified to net income (3)	—	280	25	26,553	26,858
Tax effect	—	22	(88)	(562)	(628)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(2,338)	(67)	(1,370)	25,512	21,737
Balance at April 27, 2019	$50	$87	$6	$(3,605)	$(3,462)
Changes before reclassifications	(1,941)	—	387	(1,809)	(3,363)
Reclassification of certain income tax effects (2)	—	(97)	258	(708)	(547)
Amounts reclassified to net income	—	14	(141)	218	91
Tax effect	—	(4)	(61)	394	329
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(1,941)	(87)	443	(1,905)	(3,490)
Balance at April 25, 2020	$(1,891)	$—	$449	$(5,510)	$(6,952)
Changes before reclassifications	4,932	—	(96)	428	5,264
Amounts reclassified to net income	—	—	(9)	347	338
Tax effect	—	—	26	(197)	(171)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	4,932	—	(79)	578	5,431
Balance at April 24, 2021	$3,041	$—	$370	$(4,932)	$(1,521)
(1)The cumulative effect adjustment for investments is composed of $2.1 million of unrealized gains on equity investments offset by $0.5 million of tax expense. We reclassified the net $1.6 million of cumulative effect adjustment from accumulated other comprehensive loss to retained earnings as a result of adopting ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10).
(2)Income tax effects of the Tax Cuts and Jobs Act are reclassified from AOCI to retained earnings due to adoption of ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220).
(3)Includes a net $23.8 million charge related to the pension termination that occurred in the fourth quarter of fiscal 2019. Of this amount, $28.2 million of expense was recorded as pension termination charge and $4.4 million of income was recorded in income tax expense in our consolidated statement of income. For further information, refer to Note 11, Employee Benefits.
We reclassified the unrealized gain/(loss) on marketable securities from accumulated other comprehensive loss to net income through other income (expense), net, reclassified the change in fair value of cash flow hedges to net income through cost of sales, and reclassified the net pension amortization to net income through other income (expense), net.
The components of noncontrolling interest were as follows:

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/24/2021	4/25/2020	4/27/2019
Balance as of the beginning of the year	$15,553	$14,468	$13,035
Net income	1,068	1,515	1,567
Other comprehensive income (loss)	534	(266)	(134)
Dividends distributed to joint venture minority partners	(8,507)	—	—
Other changes in noncontrolling interests	—	(164)	—
Balance as of the end of the year	$8,648	$15,553	$14,468

Note 16: Revenue Recognition
The following table presents our revenue disaggregated by product category and by segment or unit:

	Year Ended April 24, 2021
(Amounts in thousands)	Wholesale	Retail	Corporate and Other	Total
Motion Upholstery Furniture	$759,451	$371,587	$523	$1,131,561
Stationary Upholstery Furniture	332,046	118,913	134,296	585,255
Bedroom Furniture	37,351	5,785	9,629	52,765
Dining Room Furniture	25,394	10,931	3,096	39,421
Occasional Furniture	44,897	20,682	3,171	68,750
Other (1)	102,159	85,008	(23,345)	163,822
Total	$1,301,298	$612,906	$127,370	$2,041,574

		Eliminations		(307,330)
	Consolidated Net Sales			$1,734,244

	Year Ended April 25, 2020
(Amounts in thousands)	Wholesale	Retail	Corporate and Other	Total
Motion Upholstery Furniture	$751,697	$355,427	$364	$1,107,488
Stationary Upholstery Furniture	364,027	124,772	102,522	591,321
Bedroom Furniture	31,195	7,408	6,426	45,029
Dining Room Furniture	21,944	10,894	1,847	34,685
Occasional Furniture	43,933	20,069	1,931	65,933
Other (1)	97,498	79,984	(23,998)	153,484
Total	$1,310,294	$598,554	$89,092	$1,997,940

		Eliminations		(293,958)
	Consolidated Net Sales			$1,703,982
(1)Primarily includes revenue for delivery, advertising, royalties, parts, accessories, after-treatment products, surcharges, discounts & allowances, rebates and other sales incentives.

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

At April 24, 2021, our consolidated balance sheet includes contract assets of $108.5 million, reported as other current assets, that represent the remaining consideration to which we are entitled prior to fulfilling our performance obligation. At the beginning of fiscal 2021, we had $17.1 million of contract assets. The increase from the beginning of fiscal year 2021 compared with April 24, 2021, was driven by the unprecedented demand for our products during fiscal 2021 which resulted in an increase in written orders and a higher product backlog.

We receive customer deposits from end consumers before we recognize revenue and in some cases we have the unconditional right to collect the remaining portion of the order price before we fulfill our performance obligation, resulting in deferred revenue (collectively, the "contract liabilities"). At April 24, 2021, we included $180.8 million of customer deposits and $108.5 million of deferred revenues in accrued expenses and other current liabilities on our consolidated balance sheet. At the beginning of fiscal 2020, we had $40.7 million of customer deposits and $17.1 million of deferred revenues. These increases from prior year to current year are primarily related to the increased demand and written orders for our products during fiscal 2021. During the fiscal year ended April 24, 2021, we recognized $55.1 million of revenue related to our contract liability balance at April 25, 2020.

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

Wholesale Segment. Our Wholesale segment consists primarily of three operating segments: La-Z-Boy, our largest operating segment, our England subsidiary, and our casegoods operating segment that sells furniture under three brands: American Drew®, Hammary and Kincaid®. The Wholesale segment also includes our international wholesale businesses. We aggregate these operating segments into one reportable segment because they are economically similar and meet the other aggregation criteria for determining reportable segments. Our Wholesale segment manufactures and imports upholstered furniture, such as recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas and imports casegoods (wood) furniture such as occasional pieces, bedroom sets, dining room sets and entertainment centers. The Wholesale segment sells directly to La-Z-Boy Furniture Galleries® stores, operators of La-Z-Boy Comfort Studio® locations, England Custom Comfort Center locations, major dealers, and a wide cross-section of other independent retailers.

Retail Segment. Our Retail segment consists of one operating segment comprised of our 159 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment sells primarily upholstered furniture, in addition to some casegoods and other accessories, to end consumers through these stores.

Corporate & Other. Corporate & Other includes the shared costs for corporate functions, including human resources, information technology, finance and legal, in addition to revenue generated through royalty agreements with companies licensed to use the La-Z-Boy® brand name on various products. We consider our corporate functions to be other business activities and have aggregated them with our other insignificant operating segments, including our global trading company in Hong Kong and Joybird, an e-commerce retailer that manufactures upholstered furniture such as sofas, loveseats, chairs, ottomans, sleeper sofas and beds, and also imports casegoods (wood) furniture such as occasional tables and other accessories. Joybird sells to the end consumer primarily online through its website, www.joybird.com. None of the operating segments included in Corporate & Other meet the requirements of reportable segments.

The accounting policies of the operating segments are the same as those described in Note 1, Accounting Policies. We account for intersegment revenue transactions between our segments consistent with independent third-party transactions, that is, at current market prices. As a result, the manufacturing profit related to sales to our Retail segment is included within the Wholesale segment. Operating income realized on intersegment revenue transactions is therefore generally consistent with the operating income realized on our revenue from independent third-party transactions. Segment operating income is based on profit or loss from operations before interest expense, interest income, pension termination refunds (charges), other income (expense), net and income taxes. Identifiable assets are cash and equivalents, notes and accounts receivable, net inventories, net property, plant and equipment, right-of-use lease assets, goodwill and other intangible assets. Our unallocated assets include deferred income taxes, corporate assets (including a portion of cash and equivalents), and various other assets. Sales are attributed to countries on the basis of the customer's location.
The following table presents sales and operating income (loss) by segment:

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/24/2021	4/25/2020	4/27/2019
Sales
Wholesale segment:
Sales to external customers	$1,006,377	$1,026,630	$1,112,634
Intersegment sales	294,921	283,664	270,081
Wholesale segment sales	1,301,298	1,310,294	1,382,715

Retail segment sales	612,906	598,554	570,201

Corporate and Other:
Sales to external customers	114,961	78,798	62,566
Intersegment sales	12,409	10,294	11,446
Corporate and Other sales	127,370	89,092	74,012

Eliminations	(307,330)	(293,958)	(281,527)
Consolidated sales	$1,734,244	$1,703,982	$1,745,401

Operating Income (Loss)
Wholesale segment	$134,312	$142,440	$140,495
Retail segment	46,724	48,256	37,922
Corporate and Other	(44,300)	(71,934)	(48,743)
Consolidated operating income	136,736	118,762	129,674
Interest expense	(1,390)	(1,291)	(1,542)
Interest income	1,101	2,785	2,103
Pension termination refund (charge)	—	1,900	(32,671)
Other income (expense), net	9,466	(6,983)	(2,237)
Income before income taxes	$145,913	$115,173	$95,327

The following tables present additional financial information by segment and location.

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/24/2021	4/25/2020	4/27/2019
Depreciation and Amortization
Wholesale segment	$19,029	$17,612	$17,265
Retail segment	4,894	4,271	4,007
Corporate and Other	9,098	9,309	9,875
Consolidated depreciation and amortization	$33,021	$31,192	$31,147

Capital Expenditures
Wholesale segment	$27,303	$36,602	$39,063
Retail segment	8,958	7,597	4,604
Corporate and Other	1,699	1,836	4,766
Consolidated capital expenditures	$37,960	$46,035	$48,433

Sales by Country
United States	91%	89%	89%
Canada	5%	6%	6%
Other	4%	5%	5%
Total	100%	100%	100%

(Amounts in thousands)	4/24/2021	4/25/2020
Assets
Wholesale segment	$720,721	$531,295
Retail segment	546,299	495,970
Unallocated assets	519,302	407,624
Consolidated assets	$1,786,322	$1,434,889

Long-Lived Assets by Geographic Location
Domestic	$713,525	$662,623
International	55,714	48,852
Consolidated long-lived assets	$769,239	$711,475

Note 18: Income Taxes

Income before income taxes consists of the following:

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/24/2021	4/25/2020	4/27/2019
United States	$124,547	$102,125	$73,058
Foreign	21,366	13,048	22,269
Total	$145,913	$115,173	$95,327

Income tax expense (benefit) consists of the following components:

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/24/2021	4/25/2020	4/27/2019
Federal
Current	$18,327	$25,026	$17,629
Deferred	6,771	1,440	(2,649)
State
Current	6,475	7,901	6,199
Deferred	2,339	(1,409)	(933)
Foreign
Current	4,451	3,025	4,919
Deferred	21	206	21
Total income tax expense	$38,384	$36,189	$25,186

Our effective tax rate differs from the U.S. federal income tax rate for the following reasons:

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)
(% of income before income taxes)	4/24/2021	4/25/2020	4/27/2019
Statutory tax rate	21.0%	21.0%	21.0%
Increase (reduction) in income taxes resulting from:
State income taxes, net of federal benefit	4.3%	4.2%	4.1%
Tax effect of defined benefit pension plan termination	—%	—%	2.7%
Gains and losses on corporate owned life insurance	(1.2)%	0.5%	(0.2)%
Change in valuation allowance	0.7%	0.7%	0.6%
U.S. research tax credits	(0.5)%	(0.6)%	(0.8)%
Non-deductible asset impairment	—%	4.9%	—%
Fair value adjustment of contingent consideration liability	2.0%	(1.4)%	—%
Tax on undistributed foreign earnings	—%	1.1%	—%
Miscellaneous items	—%	1.0%	(1.0)%
Effective tax rate	26.3%	31.4%	26.4%

For our Canada, Mexico, and United Kingdom foreign operating units, we permanently reinvest the earnings and consequently do not record a deferred tax liability relative to the undistributed earnings. We have reinvested approximately $45.8 million of the earnings. After enactment of the Tax Cuts and Jobs Act in 2017, the potential deferred tax attributable to these earnings would be approximately $1.4 million, primarily related to foreign withholding taxes and state income taxes. The Company changed its permanent reinvestment position on undistributed earnings for its Thailand foreign operating units and provided for deferred tax attributable to those earnings of approximately $1.3 million in fiscal 2020.

The primary components of our deferred tax assets and (liabilities) were as follows:

(Amounts in thousands)	4/24/2021	4/25/2020
Assets
Leases	$88,536	$81,537
Deferred and other compensation	21,361	20,821
State income tax—net operating losses, credits and other	6,222	5,536
Warranty	5,709	5,797
Inventory	530	—
Workers' compensation	2,559	2,567
Bad debt	1,326	2,061
Employee benefits	1,904	3,441
Federal net operating losses, credits	1,286	1,663
Other	—	2,354
Valuation allowance	(3,495)	(2,137)
Total deferred tax assets	125,938	123,640
Liabilities
Right of use lease assets	(84,440)	(77,479)
Property, plant and equipment	(17,837)	(14,893)
Inventory	—	(827)
Goodwill and other intangibles	(10,084)	(8,286)
Tax on undistributed foreign earnings	(752)	(1,316)
Other	(910)	—
Net deferred tax assets	$11,915	$20,839

The deferred tax assets associated with loss carry forwards and the related expiration dates are as follows:

(Amounts in thousands)	Amount	Expiration
Federal net operating losses	$1,286	Fiscal 2038 - 2039
Various U.S. state net operating losses (excluding federal tax effect)	2,698	Fiscal 2022 - 2037
Foreign capital losses	17	Indefinite

We evaluate our deferred taxes to determine if a valuation allowance is required. Accounting standards require that we assess whether a valuation allowance should be established based on the consideration of all available evidence using a "more likely than not" standard with significant weight being given to evidence that can be objectively verified.

The evaluation of the amount of net deferred tax assets expected to be realized necessarily involves forecasting the amount of taxable income that will be generated in future years. We have forecasted future results using estimates management believes to be reasonable. We based these estimates on objective evidence such as expected trends resulting from certain leading economic indicators. Based upon our net deferred tax asset position at April 24, 2021, we estimate that approximately $31.6 million of future taxable income would need to be generated to fully recover our net deferred tax assets. The realization of deferred income tax assets is dependent on future events. Actual results inevitably will vary from management's forecasts which may be impacted by the COVID-19 pandemic, possibly resulting in a sustained economic downturn, or significantly extended economic recovery. Such variances could result in adjustments to the valuation allowance on deferred tax assets in future periods, and such adjustments could be material to the financial statements.

During fiscal 2021, we recorded a $1.4 million increase in our valuation allowance for deferred tax assets that are not considered more likely than not to be realized. This determination was primarily due to state tax credits and the limitations on the realization of deferred tax assets related to executive compensation.

A summary of the valuation allowance by jurisdiction is as follows:

(Amounts in thousands)	4/24/2021	4/25/2020	Change
U.S. Federal	$1,391	$1,172	$219
U.S. State	2,087	948	1,139
Foreign	17	17	—
Total	$3,495	$2,137	$1,358

The remaining valuation allowance of $3.5 million primarily related to certain U.S. federal, state and foreign deferred tax assets. The U.S. federal deferred taxes are primarily due to limitations on the realization of deferred taxes related to executive compensation. The U.S. state deferred taxes are primarily related to state net operating losses.

As of April 24, 2021, we had a gross unrecognized tax benefit of $1.1 million related to uncertain tax positions in various jurisdictions. A reconciliation of the beginning and ending balance of these unrecognized tax benefits is as follows:

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/24/2021	4/25/2020	4/27/2019
Balance at the beginning of the period	$1,030	$1,069	$1,014
Additions:
Positions taken during the current year	176	174	187
Positions taken during the prior year	35	106	—
Reductions:
Positions taken during the prior year	(19)	—	(36)
Decreases related to settlements with taxing authorities	—	(211)	—
Reductions resulting from the lapse of the statute of limitations	(153)	(108)	(96)
Balance at the end of the period	$1,069	$1,030	$1,069

We recognize interest and penalties associated with uncertain tax positions in income tax expense. We had approximately $0.4 million and $0.3 million accrued for interest and penalties as of April 24, 2021, and April 25, 2020, respectively.

If recognized, $0.9 million of the total $1.1 million of unrecognized tax benefits would decrease our effective tax rate. We do not expect that the net liability for uncertain income tax positions will significantly change within the next 12 months. The remaining balance will be settled or released as tax audits are effectively settled, statutes of limitation expire, or other new information becomes available.

Our U.S. federal income tax returns for fiscal years 2018 and subsequent are still subject to audit. In addition, we conduct business in various states. The major states in which we conduct business are subject to audit for fiscal years 2017 and subsequent. Our foreign operations are subject to audit for fiscal years 2011 and subsequent.

Cash paid for taxes (net of refunds received) during the fiscal years ended April 24, 2021, April 25, 2020, and April 27, 2019, was $40.5 million, $24.7 million, and $23.8 million, respectively.

Note 19: Earnings per Share

Certain share-based compensation awards that entitle their holders to receive non-forfeitable dividends prior to vesting are considered participating securities. Prior to fiscal 2019, we granted restricted stock awards that contained non-forfeitable rights to dividends on unvested shares, and we are required to include these participating securities in calculating our basic earnings per common share, using the two-class method. The restricted stock awards we granted in fiscal 2021, 2020 and 2019 do not have non-forfeitable rights to dividends and therefore are not considered participating securities. The dividends on the restricted stock awards granted in fiscal 2021, 2020 and 2019 are, and will continue to be, held in escrow until the stock awards vest at which time we will pay any accumulated dividends.

The following is a reconciliation of the numerators and denominators we used in our computations of basic and diluted earnings per share:

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/24/2021	4/25/2020	4/27/2019
Numerator (basic and diluted):
Net income attributable to La-Z-Boy Incorporated	$106,461	$77,469	$68,574
Income allocated to participating securities	(46)	(117)	(225)
Net income available to common Shareholders	$106,415	$77,352	$68,349

Denominator:
Basic weighted average common shares outstanding	45,983	46,399	46,828
Add:
Contingent common shares	171	211	242
Stock option dilution	213	126	263
Diluted weighted average common shares outstanding	46,367	46,736	47,333

Earnings per Share:
Basic	$2.31	$1.67	$1.46
Diluted	$2.30	$1.66	$1.44
The values for contingent common shares set forth above reflect the dilutive effect of common shares that we would have issued to employees under the terms of performance-based share awards if the relevant performance period for the award had been the reporting period.
We did not exclude any outstanding options from the diluted share calculation for the fiscal year ended April 24, 2021. We exclude the effect of options from our diluted share calculation when the weighted average exercise price of the options are higher than the average market price, since including the options' effect would be anti-dilutive. We excluded options to purchase 0.3 million and 0.4 million shares from the diluted share calculation for the years ended April 25, 2020 and April 27, 2019, respectively.

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

The following table presents the fair value hierarchy for those assets and liabilities we measured at fair value on a recurring basis at April 24, 2021 and April 25, 2020. There were no transfers into or out of Level 1, Level 2, or Level 3 for any of the periods presented.

At April 24, 2021
	Fair Value Measurements
(Amounts in thousands)	Level 1	Level 2	Level 3	NAV(1)	Total
Assets
Marketable securities	$119	$37,572	$—	$7,602	$45,293
Held-to-maturity investments	2,532	—	—	—	2,532
Cost basis investments	—	—	7,579	—	7,579
Total assets	$2,651	$37,572	$7,579	$7,602	$55,404

Liabilities
Contingent consideration liability	$—	$—	$14,100	$—	$14,100

At April 25, 2020
	Fair Value Measurements
(Amounts in thousands)	Level 1	Level 2	Level 3	NAV(1)	Total
Assets
Marketable securities	$—	$31,691	$—	$6,515	$38,206
Held-to-maturity investments	3,337	—	—	—	3,337
Cost basis investment	—	—	6,479	—	6,479
Total assets	$3,337	$31,691	$6,479	$6,515	$48,022

Liabilities
Contingent consideration liability	$—	$—	$—	$—	$—
(1)Certain marketable securities investments are measured at fair value using net asset value per share under the practical expedient methodology.
At April 24, 2021 and April 25, 2020, we held marketable securities intended to enhance returns on our cash and to fund future obligations of our non-qualified defined benefit retirement plan, as well as marketable securities to fund future obligations of our executive deferred compensation plan and our performance compensation retirement plan. We also held other fixed income and cost basis investments.
The fair value measurements for our Level 1 and Level 2 securities are based on quoted prices in active markets, as well as through broker quotes and independent valuation providers, multiplied by the number of shares owned exclusive of any transaction costs.
At April 24, 2021, our Level 3 assets included non-marketable preferred shares and warrants to purchase common shares of two privately-held start-up companies. The fair value for our Level 3 investments is not readily determinable so we estimate the fair value as costs minus impairment, if any, plus or minus adjustments resulting from observable price changes in orderly transactions for identical or similar investments with the same issuer. During fiscal 2021, we invested an additional $1.1 million in one of these privately-held start-up companies. There were no other changes to the fair value of our Level 3 assets during fiscal 2021.
Our Level 3 liability includes our contingent consideration liability resulting from the Joybird acquisition. During fiscal 2021, we recognized an increase in the fair value of our liability of $14.1 million, as we expect consideration will be owed under the terms of the earnout agreement based on significant improvements to our most recent financial projections. The fair value of contingent consideration is based on revenues and earnings of the Joybird business in fiscal 2021, and future revenues and earnings of the Joybird business in fiscal 2023. The fair value is determined using a variation of the income approach, known as the real options method, whereby revenue and earnings are simulated over the earnout periods in a risk-neutral framework using Geometric Brownian Motion. For each simulation path, the potential earn-out payments are calculated based on management’s probability estimates for achievement of the revenue and earnings milestones and then were discounted to the valuation date using a discount rate of 1.0% for the fiscal 2021 milestone and 1.7% for the fiscal 2023 milestone. There were no other changes to the fair value of our Level 3 liabilities during fiscal 2021.

The following table is a reconciliation of our Level 3 assets and liabilities recorded at fair value using significant unobservable inputs:

(Amounts in thousands)	Assets	Liabilities
Balance at April 27, 2019	$11,979	$7,900
Purchases	500	—
Write-off	(6,000)	(7,900)
Balance at April 25, 2020	6,479	—
Purchases	1,100	—
Fair value adjustment	—	14,100
Balance at April 24, 2021	$7,579	$14,100

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

Changes in Internal Control over Financial Reporting.    There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We provide some information about our executive officers in Part I of this report, under the heading "Information About Our Executive Officers." All other information required to be reported under this item will be included in our proxy statement for our 2021 Annual Meeting of Shareholders, and all of that information is incorporated in this item by reference.
ITEM 11.    EXECUTIVE COMPENSATION.
All information required to be reported under this item will be included in our proxy statement for our 2021 Annual Meeting of Shareholders, and all of that information is incorporated in this item by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required to be reported pursuant to this item with respect to security ownership of certain beneficial owners and management will be included in our proxy statement for our 2021 Annual Meeting of Shareholders, and is incorporated into this item by reference.
Equity Plans
The table below provides information concerning our compensation plans under which common shares may be issued.
Equity Compensation Plan Information as of April 24, 2021

Plan category	Number of securities to be issued upon exercise of outstanding options (i)		Weighted-average exercise price of outstanding options (ii)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (i)) (iii)
Equity compensation plans approved by shareholders	1,341,830	(1)	$29.05	4,934,703	(2)
(1)Beginning April 29, 2018, all equity awards were issued under our 2017 Omnibus Incentive Plan. The total above reflects 915,297 of options issued under our 2017 Omnibus Incentive Plan in addition to 484,551 of options outstanding that were issued under our 2010 Omnibus Incentive Plan, which could no longer issue shares as of April 28, 2018.
(2)This amount is the aggregate number of shares that is available for future issuance under our 2017 Omnibus Incentive Plan, which provides for awards of stock options, restricted stock, and performance awards (awards of our common stock based on achievement of pre-set goals over a performance period) to selected key employees and non-employee directors. We have performance awards outstanding under the plan that would further reduce the number of shares remaining available for future issuance under the plan by 1,029,601 shares, assuming the maximum performance targets were achieved.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
All information required to be reported under this item will be included in our proxy statement for our 2021 Annual Meeting of Shareholders, and all of that information is incorporated in this item by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.
All information required to be reported under this item will be included in our proxy statement for our 2021 Annual Meeting of Shareholders, and all of that information is incorporated in this item by reference.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)The following documents are filed as part of this report:
(1)    Financial Statements:

Management's Report to Our Shareholders
Report of Independent Registered Public Accounting Firm
Consolidated Statement of Income for each of the three fiscal years ended April 24, 2021, April 25, 2020, and April 27, 2019
Consolidated Statement of Comprehensive Income for each of the three fiscal years ended April 24, 2021, April 25, 2020, and April 27, 2019
Consolidated Balance Sheet at April 24, 2021, and April 25, 2020
Consolidated Statement of Cash Flows for the fiscal years ended April 24, 2021, April 25, 2020, and April 27, 2019
Consolidated Statement of Changes in Equity for the fiscal years ended April 24, 2021, April 25, 2020, and April 27, 2019
Notes to Consolidated Financial Statements
(2)Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts for the fiscal years ended April 24, 2021, April 25, 2020, and April 27, 2019
Schedule II immediately follows Item 16.
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
Form of Change in Control Agreement in effect for: Melinda D. Whittington. Similar agreements are in effect for each of our other executive officers except the severance period in those agreements is 24 months rather than 36 months

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
La-Z-Boy Incorporated 2017 Omnibus Incentive Plan Revised Sample Award Agreement effective June 22, 2020 (Incorporated by reference to an exhibit to Form 10-Q for the fiscal quarter ended July 25, 2020)

(10.16)	*	Transition Agreement between Kurt L. Darrow and La-Z-Boy Incorporated, dated February 10, 2021
(21)		List of subsidiaries of La-Z-Boy Incorporated
(23)		Consent of PricewaterhouseCoopers LLP (EDGAR filing only)
(31.1)		Certifications of Chief Executive Officer pursuant to Rule 13a-14(a)
(31.2)		Certifications of Chief Financial Officer pursuant to Rule 13a-14(a)
(32)		Certifications pursuant to 18 U.S.C. Section 1350
(101.INS)		XBRL Instance Document
(101.SCH)		XBRL Taxonomy Extension Schema Document
(101.CAL)		XBRL Taxonomy Extension Calculation Linkbase Document
(101.LAB)		XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)		XBRL Taxonomy Extension Presentation Linkbase Document
(101.DEF)		XBRL Taxonomy Extension Definition Linkbase Document
(104)		The cover page from the Company's Annual Report on Form 10-K for the year ended April 25, 2020, formatted in Inline XBRL (included in Exhibit 101)
*    Indicates a management contract or compensatory plan or arrangement under which a director or executive officer may receive benefits.
ITEM 16.    FORM 10-K SUMMARY.
None.

LA-Z-BOY INCORPORATED
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

			Additions
Description	Balance at Beginning of Year	Acquisitions	Charged/ (Credited) to Costs and Expenses		Charged/ (Credited) to Other Accounts		Deductions		Balance at End of Year
Allowance for doubtful accounts, deducted from accounts receivable:
April 24, 2021	$7,541	$—	$(3,319)	(1)	$—		$(211)	(2)	$4,011
April 25, 2020	2,180	—	13,263	(1)	—		(7,902)	(2)	7,541
April 27, 2019	1,956	600	367	(1)	—		(743)	(2)	2,180
Allowance for deferred tax assets:
April 24, 2021	$2,137	$—	$2,308		$(950)	(3)	$—	(4)	$3,495
April 25, 2020	2,312	—	687		2	(3)	(864)	(4)	2,137
April 27, 2019	1,224	—	740		506	(3)	(158)	(4)	2,312
(1)Additions charged (credited) to costs and expenses includes the impact of foreign currency exchange gains (losses).
(2)Deductions represent uncollectible accounts written off less recoveries of accounts receivable written off in prior years.
(3)Represents impact of adjusting gross deferred tax assets.
(4)Valuation allowance release.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: June 15, 2021		LA-Z-BOY INCORPORATED

	BY	/s/ MELINDA D. WHITTINGTON
Melinda D. Whittington President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of June 15, 2021, by the following persons on behalf of the registrant and in the capacities indicated.

/s/ K.L. DARROW	/s/ S.M. GALLAGHER
K.L. Darrow Chairman of the Board	S.M. Gallagher Director

/s/ J.P. HACKETT	/s/ J.E. KERR
J.P. Hackett Director	J.E. Kerr Director

/s/ M.T. LAWTON	/s/ H.G. LEVY
M.T. Lawton Director	H.G. Levy Director

/s/ R.G. LUCIAN	/s/ W.A. MCCOLLOUGH
R.G. Lucian Senior Vice President and Chief Financial Officer	W.A. McCollough Director

/s/ J.L. MCCURRY	/s/ R.L. O'GRADY
J.L. McCurry Vice President, Corporate Controller and Chief Accounting Officer	R.L. O'Grady Director

/s/ L.B. PETERS	/s/ N.R. QUBEIN
L.B. Peters Director	N.R. Qubein Director

/s/ M.D. WHITTINGTON
M.D. Whittington President and Chief Executive Officer, Director