Form 10-Q
period 2021-07-24
LA-Z-BOY INC
filed 2021-08-17
CIK 57131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 24, 2021
or
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                     Yes  ☐   No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 10, 2021
Common Stock, $1.00 Par Value	44,323,181

LA-Z-BOY INCORPORATED
FORM 10-Q FIRST QUARTER OF FISCAL 2022

PART I - FINANCIAL INFORMATION (UNAUDITED)
ITEM 1. FINANCIAL STATEMENTS
LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

	Quarter Ended
(Unaudited, amounts in thousands, except per share data)	7/24/2021	7/25/2020
Sales	$524,783	$285,458
Cost of sales	322,701	169,095
Gross profit	202,082	116,363
Selling, general and administrative expense	167,711	112,038
Operating income	34,371	4,325
Interest expense	(311)	(459)
Interest income	117	494
Other income (expense), net	(93)	1,474
Income before income taxes	34,084	5,834
Income tax expense	8,818	1,155
Net income	25,266	4,679
Net (income) loss attributable to noncontrolling interests	(700)	119
Net income attributable to La-Z-Boy Incorporated	$24,566	$4,798

Basic weighted average common shares	45,072	45,909
Basic net income attributable to La-Z-Boy Incorporated per share	$0.54	$0.10

Diluted weighted average common shares	45,404	45,965
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.54	$0.10
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Quarter Ended
(Unaudited, amounts in thousands)	7/24/2021	7/25/2020
Net income	$25,266	$4,679
Other comprehensive income (loss)
Currency translation adjustment	(1,242)	2,111
Net unrealized gain on marketable securities, net of tax	448	42
Net pension amortization, net of tax	62	65
Total other comprehensive income (loss)	(732)	2,218
Total comprehensive income before allocation to noncontrolling interests	24,534	6,897
Comprehensive income attributable to noncontrolling interests	(270)	(379)
Comprehensive income attributable to La-Z-Boy Incorporated	$24,264	$6,518

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET

(Unaudited, amounts in thousands, except par value)	7/24/2021	4/24/2021
Current assets
Cash and equivalents	$332,960	$391,213
Restricted cash	3,266	3,490
Receivables, net of allowance of $3,367 at 7/24/2021 and $4,011 at 4/24/2021	141,597	139,341
Inventories, net	264,454	226,137
Other current assets	194,978	165,979
Total current assets	937,255	926,160
Property, plant and equipment, net	229,343	219,194
Goodwill	175,671	175,814
Other intangible assets, net	30,129	30,431
Deferred income taxes – long-term	11,477	11,915
Right of use lease assets	342,335	343,800
Other long-term assets, net	83,297	79,008
Total assets	$1,809,507	$1,786,322

Current liabilities
Accounts payable	$118,120	$94,152
Lease liabilities, current	67,408	67,614
Accrued expenses and other current liabilities	466,809	449,904
Total current liabilities	652,337	611,670
Lease liabilities, long-term	294,369	295,023
Other long-term liabilities	98,352	97,483
Shareholders' equity
Preferred shares – 5,000 authorized; none issued	—	—
Common shares, $1.00 par value – 150,000 authorized; 44,623 outstanding at 7/24/21 and 45,361 outstanding at 4/24/21	44,623	45,361
Capital in excess of par value	332,869	330,648
Retained earnings	379,862	399,010
Accumulated other comprehensive loss	(1,823)	(1,521)
Total La-Z-Boy Incorporated shareholders' equity	755,531	773,498
Noncontrolling interests	8,918	8,648
Total equity	764,449	782,146
Total liabilities and equity	$1,809,507	$1,786,322

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS

	Quarter Ended
(Unaudited, amounts in thousands)	7/24/2021	7/25/2020
Cash flows from operating activities
Net income	$25,266	$4,679
Adjustments to reconcile net income to cash provided by operating activities
Loss on disposal of assets	44	14
Gain on sale of investments	(256)	(108)
Provision for doubtful accounts	(611)	(1,575)
Depreciation and amortization	8,553	8,119
Amortization of right-of-use lease assets	17,245	16,469
Equity-based compensation expense	2,460	2,047
Change in deferred taxes	370	785
Change in receivables	(1,783)	3,745
Change in inventories	(38,921)	1,686
Change in other assets	(10,380)	4,031
Change in payables	24,767	8,864
Change in lease liabilities	(17,263)	(15,857)
Change in other liabilities	(3,328)	73,401
Net cash provided by operating activities	6,163	106,300

Cash flows from investing activities
Proceeds from disposals of assets	8	10
Capital expenditures	(19,343)	(9,810)
Purchases of investments	(9,900)	(3,623)
Proceeds from sales of investments	9,716	14,671
Net cash provided by (used for) investing activities	(19,519)	1,248

Cash flows from financing activities
Payments on debt and finance lease liabilities	(30)	(25,013)
Holdback payments for acquisition purchases	—	(437)
Stock issued for stock and employee benefit plans, net of shares withheld for taxes	(2,228)	(1,749)
Repurchases of common stock	(35,640)	—
Dividends paid to shareholders	(6,777)	—
Dividends paid to minority interest joint venture partners (1)	—	(8,507)
Net cash used for financing activities	(44,675)	(35,706)

Effect of exchange rate changes on cash and equivalents	(446)	1,310
Change in cash, cash equivalents and restricted cash	(58,477)	73,152
Cash, cash equivalents and restricted cash at beginning of period	394,703	263,528
Cash, cash equivalents and restricted cash at end of period	$336,226	$336,680

Supplemental disclosure of non-cash investing activities
Capital expenditures included in payables	$3,957	$881
(1)Includes dividends paid to joint venture minority partners resulting from the repatriation of dividends from our foreign earnings that we no longer consider permanently reinvested.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited, amounts in thousands)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interests	Total
At April 24, 2021	$45,361	$330,648	$399,010	$(1,521)	$8,648	$782,146
Net income	—	—	24,566	—	700	25,266
Other comprehensive loss	—	—	—	(302)	(430)	(732)
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	181	291	(2,700)	—	—	(2,228)
Repurchases of 919 shares of common stock	(919)	(530)	(34,191)	—	—	(35,640)
Stock option and restricted stock expense	—	2,460	—	—	—	2,460
Dividends declared and paid ($0.15/share)	—	—	(6,777)	—	—	(6,777)
Dividends declared not paid ($0.15/share)	—	—	(46)	—	—	(46)
At July 24, 2021	$44,623	$332,869	$379,862	$(1,823)	$8,918	$764,449

(Unaudited, amounts in thousands)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Total
At April 25, 2020	$45,857	$318,215	$343,633	$(6,952)	$15,553	$716,306
Net income (loss)	—	—	4,798	—	(119)	4,679
Other comprehensive income	—	—	—	1,720	498	2,218
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	132	(195)	(1,686)	—	—	(1,749)
Stock option and restricted stock expense	—	2,047	—	—	—	2,047
Dividends declared and paid (1)	—	—	5	—	(8,507)	(8,502)
At July 25, 2020	$45,989	$320,067	$346,750	$(5,232)	$7,425	$714,999
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

LA-Z-BOY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

The accompanying consolidated financial statements include the consolidated accounts of La-Z-Boy Incorporated and our majority-owned subsidiaries (collectively, the "Company"). We derived the April 24, 2021 balance sheet from our audited financial statements. We prepared the interim financial information in conformity with generally accepted accounting principles, which we applied on a basis consistent with those reflected in our fiscal 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”), but the information does not include all of the disclosures required by generally accepted accounting principles. In management’s opinion, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments (except as otherwise disclosed), that are necessary for a fair statement of results for the respective interim periods. The interim results reflected in the accompanying financial statements are not necessarily indicative of the results of operations that will occur for the full fiscal year ending April 30, 2022.

At July 24, 2021, we owned preferred shares and warrants to purchase common shares of two privately-held companies, both of which are variable interest entities. We have not consolidated their results in our financial statements because we do not have the power to direct those activities that most significantly impact their economic performance and, therefore, are not the primary beneficiary.

Accounting pronouncements adopted in fiscal 2022

The following table summarizes Accounting Standards Updates ("ASUs") which were adopted in fiscal 2022, but did not have a material impact on our accounting policies or our consolidated financial statements and related disclosures.

ASU	Description
ASU 2018-14	Compensation – Retirement benefits – Defined Benefit Plans – General (Subtopic 715-20): Changes to the Disclosure Requirements for Defined Benefit Plans
ASU 2019-12	Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
ASU 2020-01	Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815

Note 2: Cash and Restricted Cash

We have restricted cash on deposit with a bank as collateral for certain letters of credit. All our letters of credit have maturity dates within the next twelve months, but we expect to renew some of these letters of credit when they mature.

(Unaudited, amounts in thousands)	7/24/2021	7/25/2020
Cash and cash equivalents	$332,960	$334,204
Restricted cash	3,266	2,476
Total cash, cash equivalents and restricted cash	$336,226	$336,680

Note 3: Inventories

A summary of inventories is as follows:

(Unaudited, amounts in thousands)	7/24/21	4/24/21
Raw materials	$141,508	$112,371
Work in process	30,720	24,791
Finished goods	130,269	121,182
FIFO inventories	302,497	258,344
Excess of FIFO over LIFO	(38,043)	(32,207)
Total inventories	$264,454	$226,137

Note 4: Goodwill and Other Intangible Assets

We have goodwill on our consolidated balance sheet as follows:

Reportable Segment/Unit	Reporting Unit	Related Acquisition
Wholesale Segment	La-Z-Boy United Kingdom	Wholesale business in the United Kingdom and Ireland
Retail Segment	Retail	La-Z-Boy Furniture Galleries® stores
Corporate & Other	Joybird	Joybird

The following table summarizes changes in the carrying amount of our goodwill by reportable segment:

(Unaudited, amounts in thousands)	Wholesale Segment	Retail Segment	Corporate and Other	Total Goodwill
Balance at April 24, 2021	$13,052	$107,316	$55,446	$175,814
Translation adjustment	(116)	(27)	—	(143)
Balance at July 24, 2021	$12,936	$107,289	$55,446	$175,671

We have intangible assets on our consolidated balance sheet as follows:

Reportable Segment/Unit	Intangible Asset	Useful Life
Wholesale Segment	Primarily acquired customer relationships from our acquisition of the wholesale business in the United Kingdom and Ireland	Amortizable over useful lives that do not exceed 15 years
Wholesale Segment	American Drew® trade name	Indefinite-lived
Retail Segment	Reacquired rights to own and operate La-Z-Boy Furniture Galleries® stores	Indefinite-lived
Corporate & Other	Joybird® trade name	Amortizable over eight-year useful life

The following summarizes changes in our intangible assets:

(Unaudited, amounts in thousands)	Indefinite- Lived Trade Names	Finite- Lived Trade Name	Indefinite- Lived Reacquired Rights	Other Intangible Assets	Total Other Intangible Assets
Balance at April 24, 2021	$1,155	$4,205	$22,507	$2,564	$30,431
Amortization	—	(200)	—	(61)	(261)
Translation adjustment	—	—	(20)	(21)	(41)
Balance at July 24, 2021	$1,155	$4,005	$22,487	$2,482	$30,129

We test indefinite-lived intangibles and goodwill for impairment on an annual basis in the fourth quarter of each fiscal year, and more frequently if events or changes in circumstances indicate that an asset might be impaired. We test amortizable intangible assets for impairment if events or changes in circumstances indicate that the assets might be impaired.

Note 5: Investments
We have current and long-term investments intended to enhance returns on our cash as well as to fund future obligations of our non-qualified defined benefit retirement plan, our executive deferred compensation plan, and our performance compensation retirement plan. We also hold other investments consisting of cost-basis preferred shares of two privately-held start-up companies (refer to Note 14, Fair Value Measurements). Our short-term investments are included in other current assets and our long-term investments are included in other long-term assets on our consolidated balance sheet.

The following summarizes our investments:

(Unaudited, amounts in thousands)	7/24/2021	4/24/2021
Short-term investments:
Marketable securities	$17,602	$18,037
Held-to-maturity investments	2,414	2,532
Total short-term investments	20,016	20,569
Long-term investments:
Marketable securities	28,055	27,256
Cost basis investments	7,579	7,579
Total long-term investments	35,634	34,835
Total investments	$55,650	$55,404

Investments to enhance returns on cash	$32,519	$32,475
Investments to fund compensation/retirement plans	15,552	15,350
Other investments	7,579	7,579
Total investments	$55,650	$55,404

The following is a summary of the unrealized gains, unrealized losses, and fair value by investment type:

	7/24/2021			4/24/2021
(Unaudited, amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$2,981	$(5)	$15,025	$2,798	$(5)	$14,954
Fixed income	175	(24)	35,867	136	(29)	35,631
Other	552	—	4,758	559	—	4,819
Total securities	$3,708	$(29)	$55,650	$3,493	$(34)	$55,404

The following table summarizes sales of marketable securities:

	Quarter Ended
(Unaudited, amounts in thousands)	7/24/2021	7/25/2020
Proceeds from sales	$9,715	$13,725
Gross realized gains	267	126
Gross realized losses	(11)	(18)

The following is a summary of the fair value of fixed income marketable securities, classified as available-for-sale securities, by contractual maturity:

(Unaudited, amounts in thousands)	7/24/2021
Within one year	$17,506
Within two to five years	15,351
Within six to ten years	1,316
Thereafter	1,694
Total	$35,867

Note 6: Accrued Expenses and Other Current Liabilities

(Unaudited, amounts in thousands)	7/24/2021	4/24/2021
Payroll and other compensation	$43,397	$62,546
Accrued product warranty, current portion	14,790	14,447
Customer deposits	183,434	180,766
Deferred revenue	129,723	108,460
Other current liabilities	95,465	83,685
Accrued expenses and other current liabilities	$466,809	$449,904

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

A reconciliation of the changes in our product warranty liability is as follows:

	Quarter Ended
(Unaudited, amounts in thousands)	7/24/2021 (1)	7/25/2020
Balance as of the beginning of the period	$23,636	$23,255
Accruals during the period	7,214	3,828
Settlements during the period	(6,417)	(3,960)
Balance as of the end of the period	$24,433	$23,123
(1)$14.8 million and $14.4 million is recorded in accrued expenses and other current liabilities as of July 24, 2021 and April 24, 2021, respectively, while the remainder is included in other long-term liabilities.

We recorded accruals during the periods presented in the table above, primarily to reflect charges that relate to warranties issued during the respective periods.

Note 8:  Stock-Based Compensation

The table below summarizes the total stock-based compensation expense we recognized for all outstanding grants in our consolidated statement of income:

	Quarter Ended
(Unaudited, amounts in thousands)	7/24/2021	7/25/2020
Equity-based awards expense	$2,460	$2,047
Liability-based awards expense (1)	(684)	584
Total stock-based compensation expense	$1,776	$2,631
(1)Liability-based awards are comprised primarily of deferred stock units granted to non-employee directors. Compensation expense for these awards is based on the market price of our common stock on the grant date and is remeasured each reporting period based on the market value of our common shares on the last day of the reported period.

Stock Options. We granted 252,996 stock options to employees during the first quarter of fiscal 2022 and we have stock options outstanding from previous grants. We account for stock options as equity-based awards because when they are exercised, they will be settled in common shares. We recognize compensation expense for stock options over the vesting period equal to the fair value on the date our Compensation Committee approved the awards. The vesting period for our stock options ranges from one to four years, with accelerated vesting upon retirement. The vesting date for retirement-eligible employees is the later of the date they meet the criteria for retirement or the end of the fiscal year in which the grant was made. We accelerate the expense for options granted to retirement-eligible employees over the vesting period, with expense recognized from the grant date through their retirement eligibility date or over the ten months following the grant date, whichever period is longer. We have elected to recognize forfeitures as an adjustment to compensation expense in the same period as the forfeitures occur.

We estimate the fair value of the employee stock options at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. The fair value of stock options granted during the first quarter of fiscal 2022 was calculated using the following assumptions:

(Unaudited)	Fiscal 2022 grant	Assumption
Risk-free interest rate	0.82%	U.S. Treasury issues with term equal to expected life at grant date
Dividend rate	1.58%	Estimated future dividend rate and common share price at grant date
Expected life	5.0 years	Contractual term of stock option and expected employee exercise trends
Stock price volatility	42.16%	Historical volatility of our common shares
Fair value per share	$12.29

Restricted Stock. We granted 112,713 shares of restricted stock to employees during the first quarter of fiscal 2022. We issue restricted stock at no cost to the employees, and the shares are held in an escrow account until the vesting period ends. If a recipient's employment ends during the escrow period (other than through death or disability), the shares are returned at no cost to the Company. We account for restricted stock awards as equity-based awards because when they vest, they will be settled in common shares. The weighted-average fair value of the restricted stock that was awarded in the first quarter of fiscal 2022 was $38.52 per share, the market value of our common shares on the date of grant. We have elected to recognize forfeitures as an adjustment to compensation expense in the same period as the forfeitures occur. We recognize compensation expense for restricted stock over the vesting period equal to the fair value on the date our compensation committee approved the awards. Restricted stock awards vest at 25% per year, beginning one year from the grant date over a term of four years.

Performance Shares. During the first quarter of fiscal 2022, we granted 125,021 performance-based shares. We also have performance-based share awards outstanding from previous grants. Payout of the fiscal 2022 grant depends on our financial performance (50%) and a market-based condition based on the total return our shareholders receive on their investment in our stock relative to returns earned through investments in other public companies (50%). The performance share opportunity ranges from 50% of the employee’s target award if minimum performance requirements are met to a maximum of 200% of the target award based on the attainment of certain financial and shareholder-return goals over a specific performance period, which is generally three fiscal years. Grants of performance-based shares during fiscal 2021 were weighted the same as those granted during fiscal 2022 while grants of performance-based shares during fiscal 2020 were weighted (80%) on financial performance and (20%) on market-based conditions.

We account for performance-based shares as equity-based awards because when they vest, they will be settled in common shares. We have elected to recognize forfeitures as an adjustment to compensation expense in the same period as the forfeitures occur. For shares that vest based on our results relative to the performance goals, we expense as compensation cost the fair value of the shares as of the day we granted the awards recognized over the performance period, taking into account the probability that we will satisfy the performance goals. The fair value of each share of the awards we granted in fiscal 2022 that vest based on attaining performance goals was $36.13, the market value of our common shares on the date we granted the awards less the dividends we expect to pay before the shares vest. For shares that vest based on market conditions, we use a Monte Carlo valuation model to estimate each share’s fair value as of the date of grant. The Monte Carlo valuation model uses multiple simulations to evaluate our probability of achieving various stock price levels to determine our expected performance ranking relative to our peer group. For shares that vest based on market conditions, we expense compensation cost over the vesting period regardless of whether the market condition is ultimately satisfied. Based on the Monte Carlo model, the fair value as of the grant date of the fiscal 2022 grant of shares that vest based on market conditions was $51.85.

Note 9: Accumulated Other Comprehensive Income (Loss)

The activity in accumulated other comprehensive income (loss) for the quarters ended July 24, 2021, and July 25, 2020, is as follows:

(Unaudited, amounts in thousands)	Translation adjustment	Unrealized gain (loss) on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive income (loss)
Balance at April 24, 2021	$3,041	$370	$(4,932)	$(1,521)
Changes before reclassifications	(812)	591	—	(221)
Amounts reclassified to net income	—	4	75	79
Tax effect	—	(147)	(13)	(160)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(812)	448	62	(302)
Balance at July 24, 2021	$2,229	$818	$(4,870)	$(1,823)

Balance at April 25, 2020	$(1,891)	$449	$(5,510)	$(6,952)
Changes before reclassifications	1,613	77	—	1,690
Amounts reclassified to net income	—	(22)	87	65
Tax effect	—	(13)	(22)	(35)
Other comprehensive income attributable to La-Z-Boy Incorporated	1,613	42	65	1,720
Balance at July 25, 2020	$(278)	$491	$(5,445)	$(5,232)

We reclassified the unrealized gain (loss) on marketable securities from accumulated other comprehensive loss to net income through other income (expense), net, and reclassified the net pension amortization to net income through other income (expense), net.

The components of non-controlling interest were as follows:

	Quarter Ended
(Unaudited, amounts in thousands)	7/24/2021	7/25/2020
Balance as of the beginning of the period	$8,648	$15,553
Net income (loss)	700	(119)
Other comprehensive income (loss)	(430)	498
Dividends distributed to joint venture minority partners	—	(8,507)
Balance as of the end of the period	$8,918	$7,425

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

The following table presents our revenue disaggregated by product category and by segment or unit:

	Quarter Ended July 24, 2021
(Unaudited, amounts in thousands)	Wholesale	Retail	Corporate and Other	Total
Motion Upholstery Furniture	$226,612	$102,504	$154	$329,270
Stationary Upholstery Furniture	91,409	42,365	47,347	181,121
Bedroom Furniture	11,925	1,985	3,248	17,158
Dining Room Furniture	6,986	3,249	1,100	11,335
Occasional Furniture	12,599	6,022	995	19,616
Other (1)	43,968	25,722	(9,210)	60,480
Total	$393,499	$181,847	$43,634	$618,980

Eliminations				(94,197)
Consolidated Net Sales				$524,783

	Quarter Ended July 25, 2020
(Unaudited, amounts in thousands)	Wholesale	Retail	Corporate and Other	Total
Motion Upholstery Furniture	$132,264	$53,447	$61	$185,772
Stationary Upholstery Furniture	58,314	17,655	16,073	92,042
Bedroom Furniture	7,112	1,095	1,231	9,438
Dining Room Furniture	4,547	1,818	657	7,022
Occasional Furniture	8,110	3,410	729	12,249
Other (1)	13,226	13,712	(2,010)	24,928
Total	$223,573	$91,137	$16,741	$331,451

Eliminations				(45,993)
Consolidated Net Sales				$285,458
(1)Primarily includes revenue for delivery, advertising, royalties, parts, accessories, after-treatment products, surcharges, discounts and allowances, rebates and other sales incentives.

Motion Upholstery Furniture - Includes gross revenue for upholstered furniture, such as recliners, sofas, loveseats, chairs, sectionals, and modulars that have a mechanism that allows the back of the product to recline or the product's footrest to extend. This gross revenue includes sales to La-Z-Boy Furniture Galleries® stores (including company-owned stores), operators of La-Z-Boy Comfort Studio® locations, England Custom Comfort Center locations, other major dealers, independent retailers, and the end consumer.

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

We receive customer deposits from end consumers before we recognize revenue and in some cases we have the unconditional right to collect the remaining portion of the order price before we fulfill our performance obligation, resulting in a contract asset and a corresponding deferred revenue liability. In our consolidated balance sheet, customer deposits and deferred revenue (collectively, the "contract liabilities") are reported in accrued expenses and other current liabilities while contract assets are reported as other current assets. The following presents our contract assets and liabilities:

(Unaudited, amounts in thousands)	7/24/2021	4/24/2021
Contract assets	$129,723	$108,460

Customer deposits	$183,434	$180,766
Deferred revenue	129,723	108,460
Total contract liabilities (1)	$313,157	$289,226
(1)During the quarter ended July 24, 2021, we recognized revenue of $165.5 million, related to our contract liability balance at April 24, 2021.

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

The following table presents sales and operating income (loss) by segment:

	Quarter Ended
(Unaudited, amounts in thousands)	7/24/2021	7/25/2020
Sales
Wholesale segment:
Sales to external customers	$303,617	$179,755
Intersegment sales	89,882	43,818
Wholesale segment sales	393,499	223,573

Retail segment sales	181,847	91,137

Corporate and Other:
Sales to external customers	39,319	14,566
Intersegment sales	4,315	2,175
Corporate and Other sales	43,634	16,741

Eliminations	(94,197)	(45,993)
Consolidated sales	$524,783	$285,458

Operating Income (Loss)
Wholesale segment	$18,331	$17,940
Retail segment	20,438	(6,627)
Corporate and Other	(4,398)	(6,988)
Consolidated operating income	34,371	4,325
Interest expense	(311)	(459)
Interest income	117	494
Other income (expense), net	(93)	1,474
Income before income taxes	$34,084	$5,834

Note 12: Income Taxes

Our effective tax rate was 25.9% for the quarter ended July 24, 2021, compared with 19.8% for the quarter ended July 25, 2020. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes. The increase in our effective tax rate in fiscal 2022 compared with fiscal 2021 is primarily due to additional tax benefits from stock compensation in fiscal 2021. Absent discrete adjustments, our effective tax rate would have been 25.3% and 26.1% in the first quarter of fiscal 2022 and the first quarter of fiscal 2021, respectively.

Note 13: Earnings per Share

Certain share-based compensation awards that entitle their holders to receive non-forfeitable dividends prior to vesting are considered participating securities. Prior to fiscal 2019, we granted restricted stock awards that contained non-forfeitable rights to dividends on unvested shares, and we are required to include these participating securities in calculating our basic earnings per common share, using the two-class method. Beginning in fiscal 2019 and going forward, the restricted stock awards we granted do not have non-forfeitable rights to dividends and therefore are not considered participating securities. The dividends on these restricted stock awards are, and will continue to be, held in escrow until the stock awards vest at which time we will pay any accumulated dividends.

The following is a reconciliation of the numerators and denominators we used in our computations of basic and diluted earnings per share:

	Quarter Ended
(Unaudited, amounts in thousands, except per share data)	7/24/2021	7/25/2020
Numerator (basic and diluted):
Net income attributable to La-Z-Boy Incorporated	$24,566	$4,798
Income allocated to participating securities	(5)	(4)
Net income available to common Shareholders	$24,561	$4,794

Denominator:
Basic weighted average common shares outstanding	45,072	45,909
Contingent common shares	—	47
Stock option dilution	332	9
Diluted weighted average common shares outstanding	45,404	45,965

Earnings per Share:
Basic	$0.54	$0.10
Diluted	$0.54	$0.10

The values for contingent common shares set forth above reflect the dilutive effect of common shares that we would have issued to employees under the terms of performance-based share awards if the relevant performance period for the award had been the reporting period.

We exclude the effect of options from our diluted share calculation when the weighted average exercise price of the options is higher than the average market price, since including the options' effect would be anti-dilutive. For the quarter ended July 24, 2021, all outstanding options were included in the diluted share calculation. For the quarter ended July 25, 2020, we excluded options to purchase 1.5 million shares from the diluted share calculation.

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

The following table presents the fair value hierarchy for those assets and liabilities we measured at fair value on a recurring basis at July 24, 2021 and April 24, 2021. There were no transfers into or out of Level 1, Level 2, or Level 3 for any of the periods presented.

At July 24, 2021
	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1	Level 2	Level 3	NAV(1)	Total
Assets
Marketable securities	$250	$37,784	$—	$7,623	$45,657
Held-to-maturity investments	2,414	—	—	—	2,414
Cost basis investments	—	—	7,579	—	7,579
Total assets	$2,664	$37,784	$7,579	$7,623	$55,650

Liabilities
Contingent consideration liability	$—	$—	$14,100	$—	$14,100

At April 24, 2021
	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1	Level 2	Level 3	NAV(1)	Total
Assets
Marketable securities	$119	$37,572	$—	$7,602	$45,293
Held-to-maturity investments	2,532	—	—	—	2,532
Cost basis investment	—	—	7,579	—	7,579
Total assets	$2,651	$37,572	$7,579	$7,602	$55,404

Liabilities
Contingent consideration liability	$—	$—	$14,100	$—	$14,100
(1)Certain marketable securities investments are measured at fair value using net asset value per share under the practical expedient methodology.

At July 24, 2021 and April 24, 2021, we held marketable securities intended to enhance returns on our cash and to fund future obligations of our non-qualified defined benefit retirement plan, as well as marketable securities to fund future obligations of our executive deferred compensation plan and our performance compensation retirement plan. We also held other fixed income and cost basis investments.

The fair value measurements for our Level 1 and Level 2 securities are based on quoted prices in active markets, as well as through broker quotes and independent valuation providers, multiplied by the number of shares owned exclusive of any transaction costs.

At July 24, 2021, our Level 3 assets included non-marketable preferred shares and warrants to purchase common shares of two privately held start-up companies. The fair value for our Level 3 investments is not readily determinable so we estimate the fair value as costs minus impairment, if any, plus or minus adjustments resulting from observable price changes in orderly transactions for identical or similar investments with the same issuer. There were no changes to the fair value of our Level 3 assets during the quarter ended July 24, 2021.

Our Level 3 liability includes our contingent consideration liability resulting from the Joybird acquisition. The contingent consideration fair value is based on revenue and earnings of the Joybird business in fiscal 2021, and future revenue and earnings of the Joybird business in fiscal 2023. The fair value is determined using a variation of the income approach, known as the real options method, whereby revenue and earnings were simulated over the earnout periods in a risk-neutral framework using Geometric Brownian Motion. For each simulation path, the potential earnout payments were calculated based on management’s probability estimates for achievement of the revenue and earnings milestones and then were discounted to the valuation date using a discount rate of 1.0% for the fiscal 2021 milestone and 1.6% for the fiscal 2023 milestone. There were no changes to the fair value of our Level 3 liabilities during the quarter ended July 24, 2021. Based on the achievement of fiscal 2021 performance metrics, we expect to pay $10.0 million of the contingent consideration during the second quarter of fiscal 2022.

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

Our actual future results and trends may differ materially from those we anticipate depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed in our Annual Report for the year ended April 24, 2021, under Item 1A, "Risk Factors" and Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations." Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in our Annual Report or any other public statement made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or for any other reason.

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

As of July 24, 2021, our supply chain operations included the following:

•Five major manufacturing locations and seven regional distribution centers in the United States and four facilities in Mexico to support our speed-to-market and customization strategy
•A logistics company that distributes a portion of our products in the United States
•A wholesale sales office that is responsible for distribution of our product in the United Kingdom and Ireland
•A global trading company in Hong Kong which helps us manage our Asian supply chain by establishing and maintaining relationships with our Asian suppliers, as well as identifying efficiencies and savings opportunities

We also participate in two consolidated joint ventures in Thailand that support our international businesses: one that operates a manufacturing facility and another that operates a wholesale sales office. Additionally, we also have contracts with several suppliers in Asia to produce products that support our pure import model for casegoods.

We sell our products through multiple channels: to furniture retailers or distributors in the United States, Canada, and approximately 65 other countries, including the United Kingdom, China, Australia, South Korea and New Zealand, directly to consumers through retail stores that we own and operate, and through our websites, www.la-z-boy.com and www.joybird.com.

•The centerpiece of our retail distribution strategy is our network of 352 La-Z-Boy Furniture Galleries® stores and 560 La-Z-Boy Comfort Studio® locations, each dedicated to marketing our La-Z-Boy branded products. We consider this dedicated space to be “proprietary.”

◦La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort, and quality of La-Z-Boy furniture with our available design services. We own 157 of the La-Z-Boy Furniture Galleries® stores, while the remainder are independently owned and operated.
◦ La-Z-Boy Comfort Studio® locations are defined spaces within larger independent retailers that are dedicated to displaying and selling La-Z-Boy branded products. All 560 La-Z-Boy Comfort Studio® locations are independently owned and operated.
◦In total, we have approximately 7.8 million square feet of proprietary floor space dedicated to selling La-Z-Boy branded products in North America.
◦We also have approximately 3.0 million square feet of floor space outside of the United States and Canada dedicated to selling La-Z-Boy branded products.

•Our other brands, England, American Drew, Hammary, and Kincaid enjoy distribution through many of the same outlets, with slightly over half of Hammary’s sales originating through the La-Z-Boy Furniture Galleries® store network.

◦Kincaid and England have their own dedicated proprietary in-store programs with 633 outlets and approximately 2.0 million square feet of proprietary floor space.
◦In total, our proprietary floor space includes approximately 12.8 million square feet worldwide.

•Joybird sells product primarily online and has a limited amount of proprietary retail showroom floor space it uses to develop its brand.

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

•Our on-trend products including stationary upholstered furniture featured in our Live Life Comfortably® marketing campaign. While we are known for our iconic recliners, they account for less than half of our sales in dollars, and we believe we have the potential to expand sales of our other products. To stimulate growth, our Live Life Comfortably® marketing campaign features celebrity brand ambassador Kristen Bell and focuses on expanding our digital marketing and e-commerce capabilities to build traffic across our multiple digital and physical properties. As a millennial actress and social media influencer, Kristen injects youthful style and sensibility into our marketing campaign, which enhances the appeal of our brand with a younger customer base. Further, we are driving change throughout our digital platforms to improve the user experience, with a specific focus on the ease with which customers browse through our broad product assortment, customize products to their liking, find stores to make a purchase, or purchase at www.la-z-boy.com.

•Our innovative products, including stain-resistant iClean™ and eco-friendly Conserve™ fabrics and our power products, some of which include a wireless hand-held remote, dual mechanisms and articulating headrests. Our innovation, duo®, is a revolutionary product line that features the look of stationary furniture with the power to recline at the push of a button. We are committed to innovation throughout our business, and to support these efforts we opened our new state-of-the-art Innovation Center in fiscal 2019 at our Dayton, Tennessee campus.

•Our multi-faceted online strategy to participate in and leverage the growth of online furniture sales. During fiscal 2019, we purchased Joybird, a leading e-commerce retailer and manufacturer of upholstered furniture, which positions us for growth in the ever-changing online selling environment and allows us to better reach millennial and Gen X consumers and leverage our supply chain assets. In addition, we continue to increase online sales of La-Z-Boy furniture through la-z-boy.com and other digital players.

Our reportable operating segments include the Wholesale segment and the Retail segment.

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

Impact of COVID-19

We have been and continue to be impacted by the COVID-19 pandemic. Specifically, beginning in the fourth quarter of fiscal 2020, the temporary closure of our manufacturing facilities, state and local restrictions limiting our ability to deliver product to consumers, and the temporary closure of our company-owned stores consistent with most retailers across North America negatively impacted our financial results. In response to the financial impacts of the pandemic, beginning at the end of fiscal 2020, we took several actions to conserve cash in the near term and during the first quarter of fiscal 2021, we announced our business realignment plan, which included the reduction of our global workforce by about 10% across our manufacturing, retail, and corporate locations, including the closure of our Newton, Mississippi upholstery manufacturing facility.

By the end of the first quarter of fiscal 2021, all retail and manufacturing locations had reopened, and since that time, we have experienced a strong pace of written order trends as consumers continue to allocate more discretionary spending to home furnishings. In response to demand for our products outpacing our production capacity and with backlog still at a record level, our supply chain team continues to demonstrate agility and flexibility to identify ways to increase production capacity. We have increased capacity by adding manufacturing cells at our Mexico Cut-and-Sew Center, adding second shifts and weekend production shifts to our U.S. plants, and temporarily reactivating a portion of our Newton, Mississippi upholstery manufacturing facility. In addition, we opened a leased upholstery assembly plant in San Luis Rio Colorado, Mexico and a leased sewing facility in Parras, Mexico during the third quarter of fiscal 2021 and the first quarter of fiscal 2022, respectively. Further, during the first quarter of fiscal 2022, we signed a lease to open additional manufacturing capacity in Torreon, Mexico.

We continue to actively manage the impact of the COVID-19 crisis as we face continued uncertainty regarding the impact COVID-19 will have on our financial operations in the near and long term. We also continue to actively manage our global supply chain and manufacturing operations, which have been adversely impacted with respect to availability and pricing of raw materials and freight based on uncontrollable factors as well as COVID-19 related constraints on our manufacturing capacity as we continue to prioritize the health and safety of our employees. The need for, or timing of, any future actions in response to COVID-19 is largely dependent on the mitigation of the spread of the virus along with the adoption and effectiveness of vaccines, status of government orders, directives and guidelines, recovery of the business environment, global supply chain conditions, economic conditions, and consumer demand for our products, all of which are highly uncertain.

Results of Operations

Fiscal 2022 First Quarter Compared with Fiscal 2021 First Quarter

La-Z-Boy Incorporated

	Quarter Ended
(Unaudited, amounts in thousands, except percentages)	7/24/2021	7/25/2020	% Change
Sales	$524,783	$285,458	83.8%
Operating income	34,371	4,325	694.7%
Operating margin	6.5%	1.5%

Sales

Consolidated sales increased 83.8%, or $239.3 million in the first quarter of fiscal 2022, compared with the same period a year ago. The sales increase was primarily due to the prior year impact of COVID-19 which caused temporary store closures in the latter part of the fourth quarter of fiscal 2020 and a phased reopening in the first two months of fiscal 2021, temporary closures of our manufacturing facilities, and a negative impact on our ability to deliver product to customers. Since retail and manufacturing locations reopened by the end of the first quarter of fiscal 2021, we have experienced a strong pace of written order trends, and in response we have continued to scale and increase our manufacturing capacity to meet demand. The sustained increase in demand for our products, our strong execution at the store level, and the continued expansion of our manufacturing capacity contributed to record sales in the first quarter of fiscal 2022.

Operating Margin

Operating margin, which is calculated as operating income as a percentage of sales, increased 500 basis points in the first quarter of fiscal 2021, compared with the same period a year ago.

•Gross margin, which is calculated as gross profit as a percentage of sales, decreased 230 basis points in the first quarter of fiscal 2022, compared with the same period a year ago.

◦Availability challenges in the global supply chain caused by COVID-19, as well as an increase in demand, drove higher raw material and freight costs resulting in a 580 basis point decline in gross margin.
◦The expansion of our manufacturing capacity in response to the increase in written order demand led to higher production costs and labor challenges resulting in a 300 basis point decline in gross margin.
◦Changes in our consolidated mix improved gross margin by 220 basis points, driven by growth of our Retail segment and Joybird, which have higher gross margins than our Wholesale segment.

◦Partially offsetting the declines above, the remaining benefit was primarily due to an improved gross margin at Joybird, the result of higher sales volume, product pricing actions taken, an increase in average ticket, favorable product mix, and synergies due to its integration into our broader supply chain operations.
•Selling, general and administrative ("SG&A") expenses as a percentage of sales decreased 730 basis points in the first quarter of fiscal 2022, compared with the same period a year ago, primarily due to higher sales volume relative to fixed costs, mainly in the Retail segment. Additionally, the first quarter of fiscal 2021 included expenses resulting from our business realignment plan noted above, the absence of which led to a 90 basis point improvement in the first quarter of fiscal 2022.
We discuss each segment’s results in the following section.

Wholesale Segment

	Quarter Ended
(Unaudited, amounts in thousands, except percentages)	7/24/2021	7/25/2020	% Change
Sales	$393,499	$223,573	76.0%
Operating income	18,331	17,940	2.2%
Operating margin	4.7%	8.0%

Sales

The Wholesale segment’s sales increased $169.9 million in the first quarter of fiscal 2022, compared with the same period a year ago, led primarily by an increase in delivered unit volume. At the beginning of fiscal 2021, sales were adversely affected due to the impact of COVID-19, which caused temporary store and manufacturing closures in the latter part of the fourth quarter of fiscal 2020 and a phased reopening in the first two months of fiscal 2021. Since reopening by the end of the first quarter of fiscal 2021, we have continued to expand and scale our manufacturing capabilities in response to significant increases in order demand. In addition to higher volume, sales in the first quarter of fiscal 2022 benefited from favorable pricing actions taken in response to rising manufacturing costs.

Operating Margin

Operating margin decreased 330 basis points in the first quarter of fiscal 2022, compared with the same period a year ago.

•Gross margin decreased 530 basis points in the first quarter of fiscal 2022, compared with the same period a year ago.

◦Rising raw material and freight costs due to higher demand and global supply chain challenges resulted in a 650 basis point decrease in gross margin.
◦Continued manufacturing capacity expansion, in response to significant increases in written order demand, drove an increase in production costs and labor challenges resulting in a 350 basis point decrease in gross margin.
◦Partially offsetting these decreases, gross margin benefited from higher delivered sales volume and pricing actions taken in response to rising manufacturing costs.

•SG&A expense as a percentage of sales decreased 200 basis points in the first quarter of fiscal 2022, compared with the same period a year ago, primarily due to higher sales volume relative to fixed costs combined with higher SG&A expenses in the first quarter of fiscal 2021 resulting from our business realignment actions noted above.

Retail Segment

	Quarter Ended
(Unaudited, amounts in thousands, except percentages)	7/24/2021	7/25/2020	% Change
Sales	$181,847	$91,137	99.5%
Operating income	20,438	(6,627)	N/M
Operating margin	11.2%	(7.3)%

N/M - Not meaningful

Sales

The Retail segment’s sales increased $90.7 million in the first quarter of fiscal 2022, compared with the same period a year ago, led by a 92.2% increase in delivered same-store sales. The first quarter of fiscal 2021 was negatively impacted by COVID-19 related closures which began in the fourth quarter of fiscal 2020 followed by a phased reopening of our retail locations through the first two months of fiscal 2021. Since the reopening of all our retail stores, we have continued to experience strong sales trends. In the first quarter of fiscal 2022, written same-store sales increased 21.9% compared with the same period last year, driven by sustained higher demand for products in the home furnishings category and strong execution at the store level. Same-store delivered sales include the sales of all currently active stores which have been open for each comparable period.

Operating Margin

Operating margin increased 1,850 basis points in the first quarter of fiscal 2022, compared with the same period a year ago.

•Gross margin increased 70 basis points in the first quarter of fiscal 2022, compared with the same period a year ago, primarily due to product mix and the impact COVID-19 had in the prior year.

•SG&A expense as a percentage of sales decreased 1,780 basis points in the first quarter of fiscal 2022, compared with the same period a year ago, primarily due to higher delivered sales relative to fixed costs, mainly occupancy and selling expenses.

Corporate and Other

	Quarter Ended
(Unaudited, amounts in thousands, except percentages)	7/24/2021	7/25/2020	% Change
Sales	$43,634	$16,741	160.6%
Intercompany eliminations	(94,197)	(45,993)	(104.8)%
Operating loss	(4,398)	(6,988)	37.1%

Sales

Sales increased $26.9 million in the first quarter of fiscal 2022, compared with the same period a year ago, led by Joybird sales which increased $25.2 million to $38.7 million. The increase was primarily due to increased demand for products in the home furnishings category, investments in marketing and website improvements which increased online conversion, and added retail store locations. Further, sales in the first quarter of fiscal 2021 were negatively impacted by COVID-19, although to a lesser extent than our other retail businesses as Joybird primarily operates in the online, direct-to-consumer marketplace. Despite this, written sales for Joybird were still 30.5% higher in the first quarter of fiscal 2022, compared with the same period a year ago.

Intercompany eliminations increased in the first quarter of fiscal 2022 compared with the same period a year ago due to higher sales from our Wholesale segment to our Retail segment, driven by higher sales in the Retail segment compared with the depressed sales in the prior year due to closures related to COVID-19.

Operating Loss

Our Corporate and Other operating loss decreased $2.6 million in the first quarter of fiscal 2022, compared with the same period a year ago. The decrease was primarily due to Joybird's positive operating profits partially offset by higher investments in our information technology infrastructure. Joybird's positive operating profits, compared with a loss in the first quarter of fiscal 2021, are primarily due to higher sales volume, increases in gross margin due to product pricing actions taken, an increase in average ticket and favorable product mix. Joybird has achieved sustained structural profitability and we will continue to invest in marketing to expand awareness and customer acquisition to drive growth.

Non-Operating Income (Expense)

Other Income (Expense), Net

Other income (expense), net was $0.1 million of expense in the first quarter of fiscal 2022 compared with $1.5 million of income in the first quarter of fiscal 2021. The income in fiscal 2021 was primarily due to unrealized gains on investments and gains on company-owned life insurance.

Income Taxes

Our effective tax rate was 25.9% for the quarter ended July 24, 2021, compared with 19.8% for the quarter ended July 25, 2020. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes. The increase in our effective tax rate in fiscal 2022 compared with fiscal 2021 is primarily due to additional tax benefits from stock compensation in fiscal 2021. Absent discrete adjustments, our effective tax rate would have been 25.3% and 26.1% in the first quarter of fiscal 2022 and the first quarter of fiscal 2021, respectively.

Liquidity and Capital Resources

Our sources of liquidity include cash and cash equivalents, short-term and long-term investments, cash from operations, and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, and fulfill other cash requirements for day-to-day operations and capital expenditures. We had cash, cash equivalents and restricted cash of $336.2 million at July 24, 2021, compared with $394.7 million at April 24, 2021. In addition, we had investments to enhance our returns on cash of $32.5 million at both July 24, 2021 and April 24, 2021.

We maintain a revolving credit facility secured primarily by our accounts receivable, inventory, cash deposit and securities accounts. Availability under the credit agreement fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory, net of customer deposits. We amended this agreement on December 19, 2017 to extend its maturity date to December 19, 2022. The credit agreement includes affirmative and negative covenants that apply under certain circumstances, including a fixed-charge coverage ratio requirement that applies when excess availability under the credit line is less than certain thresholds. At July 24, 2021, we were not subject to the fixed-charge coverage ratio requirement, had no borrowings outstanding under the agreement, and had excess availability of $60.7 million of the $150.0 million credit commitment. Excess availability was lower than the total remaining credit commitment primarily due to higher reserves required due to our high balance of customer deposits.

Capital expenditures for the first quarter of fiscal 2022 were $19.3 million compared with $9.8 million during the first quarter of fiscal 2021. Capital expenditures in the first quarter of fiscal 2022 included improvements to our retail stores, plant upgrades to our upholstery manufacturing and distribution facilities, new upholstery manufacturing capacity in Mexico, and technology upgrades. We have no material contractual commitments outstanding for future capital expenditures. We expect capital expenditures to be in the range of $65 to $75 million for fiscal 2022, which will include improvements to a number of our retail stores, plant upgrades to our upholstery manufacturing and distribution facilities in Neosho, Missouri, new upholstery manufacturing capacity in Mexico, and technology upgrades.

Our board of directors has sole authority to determine if and when we will declare future dividends and on what terms. We expect the board to continue declaring regular quarterly cash dividends for the foreseeable future, but it may discontinue doing so at any time.

Our board of directors has authorized the repurchase of company stock. As of July 24, 2021, 2.5 million shares remained available for repurchase pursuant to this authorization. We spent $35.6 million in the first quarter of fiscal 2022 to repurchase 0.9 million shares. On August 17, 2021, the board of directors approved a 6.5 million increase in its share repurchase authorization, which when combined with the 2.5 million shares remaining at the end of the first quarter of fiscal 2022, represents approximately 20% of shares outstanding.

The following table illustrates the main components of our cash flows:

	Quarter Ended
(Unaudited, amounts in thousands)	7/24/2021	7/25/2020
Cash Flows Provided By (Used For)
Net cash provided by operating activities	$6,163	$106,300
Net cash provided by (used for) investing activities	(19,519)	1,248
Net cash used for financing activities	(44,675)	(35,706)
Exchange rate changes	(446)	1,310
Change in cash, cash equivalents and restricted cash	$(58,477)	$73,152

Operating Activities

During the first quarter of fiscal 2022, net cash provided by operating activities was $6.2 million. Our cash provided by operating activities was primarily attributable to net income generated during the period partially offset by an increase in working capital. The increase in working capital was led by higher inventory to ensure input material availability to support increased sales demand and manufacturing capacity.

Investing Activities

During the first quarter of fiscal 2022, net cash used for investing activities was $19.5 million, primarily due to cash used for capital expenditures in the period of $19.3 million, which primarily related to spending on retail store improvements, plant upgrades to our upholstery manufacturing and distribution facilities, new upholstery manufacturing capacity in Mexico, and technology upgrades.

Financing Activities

During the first quarter of fiscal 2022, net cash used for financing activities was $44.7 million, primarily due to $35.6 million used to repurchase our common stock pursuant to our share repurchase authorization and $6.8 million paid to our shareholders in quarterly dividends.

Exchange Rate Changes

Due to changes in exchange rates, our cash, cash equivalents, and restricted cash decreased by $0.4 million from the end of fiscal year 2021 to the end of the first quarter of fiscal 2022. These changes impacted our cash balances held in Canada, Thailand, and the United Kingdom.

Other

During the first quarter of fiscal 2022, there were no material changes to the information about our contractual obligations and commitments shown in the table contained in our Annual Report on Form 10-K for the fiscal year ended April 24, 2021.
We do not expect our continuing compliance with existing federal, state and local statutes dealing with protection of the environment to have a material effect on our capital expenditures, earnings, competitive position or liquidity.

Critical Accounting Policies

We disclosed our critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended April 24, 2021. There were no material changes to our critical accounting policies during the quarter ended July 24, 2021.

Recent Accounting Pronouncements

See Note 1, Basis of Presentation, to the consolidated financial statements included in this Form 10-Q for a discussion of recently adopted accounting standards and other new accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first quarter of fiscal 2022, there were no material changes from the information contained in Item 7A of our Annual Report on Form 10-K for the fiscal year ended April 24, 2021.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the first quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

We disclosed our risk factors in our Annual Report on Form 10-K for the fiscal year ended April 24, 2021. There have been no material changes to our risk factors during the first quarter of fiscal 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our board of directors has authorized the repurchase of company stock. During the fourth quarter of fiscal 2021, pursuant to the existing board authorization, we adopted a plan to repurchase company stock pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The plan was effective April 26, 2021. Under this plan, our broker has the authority to repurchase company shares on our behalf, subject to SEC regulations and the price, market volume and timing constraints specified in the plan. The plan expires at the close of business on August 27, 2021. We spent $35.6 million in the first quarter of fiscal 2022 to repurchase 0.9 million shares. As of July 24, 2021, 2.5 million shares remained available for repurchase pursuant to this authorization. With the cash flows we anticipate generating in fiscal 2022, we expect to continue repurchasing company stock.

The following table summarizes our repurchases of company stock during the quarter ended July 24, 2021:

(Unaudited, amounts in thousands, except per share data)	Total number of shares repurchased (1)	Average price paid per share	Total number of shares repurchased as part of publicly announced plan (2)	Maximum number of shares that may yet be repurchased under the plan
Fiscal May (April 25 – May 29, 2021)	126	$43.43	126	3,319
Fiscal June (May 30 – June 26, 2021)	556	$38.18	483	2,836
Fiscal July (June 27 – July 24, 2021)	310	$37.62	310	2,526
Fiscal First Quarter of 2022	992	$38.67	919	2,526
(1)    In addition to the 919,041 shares we repurchased during the quarter as part of our publicly announced, board-authorized plan described above, this column includes 73,885 shares repurchased from employees to satisfy their withholding tax obligations upon vesting of restricted and performance based shares.
(2)    On October 28, 1987, our board of directors announced the authorization of the plan to repurchase company stock. The plan originally authorized 1.0 million shares, and since October 1987, 27.0 million shares have been added to the plan for repurchase. On August 17, 2021, the company's board of directors approved an additional 6.5 million shares to its existing share repurchase authorization. The authorization has no expiration date.

ITEM 5. OTHER INFORMATION

On July 2, 2021, Kurt L. Darrow, the former President and Chief Executive Officer and current non-executive Chairman of the Board of Directors of the Company, adopted a pre-arranged stock trading plan in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Plan”). Under the Plan, up to 350,000 of the shares of the Company’s common stock held by Mr. Darrow may be sold in an orderly manner, subject to certain criteria in the Plan, including minimum price levels. Given his retirement as President and Chief Executive Officer following a lengthy career at the Company, the Plan will allow Mr. Darrow to diversify his investment portfolio over a period of time, while maintaining a significant position in the Company’s securities and continuing to be in compliance with Company’s stock ownership guidelines for non-employee directors.

In accordance with Rule 10b5-1, Mr. Darrow will have no discretion over sales or trades of any of the Company’s securities under the Plan, which is scheduled to terminate in January 2022.

The transactions under the Plan will be disclosed publicly through Form 4 filings with the Securities and Exchange Commission.

The Company does not undertake to report other Rule 10b5-1 trading plans that may be adopted by any officers, directors, or other shareholders in the future, or to report any modifications or terminations of any publicly announced trading plan, including Mr. Darrow's Plan.

ITEM 6. EXHIBITS

Exhibit Number	Description
(31.1)	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a)
(31.2)	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a)
(32)	Certifications of Executive Officers pursuant to 18 U.S.C. Section 1350(b)
(101.INS)	Inline XBRL Instance Document
(101.SCH)	Inline XBRL Taxonomy Extension Schema Document
(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document
(104)	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 24, 2021, formatted in Inline XBRL (included in Exhibit 101)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LA-Z-BOY INCORPORATED
(Registrant)

Date: August 17, 2021

BY: /s/ Jennifer L. McCurry
Jennifer L. McCurry Vice President, Corporate Controller and Chief Accounting Officer