Form 10-Q
period 2021-10-23
LA-Z-BOY INC
filed 2021-11-16
CIK 57131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 23, 2021
or
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                     Yes  ☐   No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 9, 2021
Common Stock, $1.00 Par Value	43,905,858

LA-Z-BOY INCORPORATED
FORM 10-Q SECOND QUARTER OF FISCAL 2022

PART I - FINANCIAL INFORMATION (UNAUDITED)
ITEM 1. FINANCIAL STATEMENTS
LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands, except per share data)	10/23/2021	10/24/2020	10/23/2021	10/24/2020
Sales	$575,889	$459,120	$1,100,672	$744,578
Cost of sales	352,594	258,565	675,295	427,660
Gross profit	223,295	200,555	425,377	316,918
Selling, general and administrative expense	169,182	152,616	336,893	264,654
Operating income	54,113	47,939	88,484	52,264
Interest expense	(242)	(346)	(553)	(805)
Interest income	106	123	223	617
Other income (expense), net	1,031	(11)	938	1,463
Income before income taxes	55,008	47,705	89,092	53,539
Income tax expense	14,650	12,401	23,468	13,556
Net income	40,358	35,304	65,624	39,983
Net income attributable to noncontrolling interests	(842)	(369)	(1,542)	(250)
Net income attributable to La-Z-Boy Incorporated	$39,516	$34,935	$64,082	$39,733

Basic weighted average common shares	44,251	46,023	44,662	45,966
Basic net income attributable to La-Z-Boy Incorporated per share	$0.89	$0.76	$1.43	$0.86

Diluted weighted average common shares	44,423	46,323	44,915	46,167
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.89	$0.75	$1.43	$0.86
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/23/2021	10/24/2020	10/23/2021	10/24/2020
Net income	$40,358	$35,304	$65,624	$39,983
Other comprehensive income (loss)
Currency translation adjustment	(9)	1,354	(1,251)	3,465
Net unrealized gain (loss) on marketable securities, net of tax	(498)	(65)	(50)	(23)
Net pension amortization, net of tax	57	65	119	130
Total other comprehensive income (loss)	(450)	1,354	(1,182)	3,572
Total comprehensive income before allocation to noncontrolling interests	39,908	36,658	64,442	43,555
Comprehensive income attributable to noncontrolling interests	(722)	(448)	(992)	(827)
Comprehensive income attributable to La-Z-Boy Incorporated	$39,186	$36,210	$63,450	$42,728

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET

(Unaudited, amounts in thousands, except par value)	10/23/2021	4/24/2021
Current assets
Cash and equivalents	$293,341	$391,213
Restricted cash	3,266	3,490
Receivables, net of allowance of $3,016 at 10/23/2021 and $4,011 at 4/24/2021	173,998	139,341
Inventories, net	285,770	226,137
Other current assets	208,793	165,979
Total current assets	965,168	926,160
Property, plant and equipment, net	237,518	219,194
Goodwill	180,108	175,814
Other intangible assets, net	30,738	30,431
Deferred income taxes – long-term	11,727	11,915
Right of use lease assets	341,363	343,800
Other long-term assets, net	85,472	79,008
Total assets	$1,852,094	$1,786,322

Current liabilities
Accounts payable	$119,971	$94,152
Lease liabilities, current	67,859	67,614
Accrued expenses and other current liabilities	492,710	449,904
Total current liabilities	680,540	611,670
Lease liabilities, long-term	294,252	295,023
Other long-term liabilities	91,620	97,483
Shareholders' equity
Preferred shares – 5,000 authorized; none issued	—	—
Common shares, $1.00 par value – 150,000 authorized; 44,200 outstanding at 10/23/21 and 45,361 outstanding at 4/24/21	44,200	45,361
Capital in excess of par value	336,920	330,648
Retained earnings	398,335	399,010
Accumulated other comprehensive loss	(2,153)	(1,521)
Total La-Z-Boy Incorporated shareholders' equity	777,302	773,498
Noncontrolling interests	8,380	8,648
Total equity	785,682	782,146
Total liabilities and equity	$1,852,094	$1,786,322

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended
(Unaudited, amounts in thousands)	10/23/2021	10/24/2020
Cash flows from operating activities
Net income	$65,624	$39,983
Adjustments to reconcile net income to cash provided by operating activities
(Gain)/loss on disposal of assets	(3,151)	140
Gain on sale of investments	(218)	(284)
Provision for doubtful accounts	(944)	(1,568)
Depreciation and amortization	17,785	16,351
Amortization of right-of-use lease assets	34,368	35,137
Equity-based compensation expense	6,354	6,167
Change in deferred taxes	170	1,849
Change in receivables	(33,937)	(28,949)
Change in inventories	(59,336)	(3,511)
Change in other assets	(20,666)	(1,926)
Change in payables	22,683	33,236
Change in lease liabilities	(34,598)	(32,422)
Change in other liabilities	21,300	131,507
Net cash provided by operating activities	15,434	195,710

Cash flows from investing activities
Proceeds from disposals of assets	3,998	21
Capital expenditures	(33,314)	(15,442)
Purchases of investments	(21,426)	(17,649)
Proceeds from sales of investments	22,666	19,470
Acquisitions	(4,396)	(2,000)
Net cash used for investing activities	(32,472)	(15,600)

Cash flows from financing activities
Payments on debt and finance lease liabilities	(60)	(75,013)
Holdback payments for acquisition purchases	(13,500)	(5,783)
Stock issued for stock and employee benefit plans, net of shares withheld for taxes	(1,870)	364
Repurchases of common stock	(50,640)	—
Dividends paid to shareholders	(13,398)	(3,216)
Dividends paid to minority interest joint venture partners (1)	(1,260)	(8,507)
Net cash used for financing activities	(80,728)	(92,155)

Effect of exchange rate changes on cash and equivalents	(330)	1,944
Change in cash, cash equivalents and restricted cash	(98,096)	89,899
Cash, cash equivalents and restricted cash at beginning of period	394,703	263,528
Cash, cash equivalents and restricted cash at end of period	$296,607	$353,427

Supplemental disclosure of non-cash investing activities
Capital expenditures included in payables	$7,900	$3,769
(1)Includes dividends paid to joint venture minority partners resulting from the repatriation of dividends from our foreign earnings that we no longer consider permanently reinvested.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited, amounts in thousands)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interests	Total
At April 24, 2021	$45,361	$330,648	$399,010	$(1,521)	$8,648	$782,146
Net income	—	—	24,566	—	700	25,266
Other comprehensive loss	—	—	—	(302)	(430)	(732)
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	181	291	(2,700)	—	—	(2,228)
Repurchases of 919 shares of common stock	(919)	(530)	(34,191)	—	—	(35,640)
Stock option and restricted stock expense	—	2,460	—	—	—	2,460
Dividends declared and paid ($0.15/share)	—	—	(6,777)	—	—	(6,777)
Dividends declared not paid ($0.15/share)	—	—	(46)	—	—	(46)
At July 24, 2021	$44,623	$332,869	$379,862	$(1,823)	$8,918	$764,449
Net income	—	—	39,516	—	842	40,358
Other comprehensive loss	—	—	—	(330)	(120)	(450)
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	11	353	(6)	—	—	358
Repurchases of 434 shares of common stock	(434)	(196)	(14,370)	—	—	(15,000)
Stock option and restricted stock expense	—	3,894	—	—	—	3,894
Dividends declared and paid ($0.15/share) (1)	—	—	(6,621)	—	(1,260)	(7,881)
Dividends declared not paid ($0.15/share)	—	—	(46)	—	—	(46)
At October 23, 2021	$44,200	$336,920	$398,335	$(2,153)	$8,380	$785,682

(1)Non-controlling interests include dividends paid to joint venture minority partners resulting from the repatriation of dividends from our foreign earnings that we no longer consider permanently reinvested.

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

At October 23, 2021, we owned preferred shares and warrants to purchase common shares of two privately-held companies, both of which are variable interest entities. We have not consolidated their results in our financial statements because we do not have the power to direct those activities that most significantly impact their economic performance and, therefore, are not the primary beneficiary.

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

ASU	Description	Adoption Date
ASU 2021-08	Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities From Contracts With Customers	Fiscal 2024

Note 2: Acquisitions

On August 16, 2021, we completed our asset acquisition of the Long Island, New York business that operates three independently owned La-Z-Boy Furniture Galleries® stores for $4.5 million, subject to customary adjustments. In the second quarter of fiscal 2022, we paid $4.4 million of cash for the purchase of the Long Island, New York stores and assets. This acquisition is a core part of one of our strategic priorities, which is to grow our company-owned retail business and leverage our integrated retail model (where we earn a combined profit on both the wholesale and retail sales) where the model makes sense geographically, alongside of the La-Z-Boy Furniture Galleries® network.

Prior to this acquisition, we licensed to the counterparty the exclusive right to own and operate La-Z-Boy Furniture Galleries® stores (and to use the associated trademarks and trade name) in the Long Island, New York market, and we reacquired these rights when we consummated the transaction. The reacquired rights are indefinite-lived because our Retailer Agreements are perpetual agreements that have no specific expiration date and no renewal options. The effective settlement of these arrangements resulted in no settlement gain or loss as the contractual terms were at market. We recorded an indefinite-lived intangible asset of $0.8 million related to these reacquired rights. We also recognized $4.4 million of goodwill in our Retail segment related primarily to synergies we expect from the integration of the acquired stores and future benefits of these synergies. For federal income tax purposes, we will amortize and appropriately deduct all of the indefinite-lived intangible assets and goodwill assets over 15 years.

The acquisition of the Long Island, New York business was not significant to our consolidated financial statements, and, therefore, pro-forma financial information is not presented. All of our provisional purchase accounting estimates for this acquisition are based on the information and data available to us as of the time of the issuance of these financial statements, and in accordance with Accounting Standard Codification Topic 805-10-25-15, are subject to change within the first 12 months of acquisition as we gain additional data.

Prior Year Acquisitions

On September 14, 2020, we completed our asset acquisition of the Seattle, Washington business that operates six independently owned La-Z-Boy Furniture Galleries® stores and one warehouse for $13.5 million, subject to customary adjustments. In the second quarter of fiscal 2021, a $2.0 million cash payment was made for the purchase with future guaranteed payments of $9.4 million to be paid over 36 months or fewer, with timing of payments dependent upon the achievement of sales thresholds defined in the purchase agreement. This acquisition is a core part of one of our strategic priorities, which is to grow our company-owned retail business and leverage our integrated retail model (where we earn a combined profit on both the wholesale and retail sales) where the model makes sense geographically, alongside of the La-Z-Boy Furniture Galleries® network.

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

Post-Quarter End Acquisition

On October 25, 2021 we completed the acquisition of Furnico Furniture Ltd ("Furnico"), an upholstery manufacturing business in the U.K for approximately $11.5 million. Furnico also operates a wholesale business, selling white label products to key U.K. retailers. With this acquisition, we expect to realize production synergies, cost savings through materials procurement, and increases in production capacity for the La-Z-Boy product.

Comparability

During fiscal 2021, we determined that holdback payments for acquisition purchases of $5.8 million included in net cash used by investing activities should have been included in net cash used by financing activities for the first six months of fiscal 2021. Although the amount impacting payments for acquisitions was not material to the fiscal 2021 consolidated financial statements, the classification of these amounts has been corrected by revising the consolidated statements of cash flows for the six months ended October 24, 2020.

Note 3: Cash and Restricted Cash

We have restricted cash on deposit with a bank as collateral for certain letters of credit. All our letters of credit have maturity dates within the next twelve months, but we expect to renew some of these letters of credit when they mature.

(Unaudited, amounts in thousands)	10/23/2021	10/24/2020
Cash and cash equivalents	$293,341	$350,949
Restricted cash	3,266	2,478
Total cash, cash equivalents and restricted cash	$296,607	$353,427

Note 4: Inventories

A summary of inventories is as follows:

(Unaudited, amounts in thousands)	10/23/2021	4/24/2021
Raw materials	$159,079	$112,371
Work in process	34,665	24,791
Finished goods	133,471	121,182
FIFO inventories	327,215	258,344
Excess of FIFO over LIFO	(41,445)	(32,207)
Total inventories	$285,770	$226,137

Note 5: Goodwill and Other Intangible Assets

We have goodwill on our consolidated balance sheet as follows:

Reportable Segment/Unit	Reporting Unit	Related Acquisition
Wholesale Segment	La-Z-Boy United Kingdom	Wholesale business in the United Kingdom and Ireland
Retail Segment	Retail	La-Z-Boy Furniture Galleries® stores
Corporate & Other	Joybird	Joybird

The following table summarizes changes in the carrying amount of our goodwill by reportable segment:

(Unaudited, amounts in thousands)	Wholesale Segment	Retail Segment	Corporate and Other	Total Goodwill
Balance at April 24, 2021	$13,052	$107,316	$55,446	$175,814
Acquisitions	—	4,374	—	4,374
Translation adjustment	(114)	34	—	(80)
Balance at October 23, 2021	$12,938	$111,724	$55,446	$180,108

We have intangible assets on our consolidated balance sheet as follows:

Reportable Segment/Unit	Intangible Asset	Useful Life
Wholesale Segment	Primarily acquired customer relationships from our acquisition of the wholesale business in the United Kingdom and Ireland	Amortizable over useful lives that do not exceed 15 years
Wholesale Segment	American Drew® trade name	Indefinite-lived
Retail Segment	Reacquired rights to own and operate La-Z-Boy Furniture Galleries® stores	Indefinite-lived
Corporate & Other	Joybird® trade name	Amortizable over eight-year useful life

The following summarizes changes in our intangible assets:

(Unaudited, amounts in thousands)	Indefinite- Lived Trade Names	Finite- Lived Trade Name	Indefinite- Lived Reacquired Rights	Other Intangible Assets	Total Other Intangible Assets
Balance at April 24, 2021	$1,155	$4,205	$22,507	$2,564	$30,431
Acquisitions	—	—	822	—	822
Amortization	—	(399)	—	(120)	(519)
Translation adjustment	—	—	25	(21)	4
Balance at October 23, 2021	$1,155	$3,806	$23,354	$2,423	$30,738

We test indefinite-lived intangibles and goodwill for impairment on an annual basis in the fourth quarter of each fiscal year, and more frequently if events or changes in circumstances indicate that an asset might be impaired. We test amortizable intangible assets for impairment if events or changes in circumstances indicate that the assets might be impaired.

Note 6: Investments
We have current and long-term investments intended to enhance returns on our cash as well as to fund future obligations of our non-qualified defined benefit retirement plan, our executive deferred compensation plan, and our performance compensation retirement plan. We also hold other investments consisting of cost-basis preferred shares of two privately-held start-up companies (refer to Note 16, Fair Value Measurements). Our short-term investments are included in other current assets and our long-term investments are included in other long-term assets on our consolidated balance sheet.

The following summarizes our investments:

(Unaudited, amounts in thousands)	10/23/2021	4/24/2021
Short-term investments:
Marketable securities	$16,512	$18,037
Held-to-maturity investments	1,371	2,532
Total short-term investments	17,883	20,569
Long-term investments:
Marketable securities	29,079	27,256
Cost basis investments	7,579	7,579
Total long-term investments	36,658	34,835
Total investments	$54,541	$55,404

Investments to enhance returns on cash	$31,029	$32,475
Investments to fund compensation/retirement plans	15,933	15,350
Other investments	7,579	7,579
Total investments	$54,541	$55,404

The following is a summary of the unrealized gains, unrealized losses, and fair value by investment type:

	10/23/2021			4/24/2021
(Unaudited, amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$3,096	$(1)	$15,094	$2,798	$(5)	$14,954
Fixed income	124	(83)	35,057	136	(29)	35,631
Other	1,180	—	4,390	559	—	4,819
Total securities	$4,400	$(84)	$54,541	$3,493	$(34)	$55,404

The following table summarizes sales of marketable securities:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/23/2021	10/24/2020	10/23/2021	10/24/2020
Proceeds from sales	$11,938	$3,292	$21,653	$17,017
Gross realized gains	287	184	554	310
Gross realized losses	(325)	(8)	(336)	(26)

The following is a summary of the fair value of fixed income marketable securities, classified as available-for-sale securities, by contractual maturity:

(Unaudited, amounts in thousands)	10/23/2021
Within one year	$16,777
Within two to five years	15,668
Within six to ten years	975
Thereafter	1,637
Total	$35,057

Note 7: Accrued Expenses and Other Current Liabilities

(Unaudited, amounts in thousands)	10/23/2021	4/24/2021
Payroll and other compensation	$53,696	$62,546
Accrued product warranty, current portion	15,139	14,447
Customer deposits	194,015	180,766
Deferred revenue	135,542	108,460
Other current liabilities	94,318	83,685
Accrued expenses and other current liabilities	$492,710	$449,904

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

A reconciliation of the changes in our product warranty liability is as follows:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/23/2021	10/24/2020	10/23/2021 (1)	10/24/2020
Balance as of the beginning of the period	$24,433	$23,123	$23,636	$23,255
Accruals during the period	6,673	5,306	13,887	9,134
Settlements during the period	(6,038)	(5,491)	(12,455)	(9,451)
Balance as of the end of the period	$25,068	$22,938	$25,068	$22,938
(1)$15.1 million and $14.4 million is recorded in accrued expenses and other current liabilities as of October 23, 2021 and April 24, 2021, respectively, while the remainder is included in other long-term liabilities.

We recorded accruals during the periods presented in the table above, primarily to reflect charges that relate to warranties issued during the respective periods.

Note 9:  Debt

On October 15, 2021, we entered into a new five-year $200.0 million unsecured revolving credit facility (the “Credit Facility”). Borrowings under the Credit Facility may be used by the Company for general corporate purposes and working capital. We may increase the size of the facility, either in the form of additional revolving commitments or new term loans, subject to the discretion of each lender to participate in such increase, up to an additional amount of $100.0 million. The Credit Facility will mature on October 15, 2026 and provides us the ability to extend the maturity date for two additional one-year periods, subject to customary conditions. As of October 23, 2021, we have no borrowings outstanding under the Credit Facility.

The Credit Facility contains certain restrictive loan covenants, including, among others, financial covenants requiring a maximum consolidated net lease adjusted leverage ratio and a minimum consolidated fixed charge coverage ratio, as well as customary covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of assets. As of October 23, 2021, we were in compliance with our financial covenants under the Credit Facility.

The Credit Facility replaces our previous $150.0 million revolving credit facility, which had been secured primarily by all of our accounts receivable, inventory, cash deposits, and securities accounts. The previous revolving credit facility was terminated on October 15, 2021, and is no longer in effect.

Note 10:  Stock-Based Compensation

The table below summarizes the total stock-based compensation expense we recognized for all outstanding grants in our consolidated statement of income:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/23/2021	10/24/2020	10/23/2021	10/24/2020
Equity-based awards expense	$3,894	$4,120	$6,354	$6,167
Liability-based awards expense (1)	61	754	(623)	1,338
Total stock-based compensation expense	$3,955	$4,874	$5,731	$7,505
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

We estimate the fair value of the employee stock options at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. The fair value of stock options granted during the first quarter of fiscal 2022 was calculated using the following assumptions:

(Unaudited)	Fiscal 2022 grant	Assumption
Risk-free interest rate	0.82%	U.S. Treasury issues with term equal to expected life at grant date
Dividend rate	1.58%	Estimated future dividend rate and common share price at grant date
Expected life	5.0 years	Contractual term of stock option and expected employee exercise trends
Stock price volatility	42.16%	Historical volatility of our common shares
Fair value per option	$12.29

Restricted Stock. We granted 114,963 shares of restricted stock to employees during the first six months of fiscal 2022. We issue restricted stock at no cost to the employees, and the shares are held in an escrow account until the vesting period ends. If a recipient's employment ends during the escrow period (other than through death or disability), the shares are returned at no cost to the Company. We account for restricted stock awards as equity-based awards because when they vest, they will be settled in common shares. The weighted-average fair value of the restricted stock that was awarded in the first six months of fiscal 2022 was $38.43 per share, the market value of our common shares on the date of grant. We have elected to recognize forfeitures as an adjustment to compensation expense in the same period as the forfeitures occur. We recognize compensation expense for restricted stock over the vesting period equal to the fair value on the date our Compensation Committee approved the awards. Restricted stock awards vest at 25% per year, beginning one year from the grant date over a term of four years.

Restricted Stock Units. During the second quarter of fiscal 2022, we granted 29,910 restricted stock units to our non-employee directors. These restricted stock units vest when the director leaves the board. We account for these restricted stock units as equity-based awards because when they vest, they will be settled in shares of our common stock. We measure and recognize compensation expense for these awards based on the market price of our common shares on the date of the grant, which was $35.11.

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

Note 11: Accumulated Other Comprehensive Income (Loss)

The activity in accumulated other comprehensive income (loss) for the quarters ended October 23, 2021, and October 24, 2020, is as follows:

(Unaudited, amounts in thousands)	Translation adjustment	Unrealized gain (loss) on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive income (loss)
Balance at July 24, 2021	$2,229	$818	$(4,870)	$(1,823)
Changes before reclassifications	111	(660)	—	(549)
Amounts reclassified to net income	—	(2)	75	73
Tax effect	—	164	(18)	146
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	111	(498)	57	(330)
Balance at October 23, 2021	$2,340	$320	$(4,813)	$(2,153)

Balance at July 25, 2020	$(278)	$491	$(5,445)	$(5,232)
Changes before reclassifications	1,275	(61)	—	1,214
Amounts reclassified to net income	—	(25)	86	61
Tax effect	—	21	(21)	—
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	1,275	(65)	65	1,275
Balance at October 24, 2020	$997	$426	$(5,380)	$(3,957)

The activity in accumulated other comprehensive income (loss) for the six months ended October 23, 2021 and October 24, 2020, is as follows:

(Unaudited, amounts in thousands)	Translation adjustment	Unrealized gain (loss) on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive income (loss)
Balance at April 24, 2021	$3,041	$370	$(4,932)	$(1,521)
Changes before reclassifications	(701)	(69)	—	(770)
Amounts reclassified to net income	—	2	150	152
Tax effect	—	17	(31)	(14)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(701)	(50)	119	(632)
Balance at October 23, 2021	$2,340	$320	$(4,813)	$(2,153)

Balance at April 25, 2020	$(1,891)	$449	$(5,510)	$(6,952)
Changes before reclassifications	2,888	16	—	2,904
Amounts reclassified to net income	—	(47)	173	126
Tax effect	—	8	(43)	(35)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	2,888	(23)	130	2,995
Balance at October 24, 2020	$997	$426	$(5,380)	$(3,957)

We reclassified both the unrealized gain (loss) on marketable securities and the net pension amortization from accumulated other comprehensive loss to net income through other income (expense), net.

The components of non-controlling interest were as follows:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/23/2021	10/24/2020	10/23/2021	10/24/2020
Balance as of the beginning of the period	$8,918	$7,425	$8,648	$15,553
Net income	842	369	1,542	250
Other comprehensive income (loss)	(120)	79	(550)	577
Dividends distributed to joint venture minority partners	(1,260)	—	(1,260)	(8,507)
Balance as of the end of the period	$8,380	$7,873	$8,380	$7,873

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

The following table presents our revenue disaggregated by product category and by segment or unit:

	Quarter Ended October 23, 2021				Quarter Ended October 24, 2020
(Unaudited, amounts in thousands)	Wholesale	Retail	Corporate and Other	Total	Wholesale	Retail	Corporate and Other	Total
Motion Upholstery Furniture	$234,702	$109,980	$96	$344,778	$200,448	$99,462	$162	$300,072
Stationary Upholstery Furniture	98,693	44,146	50,272	193,111	92,679	30,980	36,424	160,083
Bedroom Furniture	11,382	1,803	3,602	16,787	8,437	1,323	2,296	12,056
Dining Room Furniture	8,393	3,411	1,107	12,911	6,874	2,799	844	10,517
Occasional Furniture	11,751	6,965	818	19,534	12,541	5,351	806	18,698
Delivery	44,321	6,825	1,765	52,911	31,039	6,135	1,396	38,570
Other (1)	29,850	19,290	(12,647)	36,493	(9,002)	16,225	(8,211)	(988)
Total	$439,092	$192,420	$45,013	$676,525	$343,016	$162,275	$33,717	$539,008

Eliminations				(100,636)				(79,888)
Consolidated Net Sales				$575,889				$459,120

	Six Months Ended October 23, 2021				Six Months Ended October 24, 2020
(Unaudited, amounts in thousands)	Wholesale	Retail	Corporate and Other	Total	Wholesale	Retail	Corporate and Other	Total
Motion Upholstery Furniture	$461,314	$212,484	$250	$674,048	$332,712	$152,909	$223	$485,844
Stationary Upholstery Furniture	190,102	86,511	97,619	374,232	150,993	48,635	52,497	252,125
Bedroom Furniture	23,307	3,788	6,850	33,945	15,549	2,418	3,527	21,494
Dining Room Furniture	15,379	6,660	2,207	24,246	11,421	4,617	1,501	17,539
Occasional Furniture	24,350	12,987	1,813	39,150	20,651	8,761	1,535	30,947
Delivery	83,150	13,665	3,532	100,347	50,575	9,035	2,104	61,714
Other (1)	34,989	38,172	(23,624)	49,537	(15,312)	27,037	(10,929)	796
Total	$832,591	$374,267	$88,647	$1,295,505	$566,589	$253,412	$50,458	$870,459

Eliminations				(194,833)				(125,881)
Consolidated Net Sales				$1,100,672				$744,578
(1)Primarily includes revenue for advertising, royalties, parts, accessories, after-treatment products, surcharges, discounts and allowances, rebates and other sales incentives.

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

Contract Assets and Liabilities. We receive customer deposits from end consumers before we recognize revenue and in some cases we have the unconditional right to collect the remaining portion of the order price before we fulfill our performance obligation, resulting in a contract asset and a corresponding deferred revenue liability. In our consolidated balance sheet, customer deposits and deferred revenue (collectively, the "contract liabilities") are reported in accrued expenses and other current liabilities while contract assets are reported as other current assets. The following table presents our contract assets and liabilities:

(Unaudited, amounts in thousands)	10/23/2021	4/24/2021
Contract assets	$135,542	$108,460

Customer deposits	$194,015	$180,766
Deferred revenue	135,542	108,460
Total contract liabilities (1)	$329,557	$289,226
(1)During the six months ended October 23, 2021, we recognized revenue of $244.0 million related to our contract liability balance at April 24, 2021.

Note 13: Segment Information

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

Corporate & Other. Corporate & Other includes the shared costs for corporate functions, including human resources, information technology, finance and legal, in addition to revenue generated through royalty agreements with companies licensed to use the La-Z-Boy® brand name on various products. We consider our corporate functions to be other business activities and have aggregated them with our other insignificant operating segments, including our global trading company in Hong Kong and Joybird, an e-commerce retailer that manufactures upholstered furniture such as sofas, loveseats, chairs, ottomans, sleeper sofas and beds, and also imports casegoods (wood) furniture, such as occasional tables and other accessories. Joybird sells to the end consumer primarily online through its website, www.joybird.com. None of the operating segments included in Corporate & Other meet the requirements of reportable segments.

The following table presents sales and operating income (loss) by segment:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/23/2021	10/24/2020	10/23/2021	10/24/2020
Sales
Wholesale segment:
Sales to external customers	$341,823	$266,189	$645,440	$445,944
Intersegment sales	97,269	76,827	187,151	120,645
Wholesale segment sales	439,092	343,016	832,591	566,589

Retail segment sales	192,420	162,275	374,267	253,412

Corporate and Other:
Sales to external customers	41,646	30,656	80,965	45,222
Intersegment sales	3,367	3,061	7,682	5,236
Corporate and Other sales	45,013	33,717	88,647	50,458

Eliminations	(100,636)	(79,888)	(194,833)	(125,881)
Consolidated sales	$575,889	$459,120	$1,100,672	$744,578

Operating Income (Loss)
Wholesale segment	$43,128	$41,683	$61,459	$59,623
Retail segment	23,962	15,093	44,400	8,466
Corporate and Other	(12,977)	(8,837)	(17,375)	(15,825)
Consolidated operating income	54,113	47,939	88,484	52,264
Interest expense	(242)	(346)	(553)	(805)
Interest income	106	123	223	617
Other income (expense), net	1,031	(11)	938	1,463
Income before income taxes	$55,008	$47,705	$89,092	$53,539

Note 14: Income Taxes

Our effective tax rate was 26.6% and 26.3% for the second quarter and six months ended October 23, 2021, respectively, compared with 26.0% and 25.3% for the second quarter and six months ended October 24, 2020, respectively. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes.

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

The following is a reconciliation of the numerators and denominators we used in our computations of basic and diluted earnings per share:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands, except per share data)	10/23/2021	10/24/2020	10/23/2021	10/24/2020
Numerator (basic and diluted):
Net income attributable to La-Z-Boy Incorporated	$39,516	$34,935	$64,082	$39,733
Income allocated to participating securities	—	(11)	(6)	(22)
Net income available to common Shareholders	$39,516	$34,924	$64,076	$39,711

Denominator:
Basic weighted average common shares outstanding	44,251	46,023	44,662	45,966
Contingent common shares	—	148	—	127
Stock option dilution	172	152	253	74
Diluted weighted average common shares outstanding	44,423	46,323	44,915	46,167

Earnings per Share:
Basic	$0.89	$0.76	$1.43	$0.86
Diluted	$0.89	$0.75	$1.43	$0.86

The values for contingent common shares set forth above reflect the dilutive effect of common shares that we would have issued to employees under the terms of performance-based share awards if the relevant performance period for the award had been the reporting period.

We exclude the effect of options from our diluted share calculation when the weighted average exercise price of the options is higher than the average market price, since including the options' effect would be anti-dilutive. For the second quarter and six months ended October 23, 2021, we excluded options to purchase 0.3 million shares from the diluted share calculation. For the second quarter and six months ended October 24, 2020, we excluded 0.3 million and 0.6 million shares, respectively, from the diluted share calculation.

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

The following table presents the fair value hierarchy for those assets and liabilities we measured at fair value on a recurring basis at October 23, 2021 and April 24, 2021. There were no transfers into or out of Level 1, Level 2, or Level 3 for any of the periods presented.

At October 23, 2021
	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1	Level 2	Level 3	NAV(1)	Total
Assets
Marketable securities	$—	$37,580	$—	$8,011	$45,591
Held-to-maturity investments	1,371	—	—	—	1,371
Cost basis investments	—	—	7,579	—	7,579
Total assets	$1,371	$37,580	$7,579	$8,011	$54,541

Liabilities
Contingent consideration liability	$—	$—	$4,600	$—	$4,600

At April 24, 2021
	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1	Level 2	Level 3	NAV(1)	Total
Assets
Marketable securities	$119	$37,572	$—	$7,602	$45,293
Held-to-maturity investments	2,532	—	—	—	2,532
Cost basis investment	—	—	7,579	—	7,579
Total assets	$2,651	$37,572	$7,579	$7,602	$55,404

Liabilities
Contingent consideration liability	$—	$—	$14,100	$—	$14,100
(1)Certain marketable securities investments are measured at fair value using net asset value per share under the practical expedient methodology.

At October 23, 2021 and April 24, 2021, we held marketable securities intended to enhance returns on our cash and to fund future obligations of our non-qualified defined benefit retirement plan, as well as marketable securities to fund future obligations of our executive deferred compensation plan and our performance compensation retirement plan. We also held other fixed income and cost basis investments.

The fair value measurements for our Level 1 and Level 2 securities are based on quoted prices in active markets, as well as through broker quotes and independent valuation providers, multiplied by the number of shares owned exclusive of any transaction costs.

At October 23, 2021, our Level 3 assets included non-marketable preferred shares and warrants to purchase common shares of two privately held start-up companies. The fair value for our Level 3 investments is not readily determinable so we estimate the fair value as costs minus impairment, if any, plus or minus adjustments resulting from observable price changes in orderly transactions for identical or similar investments with the same issuer. There were no changes to the fair value of our Level 3 assets during the six months ended October 23, 2021.

Our Level 3 liability includes our contingent consideration liability resulting from the Joybird acquisition. Based on the achievement of fiscal 2021 performance metrics, we paid $10.0 million of contingent consideration during the second quarter of fiscal 2022. The fair value of our contingent consideration liability as of October 23, 2021, reflects our expectation that consideration will be owed under the terms of the earn out agreement based on fiscal 2023 projections of Joybird revenue and earnings. The fair value is determined using a variation of the income approach, known as the real options method, whereby revenue and earnings are simulated over the earnout periods in a risk-neutral framework using Geometric Brownian Motion. For each simulation path, the potential earnout payments were calculated based on management’s probability estimates for achievement of the revenue and earnings milestones and then were discounted to the valuation date using a discount rate of 1.8%. During the second quarter of fiscal 2022, we recognized an increase in the fair value of our contingent consideration liability of $0.5 million based on an updated valuation reflecting our most recent financial projections. There were no other changes to the fair value of our Level 3 liabilities during the six months ended October 23, 2021.

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

As of October 23, 2021, our supply chain operations included the following:

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

•The centerpiece of our retail distribution strategy is our network of 351 La-Z-Boy Furniture Galleries® stores and 560 La-Z-Boy Comfort Studio® locations, each dedicated to marketing our La-Z-Boy branded products. We consider this dedicated space to be “proprietary.”

◦La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort, and quality of La-Z-Boy furniture with our available design services. We own 159 of the La-Z-Boy Furniture Galleries® stores, while the remainder are independently owned and operated.
◦La-Z-Boy Comfort Studio® locations are defined spaces within larger independent retailers that are dedicated to displaying and selling La-Z-Boy branded products. All 560 La-Z-Boy Comfort Studio® locations are independently owned and operated.
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

◦Kincaid and England have their own dedicated proprietary in-store programs with 636 outlets and approximately 2.0 million square feet of proprietary floor space.
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

We plan to drive growth in the following ways:

•Leveraging and reinvigorating our brand with a consumer focus and expanded omni-channel presence. Our strategic initiatives to leverage and reinvigorate our iconic La-Z-Boy brand center on a renewed focus on aging down our core consumer, leveraging the compelling La-Z-Boy comfort message, and accelerating our omni-channel offering. Our marketing platform featuring celebrity brand ambassador Kristen Bell drives brand recognition and injects youthful style and sensibility into our marketing campaign, which enhances the appeal of our brand with a younger consumer base. Further, our goal is to connect with consumers along their purchase journey through multiple means, whether online or in person. We are driving change throughout our digital platforms to improve the user experience, with a specific focus on the ease with which customers browse through our broad product assortment, customize products to their liking, find stores to make a purchase, or purchase at www.la-z-boy.com.

•Expanding the reach of our branded distribution channels, which include the La-Z-Boy Furniture Galleries® store network and the La-Z-Boy Comfort Studio® locations, our store-within-a-store format. While the consumer’s purchase journey may start digitally, our consumers also demonstrate an affinity for visiting our stores to shop, allowing us to deliver the flagship La-Z-Boy Furniture Galleries® store experience and provide design services. We expect our strategic initiatives in this area to generate growth in our Retail segment through an increased company-owned store count and in our Wholesale segment as our proprietary distribution network expands. We are not only focused on growing the number of locations, but also on upgrading existing store locations to our new concept designs.

•Growing our company-owned retail business. We are focused on growing this business by increasing same-store sales through improved execution at the store level and by acquiring existing La-Z-Boy Furniture Galleries® stores and opening new La-Z-Boy Furniture Galleries® stores, primarily in markets that can be serviced through our regional distribution centers, where we see opportunity for growth, or where we believe we have opportunities for further market penetration.

•Accelerating the growth of the Joybird brand. During fiscal 2019, we purchased Joybird, a leading e-commerce retailer and manufacturer of upholstered furniture with a direct-to-consumer model. We believe that Joybird is a brand with significant potential and our strategic initiatives in this area focus on fueling profitable growth through an increase in digital marketing spend to drive awareness and customer acquisition, ongoing investments in technology, an expansion of product assortment, and additional small format stores in our key urban markets to enhance our consumers' omni-channel experience.

•Enhancing our enterprise capabilities to support the growth of our consumer brands and enable potential tack-on acquisitions for growth. In addition to our branded distribution channels, nearly 2,000 other dealers sell La-Z-Boy products, providing us the benefit of multi-channel distribution. These outlets include some of the best-known names in the industry, including Slumberland, Nebraska Furniture Mart, Mathis Brothers and Raymour & Flanagan. We believe there is significant growth potential for our consumer brands through these retail channels. Our strategic initiatives focus on enhancing our enterprise capabilities to support the growth of our consumer brands and improving the agility of our supply chain so that it can more broadly support all our consumer brands.

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

•Corporate & Other. Corporate & Other includes the shared costs for corporate functions, including human resources, information technology, finance and legal, in addition to revenue generated through royalty agreements with companies licensed to use the La-Z-Boy® brand name on various products. We consider our corporate functions to be other business activities and have aggregated them with our other insignificant operating segments, including our global trading company in Hong Kong and Joybird, an e-commerce retailer that manufactures upholstered furniture such as sofas, loveseats, chairs, ottomans, sleeper sofas and beds, and also imports casegoods (wood) furniture, such as occasional tables and other accessories. Joybird sells to the end consumer primarily online through its website, www.joybird.com. None of the operating segments included in Corporate & Other meet the requirements of reportable segments.

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

By the end of the first quarter of fiscal 2021, all retail and manufacturing locations had reopened, and since that time, we have experienced a strong pace of written order trends as consumers continue to allocate more discretionary spending to home furnishings. In response to demand for our products outpacing our production capacity and with backlog still at a high level, our supply chain team continues to demonstrate agility and flexibility to identify ways to increase production capacity. We have increased capacity by adding manufacturing cells at our Mexico Cut-and-Sew Center, adding second shifts and weekend production shifts to our U.S. plants, and temporarily reactivating a portion of our Newton, Mississippi upholstery manufacturing facility. In addition, we opened a leased upholstery assembly plant in San Luis Rio Colorado, Mexico and a leased sewing facility in Parras, Mexico during the third quarter of fiscal 2021 and the first quarter of fiscal 2022, respectively. Further, during the first quarter of fiscal 2022, we signed a lease to open additional manufacturing capacity in Torreon, Mexico which we expect to begin operations in the latter part of the third quarter of fiscal 2022.

We continue to actively manage the impact of the COVID-19 crisis as we face continued uncertainty regarding the impact COVID-19 will have on our financial operations in the near and long term. We also continue to actively manage our global supply chain and manufacturing operations, which have been adversely impacted with respect to availability and pricing of raw materials and freight based on uncontrollable factors as well as COVID-19 related constraints on our manufacturing capacity as we continue to prioritize the health and safety of our employees. The need for, or timing of, any future actions in response to COVID-19 is largely dependent on the mitigation of the spread of the virus along with the adoption and continued effectiveness of vaccines, status of government orders, directives and guidelines, recovery of the business environment, global supply chain conditions, economic conditions, and consumer demand for our products, all of which are highly uncertain.

Results of Operations

Fiscal 2022 Second Quarter Compared with Fiscal 2021 Second Quarter

La-Z-Boy Incorporated

	Quarter Ended			Six Months Ended
(Unaudited, amounts in thousands, except percentages)	10/23/2021	10/24/2020	% Change	10/23/2021	10/24/2020	% Change
Sales	$575,889	$459,120	25.4%	$1,100,672	$744,578	47.8%
Operating income	54,113	47,939	12.9%	88,484	52,264	69.3%
Operating margin	9.4%	10.4%		8.0%	7.0%

Sales

Consolidated sales increased $116.8 million, or 25.4%, and $356.1 million, or 47.8%, in the second quarter and first six months of fiscal 2022, respectively, compared with the same periods a year ago. Sales in the first half of fiscal 2021 were adversely impacted by COVID-19, which caused temporary store and manufacturing facility closures in the latter part of the fourth quarter of fiscal 2020 and a phased reopening in the first two months of fiscal 2021, and had a negative impact on our ability to deliver product to customers. Since retail and manufacturing locations reopened by the end of the first quarter of fiscal 2021, we have experienced a strong pace of written order trends while facing challenges in the global supply chain. In response, we have expanded our manufacturing capacity, increased our strategic raw material reserves, and taken pricing and surcharge actions in response to rising materials costs. The ongoing impact of these strategic actions and sustained demand led to record sales in the second quarter of fiscal 2022.

Operating Margin

Operating margin, which is calculated as operating income as a percentage of sales, decreased 100 basis points in the second quarter of fiscal 2022, but increased 100 basis points in the first six months of fiscal 2022, compared with the same periods a year ago.

•Gross margin, which is calculated as gross profit as a percentage of sales, decreased 490 basis points and 400 basis points in the second quarter and first six months of fiscal 2022, respectively, compared with the same periods a year ago.
◦Changes in our consolidated mix reduced gross margin by 40 basis points but improved gross margin by 60 basis points in the second quarter and first six months of fiscal 2022, respectively. Our Retail segment and Joybird have higher gross margins than our Wholesale segment and, as such, the impact in the second quarter was due to growth in our Wholesale segment relative to growth in our Retail segment, whereas the benefit in the first six months was led by growth in our Retail segment and Joybird relative to growth in our Wholesale segment.
◦Availability challenges in the global supply chain caused by COVID-19, as well as an increase in demand, led to higher raw material and freight costs resulting in a decline in gross margin.

◦Gross margin declined further as the expansion of our manufacturing capacity in response to the increase in written order demand led to higher production costs, mainly related to the start-up of new facilities, along with continued labor challenges.
◦Partially offsetting these decreases, gross margin in our Wholesale segment benefited from pricing and surcharge actions taken in response to rising manufacturing costs.
•Selling, general and administrative ("SG&A") expenses as a percentage of sales decreased 390 basis points and 500 basis points in the second quarter and first six months of fiscal 2022, respectively, compared with the same periods a year ago.

◦Higher sales volume relative to both fixed costs and marketing spend in both the Wholesale and Retail segment drove the decrease during the second quarter and first six months of fiscal 2022.
◦Additionally, the second quarter and first six months of fiscal 2022 included a gain resulting from the sale of our Newton, Mississippi manufacturing facility while the second quarter and first six months of fiscal 2021 included expenses resulting from our business realignment plan. These actions resulted in a comparative 60 basis point decrease in SG&A as a percentage of sales in both the second quarter and first six months of fiscal 2022.
We discuss each segment’s results in the following section.

Wholesale Segment

	Quarter Ended			Six Months Ended
(Unaudited, amounts in thousands, except percentages)	10/23/2021	10/24/2020	% Change	10/23/2021	10/24/2020	% Change
Sales	$439,092	$343,016	28.0%	$832,591	$566,589	46.9%
Operating income	43,128	41,683	3.5%	61,459	59,623	3.1%
Operating margin	9.8%	12.2%		7.4%	10.5%

Sales

The Wholesale segment’s sales increased $96.1 million, or 28.0%, and $266.0 million, or 46.9%, in the second quarter and first six months of fiscal 2022, respectively, compared with the same periods a year ago. The sales increase in the second quarter was driven relatively equally by an increase in delivered unit volume and favorable pricing and surcharge actions taken in response to rising manufacturing costs. The sales increase in the first six months was primarily attributable to higher volume and to a lesser extent pricing and surcharge actions, as they were increasingly realized in the second quarter. Higher sales volume for both periods was primarily driven by the adverse impact that COVID-19 had in the prior year, which caused temporary store and manufacturing closures in the latter part of the fourth quarter of fiscal 2020 and a phased reopening in the first two months of fiscal 2021. Since reopening by the end of the first quarter of fiscal 2021, we have continued to expand and scale our manufacturing capabilities in response to significant increases in order demand.

Operating Margin

Operating margin decreased 240 basis points and 310 basis points in the second quarter and first six months of fiscal 2022, respectively, compared with the same periods a year ago.

•Gross margin decreased 460 basis points and 510 basis points in the second quarter and first six months of fiscal 2022, respectively, compared with the same periods a year ago.

◦Rising raw material and freight costs due to higher demand and global supply chain challenges resulted in a 800 basis point and 710 basis point decrease in gross margin in the second quarter and first six months of fiscal 2022, respectively.
◦Continued manufacturing capacity expansion, in response to significant increases in written order demand, drove an increase in production costs and labor challenges resulting in a 280 basis point and 310 basis point decrease in gross margin in the second quarter and first six months of fiscal 2022, respectively.
◦Partially offsetting these decreases, gross margin benefited 610 basis points and 460 basis points from pricing and surcharge actions taken in response to rising manufacturing costs in the second quarter and first six months of fiscal 2022, respectively.

•SG&A expense as a percentage of sales decreased 220 basis points and 200 basis points in the second quarter and first six months of fiscal 2022, respectively, compared with the same periods a year ago.

◦The decrease in SG&A as a percentage of sales in both periods, was primarily due to higher sales volume relative to both fixed costs and marketing spend.
◦The second quarter and first six months of fiscal 2022 included a gain resulting from the sale of our Newton, Mississippi manufacturing facility while the second quarter and first six months of fiscal 2021 included expenses resulting from our business realignment plan. These actions resulted in a comparative 70 basis point decrease in the segment's SG&A as a percentage of sales in both the second quarter and first six months of fiscal 2022.

Retail Segment

	Quarter Ended			Six Months Ended
(Unaudited, amounts in thousands, except percentages)	10/23/2021	10/24/2020	% Change	10/23/2021	10/24/2020	% Change
Sales	$192,420	$162,275	18.6%	$374,267	$253,412	47.7%
Operating income	23,962	15,093	58.8%	44,400	8,466	424.5%
Operating margin	12.5%	9.3%		11.9%	3.3%

Sales

The Retail segment’s sales increased $30.1 million, or 18.6%, and $120.9 million, or 47.7%, in the second quarter and first six months of fiscal 2022, respectively, compared with the same periods a year ago, led by a 16.5% and 43.8% increase in delivered same-store sales, respectively. The first half of fiscal 2021 was negatively impacted by COVID-19 related closures which began in the fourth quarter of fiscal 2020 followed by a phased reopening of our retail locations through the first two months of fiscal 2021. After the reopening of all our retail stores, we experienced a significant surge in demand and, as a result, when compared with the prior year, written same-store sales decreased 7.2% in the second quarter of fiscal 2022. However, we continue to see sustained higher demand for products in the home furnishings category and are continuing to experience strong sales trends as written same-store sales increased 5.4% in first six months of fiscal 2022 compared with the prior year. Compared to the pre-pandemic second quarter of fiscal 2020, written-same store sales in the second quarter of fiscal 2022 increased at a compound annual growth rate of 12.3%. Same-store delivered sales include the sales of all currently active stores which have been open for each comparable period.

Operating Margin

Operating margin increased 320 basis points and 860 basis points in the second quarter and first six months of fiscal 2022, respectively, compared with the same periods a year ago.

•Gross margin decreased 150 basis points and 60 basis points in the second quarter and first six months of fiscal 2022, respectively, compared with the same periods a year ago, primarily due to higher product costs from the pricing and surcharge actions taken in the manufacturing business.

•SG&A expense as a percentage of sales decreased 470 basis points and 920 basis points in the second quarter and first six months of fiscal 2022, respectively, compared with the same periods a year ago, primarily due to higher delivered sales relative to marketing spend and fixed costs, mainly occupancy and selling expenses.

Corporate and Other

	Quarter Ended			Six Months Ended
(Unaudited, amounts in thousands, except percentages)	10/23/2021	10/24/2020	% Change	10/23/2021	10/24/2020	% Change
Sales	$45,013	$33,717	33.5%	$88,647	$50,458	75.7%
Intercompany eliminations	(100,636)	(79,888)	(26.0)%	(194,833)	(125,881)	(54.8)%
Operating loss	(12,977)	(8,837)	(46.8)%	(17,375)	(15,825)	(9.8)%

Sales

Sales increased $11.3 million and $38.2 million in the second quarter and first six months of fiscal 2022, respectively, compared with the same periods a year ago, primarily led by Joybird sales which increased 36.6% to $40.2 million and 84.0%

to $78.9 million, respectively. The growth in Joybird sales was driven by increased demand for products in the home furnishings category, investments in marketing and website enhancements resulting in higher online conversion, and the addition of retail store locations. Further, sales in the first half of fiscal 2021 were negatively impacted by COVID-19, although to a lesser extent than our other retail businesses as Joybird primarily operates in the online, direct-to-consumer marketplace. Despite this, and driven by significant investments in marketing, written sales for Joybird were up 55.8% and 43.2% in the second quarter and first six months of fiscal 2022, respectively, compared with the same periods a year ago.

Intercompany eliminations increased in the second quarter and first six months of fiscal 2022 compared with the same periods a year ago due to higher sales from our Wholesale segment to our Retail segment, driven by higher sales in the Retail segment.

Operating Loss

Our Corporate and Other operating loss increased $4.1 million and $1.6 million in the second quarter and first six months of fiscal 2022, respectively, compared with the same periods a year ago. The increase in operating loss in the second quarter of fiscal 2022 was primarily due to decreased operating profits at Joybird resulting from significant investments in marketing to drive customer acquisition and awareness combined with rising raw material and freight costs due to higher demand and global supply chain challenges. Despite raw material and freight headwinds, Joybird has sustained structural profitability and we will continue to invest in marketing to drive future growth. The increase in operating loss in the first six months of fiscal 2022 was primarily due to higher investments in our technology infrastructure and a slight decrease in Joybird operating profits for the reasons noted above.

Non-Operating Income (Expense)

Other Income (Expense), Net

Other income (expense), net was $1.0 million of income in the second quarter of fiscal 2022 compared with de minimis expense in the second quarter of fiscal 2021. The income in fiscal 2022 was primarily due to unrealized gains on investments.

Other income (expense), net was $0.9 million of income in the first six months of fiscal 2022 compared with $1.5 million of income in the first six months of fiscal 2021, both primarily due to unrealized gains on investments.

Income Taxes

Our effective tax rate was 26.6% and 26.3% for the second quarter and six months ended October 23, 2021, respectively, compared with 26.0% and 25.3% for the second quarter and six months ended October 24, 2020, respectively. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes.

Liquidity and Capital Resources

Our sources of liquidity include cash and cash equivalents, short-term and long-term investments, cash from operations, and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, and fulfill other cash requirements for day-to-day operations and capital expenditures. We had cash, cash equivalents and restricted cash of $296.6 million at October 23, 2021, compared with $394.7 million at April 24, 2021. In addition, we had investments to enhance our returns on cash of $31.0 million at October 23, 2021, compared with $32.5 million at April 24, 2021.

On October 15, 2021, we entered into a new five-year $200.0 million unsecured revolving credit facility (the “Credit Facility”). Borrowings under the Credit Facility may be used by the Company for general corporate purposes and working capital. We may increase the size of the facility, either in the form of additional revolving commitments or new term loans, subject to the discretion of each lender to participate in such increase, up to an additional amount of $100 million. The Credit Facility will mature on October 15, 2026 and provides us the ability to extend the maturity date for two additional one-year periods, subject to customary conditions. As of October 23, 2021, we have no borrowings outstanding under the Credit Facility.

The Credit Facility contains certain restrictive loan covenants, including, among others, financial covenants requiring a maximum consolidated net lease adjusted leverage ratio and a minimum consolidated fixed charge coverage ratio, as well as customary covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of assets. As of October 23, 2021, we were in compliance with our financial covenants under the Credit Facility. We believe our cash on hand, in addition to our available Credit Facility, will provide adequate liquidity for our business operations over the next 12 months.

The Credit Facility replaces our previous $150.0 million revolving credit facility, which had been secured primarily by all of our accounts receivable, inventory, cash deposits, and securities accounts. The previous revolving credit facility was terminated on October 15, 2021, and is no longer in effect.

Capital expenditures for the first six months of fiscal 2022 were $33.3 million compared with $15.4 million during the first six months of fiscal 2021. Capital expenditures in the first six months of fiscal 2022 included improvements to our retail stores, plant upgrades to our upholstery manufacturing and distribution facilities, new upholstery manufacturing capacity in Mexico, and technology upgrades. We have no material contractual commitments outstanding for future capital expenditures. We expect capital expenditures to be in the range of $75 to $85 million for fiscal 2022, which will include improvements to a number of our retail stores, plant upgrades to our upholstery manufacturing and distribution facilities in Neosho, Missouri, new upholstery manufacturing capacity in Mexico, and technology upgrades.

Our board of directors has sole authority to determine if and when we will declare future dividends and on what terms. We expect the board to continue declaring regular quarterly cash dividends for the foreseeable future, but it may discontinue doing so at any time.

Our board of directors has authorized the repurchase of company stock. We spent $50.6 million in the first six months of fiscal 2022 to repurchase 1.4 million shares. On August 17, 2021, the board of directors approved a 6.5 million increase in its share repurchase authorization and as of October 23, 2021, 8.6 million shares remained available for repurchase pursuant to this authorization.

The following table illustrates the main components of our cash flows:

	Six Months Ended
(Unaudited, amounts in thousands)	10/23/2021	10/24/2020
Cash Flows Provided By (Used For)
Net cash provided by operating activities (1)	$15,434	$195,710
Net cash used for investing activities	(32,472)	(15,600)
Net cash used for financing activities	(80,728)	(92,155)
Exchange rate changes	(330)	1,944
Change in cash, cash equivalents and restricted cash	$(98,096)	$89,899
(1)The decrease in net cash provided by operating activities year over year is primarily due to the significant increase in customer deposits during fiscal 2021 resulting from a surge in written sales once retail stores reopened, along with a significant increase in inventory balances in fiscal 2022 to support increased sales demand and manufacturing capacity.

Operating Activities

During the first six months of fiscal 2022, net cash provided by operating activities was $15.4 million. Our cash provided by operating activities was primarily attributable to net income generated during the period partially offset by an increase in working capital. The increase in working capital was led by higher inventory to ensure input material availability to support increased sales demand and manufacturing capacity along with higher receivables due to increased sales.

Investing Activities

During the first six months of fiscal 2022, net cash used for investing activities was $32.5 million, primarily due to cash used for capital expenditures in the period of $33.3 million, which primarily related to spending on retail store improvements, plant upgrades to our upholstery manufacturing and distribution facilities, new upholstery manufacturing capacity in Mexico, and technology upgrades.

Financing Activities

During the first six months of fiscal 2022, net cash used for financing activities was $80.7 million, primarily due to $50.6 million used to repurchase our common stock pursuant to our share repurchase authorization, $13.5 million of holdback payments for acquisition purchases, which primarily included contingent consideration and guaranteed payments related to the acquisition of Joybird, and $13.4 million paid to our shareholders in quarterly dividends.

Exchange Rate Changes

Due to changes in exchange rates, our cash, cash equivalents, and restricted cash decreased by $0.3 million from the end of fiscal year 2021 to the end of the second quarter of fiscal 2022. These changes impacted our cash balances held in Canada, Thailand, and the United Kingdom.

Other

During the second quarter of fiscal 2022, there were no material changes to the information about our contractual obligations and commitments shown in the table contained in our Annual Report on Form 10-K for the fiscal year ended April 24, 2021. We do not expect our continuing compliance with existing federal, state and local statutes dealing with protection of the environment to have a material effect on our capital expenditures, earnings, competitive position or liquidity.

Critical Accounting Policies

We disclosed our critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended April 24, 2021. There were no material changes to our critical accounting policies during the six months ended October 23, 2021.

Recent Accounting Pronouncements

See Note 1, Basis of Presentation, to the consolidated financial statements included in this Form 10-Q for a discussion of recently adopted accounting standards and other new accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first six months of fiscal 2022, there were no material changes from the information contained in Item 7A of our Annual Report on Form 10-K for the fiscal year ended April 24, 2021.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the second quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

We disclosed our risk factors in our Annual Report on Form 10-K for the fiscal year ended April 24, 2021. There have been no material changes to our risk factors during the first six months of fiscal 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our board of directors has authorized the repurchase of company stock. During the fourth quarter of fiscal 2021, pursuant to the existing board authorization, we adopted a plan to repurchase company stock pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The plan was effective April 26, 2021. Under this plan, our broker has the authority to repurchase company shares on our behalf, subject to SEC regulations and the price, market volume and timing constraints specified in the plan. The plan expires at the close of business on November 26, 2021. We spent $15.0 million in the second quarter of fiscal 2022 to repurchase 0.4 million shares. As of October 23, 2021, 8.6 million shares remained available for repurchase pursuant to this authorization. With the operating cash flows we anticipate generating in fiscal 2022, we expect to continue repurchasing company stock.

The following table summarizes our repurchases of company stock during the quarter ended October 23, 2021:

(Unaudited, amounts in thousands, except per share data)	Total number of shares repurchased (1)	Average price paid per share	Total number of shares repurchased as part of publicly announced plan (2)	Maximum number of shares that may yet be repurchased under the plan
Fiscal August (July 25 – August 28, 2021)	434	$34.52	434	8,592
Fiscal September (August 29 – September 25, 2021)	—	—	—	8,592
Fiscal October (September 26 – October 23, 2021)	—	—	—	8,592
Fiscal Second Quarter of 2022	434	$34.52	434	8,592
(1)    In addition to the 434,247 shares we repurchased during the quarter as part of our publicly announced, board-authorized plan described above, this column includes 179 shares repurchased from employees to satisfy their withholding tax obligations upon vesting of restricted and performance based shares.
(2)    On October 28, 1987, our board of directors announced the authorization of the plan to repurchase company stock. The plan originally authorized 1.0 million shares, and since October 1987, 33.5 million shares have been added to the plan for repurchase, including 6.5 million shares approved by the company's board of directors on August 17, 2021. The authorization has no expiration date.

ITEM 6. EXHIBITS

Exhibit Number	Description
(4.1)
Credit Agreement dated as of October 15, 2021, among La-Z-Boy Incorporated, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (Incorporated by reference to an exhibit to Form 8-K filed October 15, 2021).

(31.1)	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a)
(31.2)	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a)
(32)	Certifications of Executive Officers pursuant to 18 U.S.C. Section 1350(b)
(101.INS)	Inline XBRL Instance Document
(101.SCH)	Inline XBRL Taxonomy Extension Schema Document
(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document
(104)	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 23, 2021, formatted in Inline XBRL (included in Exhibit 101)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LA-Z-BOY INCORPORATED
(Registrant)

Date: November 16, 2021

BY: /s/ Jennifer L. McCurry
Jennifer L. McCurry Vice President, Corporate Controller and Chief Accounting Officer