Form 10-Q
period 2022-01-22
LA-Z-BOY INC
filed 2022-02-15
CIK 57131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 22, 2022
or
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                     Yes  ☐   No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 8, 2022
Common Stock, $1.00 Par Value	43,222,357

LA-Z-BOY INCORPORATED
FORM 10-Q THIRD QUARTER OF FISCAL 2022

PART I - FINANCIAL INFORMATION (UNAUDITED)
ITEM 1. FINANCIAL STATEMENTS

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands, except per share data)	1/22/2022	1/23/2021	1/22/2022	1/23/2021
Sales	$571,573	$470,196	$1,672,245	$1,214,774
Cost of sales	352,208	268,944	1,027,503	696,604
Gross profit	219,365	201,252	644,742	518,170
Selling, general and administrative expense	179,878	166,838	516,771	431,492
Operating income	39,487	34,414	127,971	86,678
Interest expense	(160)	(298)	(713)	(1,103)
Interest income	806	285	1,029	902
Other income (expense), net	(1,460)	6,532	(522)	7,995
Income before income taxes	38,673	40,933	127,765	94,472
Income tax expense	9,591	11,344	33,059	24,900
Net income	29,082	29,589	94,706	69,572
Net income attributable to noncontrolling interests	(615)	(357)	(2,157)	(607)
Net income attributable to La-Z-Boy Incorporated	$28,467	$29,232	$92,549	$68,965

Basic weighted average common shares	43,701	46,261	44,342	46,064
Basic net income attributable to La-Z-Boy Incorporated per share	$0.65	$0.63	$2.09	$1.50

Diluted weighted average common shares	43,968	46,818	44,640	46,407
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.65	$0.62	$2.07	$1.49
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/22/2022	1/23/2021	1/22/2022	1/23/2021
Net income	$29,082	$29,589	$94,706	$69,572
Other comprehensive income (loss)
Currency translation adjustment	(651)	2,286	(1,902)	5,751
Net unrealized loss on marketable securities, net of tax	(140)	(14)	(190)	(37)
Net pension amortization, net of tax	56	65	175	195
Total other comprehensive income (loss)	(735)	2,337	(1,917)	5,909
Total comprehensive income before allocation to noncontrolling interests	28,347	31,926	92,789	75,481
Comprehensive income attributable to noncontrolling interests	(716)	(719)	(1,708)	(1,546)
Comprehensive income attributable to La-Z-Boy Incorporated	$27,631	$31,207	$91,081	$73,935

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET

(Unaudited, amounts in thousands, except par value)	1/22/2022	4/24/2021
Current assets
Cash and equivalents	$236,712	$391,213
Restricted cash	3,266	3,490
Receivables, net of allowance of $2,996 at 1/22/2022 and $4,011 at 4/24/2021	163,018	139,341
Inventories, net	315,595	226,137
Other current assets	243,713	165,979
Total current assets	962,304	926,160
Property, plant and equipment, net	250,945	219,194
Goodwill	195,010	175,814
Other intangible assets, net	34,469	30,431
Deferred income taxes – long-term	11,685	11,915
Right of use lease assets	388,713	343,800
Other long-term assets, net	86,438	79,008
Total assets	$1,929,564	$1,786,322

Current liabilities
Accounts payable	$117,239	$94,152
Lease liabilities, current	73,222	67,614
Accrued expenses and other current liabilities	523,009	449,904
Total current liabilities	713,470	611,670
Lease liabilities, long-term	338,478	295,023
Other long-term liabilities	93,133	97,483
Shareholders' equity
Preferred shares – 5,000 authorized; none issued	—	—
Common shares, $1.00 par value – 150,000 authorized; 43,505 outstanding at 1/22/22 and 45,361 outstanding at 4/24/21	43,505	45,361
Capital in excess of par value	339,294	330,648
Retained earnings	395,577	399,010
Accumulated other comprehensive loss	(2,989)	(1,521)
Total La-Z-Boy Incorporated shareholders' equity	775,387	773,498
Noncontrolling interests	9,096	8,648
Total equity	784,483	782,146
Total liabilities and equity	$1,929,564	$1,786,322

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended
(Unaudited, amounts in thousands)	1/22/2022	1/23/2021
Cash flows from operating activities
Net income	$94,706	$69,572
Adjustments to reconcile net income to cash provided by operating activities
(Gain)/loss on disposal of assets	(3,149)	133
Gain on sale of investments	(340)	(438)
Provision for doubtful accounts	(1,070)	(2,483)
Depreciation and amortization	27,146	24,620
Amortization of right-of-use lease assets	53,949	48,864
Equity-based compensation expense	8,887	9,115
Change in deferred taxes	214	5,189
Change in receivables	(20,317)	(28,720)
Change in inventories	(83,109)	(26,419)
Change in other assets	(22,486)	(1,193)
Change in payables	23,690	42,354
Change in lease liabilities	(54,400)	(48,963)
Change in other liabilities	21,471	158,200
Net cash provided by operating activities	45,192	249,831

Cash flows from investing activities
Proceeds from disposals of assets	3,999	252
Capital expenditures	(58,585)	(26,722)
Purchases of investments	(28,058)	(27,744)
Proceeds from sales of investments	30,457	26,317
Acquisitions	(24,849)	(2,000)
Net cash used for investing activities	(77,036)	(29,897)

Cash flows from financing activities
Payments on debt and finance lease liabilities	(91)	(75,020)
Holdback payments for acquisition purchases	(23,000)	(5,783)
Stock issued for stock and employee benefit plans, net of shares withheld for taxes	(1,670)	6,259
Repurchases of common stock	(75,646)	(875)
Dividends paid to shareholders	(20,621)	(9,700)
Dividends paid to minority interest joint venture partners (1)	(1,260)	(8,507)
Net cash used for financing activities	(122,288)	(93,626)

Effect of exchange rate changes on cash and equivalents	(593)	3,191
Change in cash, cash equivalents and restricted cash	(154,725)	129,499
Cash, cash equivalents and restricted cash at beginning of period	394,703	263,528
Cash, cash equivalents and restricted cash at end of period	$239,978	$393,027

Supplemental disclosure of non-cash investing activities
Capital expenditures included in payables	$4,564	$1,569
(1)Includes dividends paid to joint venture minority partners resulting from the repatriation of dividends from our foreign earnings that we no longer consider permanently reinvested.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited, amounts in thousands)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interests	Total
At April 24, 2021	$45,361	$330,648	$399,010	$(1,521)	$8,648	$782,146
Net income	—	—	24,566	—	700	25,266
Other comprehensive loss	—	—	—	(302)	(430)	(732)
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	181	291	(2,700)	—	—	(2,228)
Repurchases of 919 shares of common stock	(919)	(530)	(34,191)	—	—	(35,640)
Stock option and restricted stock expense	—	2,460	—	—	—	2,460
Dividends declared and paid ($0.15/share)	—	—	(6,777)	—	—	(6,777)
Dividends declared not paid ($0.15/share)	—	—	(46)	—	—	(46)
At July 24, 2021	$44,623	$332,869	$379,862	$(1,823)	$8,918	$764,449
Net income	—	—	39,516	—	842	40,358
Other comprehensive loss	—	—	—	(330)	(120)	(450)
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	11	353	(6)	—	—	358
Repurchases of 434 shares of common stock	(434)	(196)	(14,370)	—	—	(15,000)
Stock option and restricted stock expense	—	3,894	—	—	—	3,894
Dividends declared and paid ($0.15/share) (1)	—	—	(6,621)	—	(1,260)	(7,881)
Dividends declared not paid ($0.15/share)	—	—	(46)	—	—	(46)
At October 23, 2021	$44,200	$336,920	$398,335	$(2,153)	$8,380	$785,682
Net income	—	—	28,467	—	615	29,082
Other comprehensive income (loss)	—	—	—	(836)	101	(735)
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	8	204	(12)	—	—	200
Repurchases of 703 shares of common stock	(703)	(363)	(23,940)	—	—	(25,006)
Stock option and restricted stock expense	—	2,533		—	—	2,533
Dividends declared and paid ($0.165/share)	—	—	(7,223)	—	—	(7,223)
Dividends declared not paid ($0.165/share)	—	—	(50)	—	—	(50)
At January 22, 2022	$43,505	$339,294	$395,577	$(2,989)	$9,096	$784,483

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

At January 22, 2022, we owned preferred shares and warrants to purchase common shares of two privately-held companies, both of which are variable interest entities. We have not consolidated their results in our financial statements because we do not have the power to direct those activities that most significantly impact their economic performance and, therefore, are not the primary beneficiary.

Accounting pronouncements adopted in fiscal 2022

The following table summarizes Accounting Standards Updates ("ASUs") which were adopted in fiscal 2022, but did not have a material impact on our accounting policies or our consolidated financial statements and related disclosures.

ASU	Description
ASU 2018-14	Compensation – Retirement benefits – Defined Benefit Plans – General (Subtopic 715-20): Changes to the Disclosure Requirements for Defined Benefit Plans
ASU 2019-12	Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
ASU 2020-01	Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815
ASU 2021-10	Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance

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

Note 2: Acquisitions

Alabama and Chattanooga, Tennessee acquisition

On December 6, 2021, we completed our acquisition of the Alabama and Chattanooga, Tennessee businesses that operate four independently owned La-Z-Boy Furniture Galleries® stores in Alabama and one in Chattanooga, Tennessee, for $8.3 million, subject to customary purchase price adjustments. In the third quarter of fiscal 2022, we paid $8.0 million of cash for the purchase of the Alabama and Chattanooga, Tennessee stores and assets. This acquisition reflects a core component of our strategic priorities, which is to grow our company-owned retail business and leverage our integrated retail model (where we earn a combined profit on both the wholesale and retail sales) in suitable geographic markets, alongside the existing La-Z-Boy Furniture Galleries® network.

Prior to this acquisition, we licensed to the counterparty the exclusive right to own and operate La-Z-Boy Furniture Galleries® stores (and to use the associated trademarks and trade name) in the Alabama and Chattanooga, Tennessee markets, and we reacquired these rights when we consummated the transaction. The reacquired rights are indefinite-lived because our Retailer Agreements are perpetual agreements that have no specific expiration date and no renewal options. The effective settlement of these arrangements resulted in no settlement gain or loss as the contractual terms were at market. We recorded an indefinite-lived intangible asset of $4.1 million related to these reacquired rights. We also recognized $7.4 million of goodwill in our Retail segment related primarily to synergies we expect from the integration of the acquired stores and future benefits of these synergies. For federal income tax purposes, we will amortize and appropriately deduct all of the indefinite-lived intangible assets and goodwill assets over 15 years.

The acquisition of the Alabama and Chattanooga, Tennessee businesses was not significant to our consolidated financial statements and, therefore, pro-forma financial information is not presented. All of our provisional purchase accounting estimates for this acquisition are based on the information and data available to us as of the time of the issuance of these financial statements and, in accordance with Accounting Standard Codification Topic 805-10-25-15, are subject to change within the first 12 months following the acquisition as we gain additional data.

Furnico (La-Z-Boy United Kingdom Manufacturing) acquisition

On October 25, 2021, we completed the acquisition of Furnico Furniture Ltd ("Furnico"), an upholstery manufacturing business in the U.K for approximately $11.8 million, subject to customary purchase price adjustments and in the third quarter of fiscal 2022, we paid $12.4 million of cash for the purchase of the Furnico business. Furnico produces La-Z-Boy branded product for the La-Z-Boy U.K. business and also operates a wholesale business, selling white label products to key U.K. retailers. With this acquisition, we expect to realize production synergies, cost savings through materials procurement, and increases in production capacity to support growth in the La-Z-Boy U.K business.

We recognized $7.9 million of goodwill in our Wholesale segment related primarily to synergies we expect from the integration of the acquired business and future benefits of these synergies. The goodwill asset for Furnico is not deductible for federal income tax purposes.

The acquisition of the Furnico business was not significant to our consolidated financial statements and, therefore, pro-forma financial information is not presented. All of our provisional purchase accounting estimates for this acquisition are based on the information and data available to us as of the time of the issuance of these financial statements and, in accordance with Accounting Standard Codification Topic 805-10-25-15, are subject to change within the first 12 months following the acquisition as we gain additional data.

Long Island, New York acquisition

On August 16, 2021, we completed our acquisition of the Long Island, New York business that operates three independently owned La-Z-Boy Furniture Galleries® stores for $4.5 million, subject to customary adjustments. In the second quarter of fiscal 2022, we paid $4.4 million of cash for the purchase of the Long Island, New York stores and assets. This acquisition reflects a core component of our strategic priorities, which is to grow our company-owned retail business and leverage our integrated retail model (where we earn a combined profit on both the wholesale and retail sales) in suitable geographic markets, alongside the existing La-Z-Boy Furniture Galleries® network.

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

The acquisition of the Long Island, New York business was not significant to our consolidated financial statements, and, therefore, pro-forma financial information is not presented. All of our provisional purchase accounting estimates for this acquisition are based on the information and data available to us as of the time of the issuance of these financial statements, and in accordance with Accounting Standard Codification Topic 805-10-25-15, are subject to change within the first 12 months following the acquisition as we gain additional data.

Prior Year Acquisitions

On September 14, 2020, we completed our acquisition of the Seattle, Washington business that operates six independently owned La-Z-Boy Furniture Galleries® stores and one warehouse for $13.5 million, subject to customary purchase price adjustments. In the second quarter of fiscal 2021, a $2.0 million cash payment was made for the purchase with future guaranteed payments of $9.4 million to be paid over 36 months or fewer, with timing of payments dependent upon the achievement of sales thresholds defined in the purchase agreement. This acquisition reflects a core component of our strategic priorities, which is to grow our company-owned retail business and leverage our integrated retail model (where we earn a combined profit on both the wholesale and retail sales) in suitable geographic markets, alongside the existing La-Z-Boy Furniture Galleries® network.

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

Comparability

During fiscal 2021, we determined that holdback payments for acquisition purchases of $5.8 million included in net cash used by investing activities should have been included in net cash used by financing activities for the first nine months of fiscal 2021. Although the amount impacting payments for acquisitions was not material to the fiscal 2021 consolidated financial statements, the classification of these amounts has been corrected by revising the consolidated statements of cash flows for the nine months ended January 23, 2021.

Note 3: Cash and Restricted Cash

We have restricted cash on deposit with a bank as collateral for certain letters of credit. All our letters of credit have maturity dates within the next twelve months, but we expect to renew some of these letters of credit when they mature.

(Unaudited, amounts in thousands)	1/22/2022	1/23/2021
Cash and cash equivalents	$236,712	$390,324
Restricted cash	3,266	2,703
Total cash, cash equivalents and restricted cash	$239,978	$393,027

Note 4: Inventories

A summary of inventories is as follows:

(Unaudited, amounts in thousands)	1/22/2022	4/24/2021
Raw materials	$175,372	$112,371
Work in process	40,243	24,791
Finished goods	150,186	121,182
FIFO inventories	365,801	258,344
Excess of FIFO over LIFO	(50,206)	(32,207)
Total inventories (1)	$315,595	$226,137
(1)Increased balance to ensure input material availability to support increased sales demand and manufacturing capacity

Note 5: Goodwill and Other Intangible Assets

We have goodwill on our consolidated balance sheet as follows:

Reportable Segment/Unit	Reporting Unit	Related Acquisition
Wholesale Segment	La-Z-Boy United Kingdom	Wholesale business in the United Kingdom and Ireland
Wholesale Segment	La-Z-Boy United Kingdom Manufacturing	La-Z-Boy United Kingdom Manufacturing (Furnico)
Retail Segment	Retail	La-Z-Boy Furniture Galleries® stores
Corporate & Other	Joybird	Joybird

The following table summarizes changes in the carrying amount of our goodwill by reportable segment:

(Unaudited, amounts in thousands)	Wholesale Segment	Retail Segment	Corporate and Other	Total Goodwill
Balance at April 24, 2021	$13,052	$107,316	$55,446	$175,814
Acquisitions	7,926	11,748	—	19,674
Translation adjustment	(445)	(33)	—	(478)
Balance at January 22, 2022	$20,533	$119,031	$55,446	$195,010

We have intangible assets on our consolidated balance sheet as follows:

Reportable Segment/Unit	Intangible Asset	Useful Life
Wholesale Segment	Primarily acquired customer relationships from our acquisition of the wholesale business in the United Kingdom and Ireland	Amortizable over useful lives that do not exceed 15 years
Wholesale Segment	American Drew® trade name	Indefinite-lived
Retail Segment	Reacquired rights to own and operate La-Z-Boy Furniture Galleries® stores	Indefinite-lived
Corporate & Other	Joybird® trade name	Amortizable over eight-year useful life

The following summarizes changes in our intangible assets:

(Unaudited, amounts in thousands)	Indefinite- Lived Trade Names	Finite- Lived Trade Name	Indefinite- Lived Reacquired Rights	Other Intangible Assets	Total Other Intangible Assets
Balance at April 24, 2021	$1,155	$4,205	$22,507	$2,564	$30,431
Acquisitions	—	—	4,896	—	4,896
Amortization	—	(599)	—	(178)	(777)
Translation adjustment	—	—	(25)	(56)	(81)
Balance at January 22, 2022	$1,155	$3,606	$27,378	$2,330	$34,469

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

The following summarizes our investments:

(Unaudited, amounts in thousands)	1/22/2022	4/24/2021
Short-term investments:
Marketable securities	$14,835	$18,037
Held-to-maturity investments	1,391	2,532
Total short-term investments	16,226	20,569
Long-term investments:
Marketable securities	28,864	27,256
Cost basis investments	7,579	7,579
Total long-term investments	36,443	34,835
Total investments	$52,669	$55,404

Investments to enhance returns on cash	$29,754	$32,475
Investments to fund compensation/retirement plans	15,336	15,350
Other investments	7,579	7,579
Total investments	$52,669	$55,404

The following is a summary of the unrealized gains, unrealized losses, and fair value by investment type:

	1/22/2022			4/24/2021
(Unaudited, amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$2,004	$(55)	$14,535	$2,798	$(5)	$14,954
Fixed income	92	(204)	33,780	136	(29)	35,631
Other	1,290	—	4,354	559	—	4,819
Total securities	$3,386	$(259)	$52,669	$3,493	$(34)	$55,404

The following table summarizes sales of marketable securities:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/22/2022	1/23/2021	1/22/2022	1/23/2021
Proceeds from sales	$7,784	$6,807	$29,437	$23,824
Gross realized gains	142	169	696	479
Gross realized losses	(20)	(15)	(356)	(41)

The following is a summary of the fair value of fixed income marketable securities, classified as available-for-sale securities, by contractual maturity:

(Unaudited, amounts in thousands)	1/22/2022
Within one year	$14,832
Within two to five years	16,341
Within six to ten years	967
Thereafter	1,640
Total	$33,780

Note 7: Accrued Expenses and Other Current Liabilities

(Unaudited, amounts in thousands)	1/22/2022	4/24/2021
Payroll and other compensation	$56,182	$62,546
Accrued product warranty, current portion	15,848	14,447
Customer deposits	199,874	180,766
Deferred revenue	151,698	108,460
Other current liabilities	99,407	83,685
Accrued expenses and other current liabilities	$523,009	$449,904

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

A reconciliation of the changes in our product warranty liability is as follows:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/22/2022	1/23/2021	1/22/2022 (1)	1/23/2021
Balance as of the beginning of the period	$25,068	$22,938	$23,636	$23,255
Acquisitions	634	—	634	—
Accruals during the period	7,271	5,791	21,158	14,925
Settlements during the period	(6,612)	(5,734)	(19,067)	(15,185)
Balance as of the end of the period	$26,361	$22,995	$26,361	$22,995
(1)$15.8 million and $14.4 million is recorded in accrued expenses and other current liabilities as of January 22, 2022 and April 24, 2021, respectively, while the remainder is included in other long-term liabilities.

We recorded accruals during the periods presented in the table above, primarily to reflect charges that relate to warranties issued during the respective periods.

Note 9: Debt

On October 15, 2021, we entered into a new five-year $200.0 million unsecured revolving credit facility (the “Credit Facility”). Borrowings under the Credit Facility may be used by the Company for general corporate purposes and working capital. We may increase the size of the facility, either in the form of additional revolving commitments or new term loans, subject to the discretion of each lender to participate in such increase, up to an additional amount of $100.0 million. The Credit Facility will mature on October 15, 2026 and provides us the ability to extend the maturity date for two additional one-year periods, subject to the satisfaction of customary conditions. As of January 22, 2022, we have no borrowings outstanding under the Credit Facility.

The Credit Facility contains certain restrictive loan covenants, including, among others, financial covenants requiring a maximum consolidated net lease adjusted leverage ratio and a minimum consolidated fixed charge coverage ratio, as well as customary covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of certain assets. As of January 22, 2022, we were in compliance with our financial covenants under the Credit Facility.

The Credit Facility replaced our previous $150.0 million revolving credit facility, which had been secured primarily by all of our accounts receivable, inventory, cash deposits, and securities accounts. The previous revolving credit facility was terminated on October 15, 2021, and is no longer in effect.

Note 10: Stock-Based Compensation

The table below summarizes the total stock-based compensation expense we recognized for all outstanding grants in our consolidated statement of income:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/22/2022	1/23/2021	1/22/2022	1/23/2021
Equity-based awards expense	$2,533	$2,948	$8,887	$9,115
Liability-based awards expense (1)	(73)	587	(696)	1,925
Total stock-based compensation expense	$2,460	$3,535	$8,191	$11,040
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

Restricted Stock. We granted 121,963 shares of restricted stock to employees during the first nine months of fiscal 2022. We issue restricted stock at no cost to the employees, and the shares are held in an escrow account until the vesting period ends. If a recipient's employment ends during the escrow period (other than through death or disability), the shares are returned at no cost to the Company. We account for restricted stock awards as equity-based awards because when they vest, they will be settled in common shares. The weighted-average fair value of the restricted stock that was awarded in the first nine months of fiscal 2022 was $38.27 per share, the market value of our common shares on the date of grant. We have elected to recognize forfeitures as an adjustment to compensation expense in the same period as the forfeitures occur. We recognize compensation expense for restricted stock over the vesting period equal to the fair value on the date our Compensation Committee approved the awards. Restricted stock awards vest at 25% per year, beginning one year from the grant date over a term of four years.

Restricted Stock Units. During the first nine months of fiscal 2022, we granted 33,794 restricted stock units to our non-employee directors. These restricted stock units vest when the director leaves the board. We account for these restricted stock units as equity-based awards because when they vest, they will be settled in shares of our common stock. We measure and recognize compensation expense for these awards based on the market price of our common shares on the date of the grant. The weighted-average fair value of the restricted stock units that were awarded in the first nine months of fiscal 2022 was $35.34 per share.

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

Note 11: Accumulated Other Comprehensive Income (Loss)

The activity in accumulated other comprehensive income (loss) for the quarters ended January 22, 2022, and January 23, 2021, is as follows:

(Unaudited, amounts in thousands)	Translation adjustment	Unrealized gain (loss) on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive income (loss)
Balance at October 23, 2021	$2,340	$320	$(4,813)	$(2,153)
Changes before reclassifications	(752)	(201)	—	(953)
Amounts reclassified to net income	—	16	75	91
Tax effect	—	45	(19)	26
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(752)	(140)	56	(836)
Balance at January 22, 2022	$1,588	$180	$(4,757)	$(2,989)

Balance at October 24, 2020	$997	$426	$(5,380)	$(3,957)
Changes before reclassifications	1,924	(27)	—	1,897
Amounts reclassified to net income	—	9	86	95
Tax effect	—	4	(21)	(17)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	1,924	(14)	65	1,975
Balance at January 23, 2021	$2,921	$412	$(5,315)	$(1,982)

The activity in accumulated other comprehensive income (loss) for the nine months ended January 22, 2022 and January 23, 2021, is as follows:

(Unaudited, amounts in thousands)	Translation adjustment	Unrealized gain (loss) on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive income (loss)
Balance at April 24, 2021	$3,041	$370	$(4,932)	$(1,521)
Changes before reclassifications	(1,453)	(270)	—	(1,723)
Amounts reclassified to net income	—	18	225	243
Tax effect	—	62	(50)	12
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(1,453)	(190)	175	(1,468)
Balance at January 22, 2022	$1,588	$180	$(4,757)	$(2,989)

Balance at April 25, 2020	$(1,891)	$449	$(5,510)	$(6,952)
Changes before reclassifications	4,812	(11)	—	4,801
Amounts reclassified to net income	—	(38)	259	221
Tax effect	—	12	(64)	(52)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	4,812	(37)	195	4,970
Balance at January 23, 2021	$2,921	$412	$(5,315)	$(1,982)

We reclassified both the unrealized gain (loss) on marketable securities and the net pension amortization from accumulated other comprehensive loss to net income through other income (expense), net.

The components of non-controlling interest were as follows:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/22/2022	1/23/2021	1/22/2022	1/23/2021
Balance as of the beginning of the period	$8,380	$7,873	$8,648	$15,553
Net income	615	357	2,157	607
Other comprehensive income (loss)	101	362	(449)	939
Dividends distributed to joint venture minority partners	—	—	(1,260)	(8,507)
Balance as of the end of the period	$9,096	$8,592	$9,096	$8,592

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

The following table presents our revenue disaggregated by product category and by segment or unit:

	Quarter Ended January 22, 2022				Quarter Ended January 23, 2021
(Unaudited, amounts in thousands)	Wholesale	Retail	Corporate and Other	Total	Wholesale	Retail	Corporate and Other	Total
Motion Upholstery Furniture	$238,119	$113,767	$288	$352,174	$205,522	$102,111	$174	$307,807
Stationary Upholstery Furniture	94,216	46,938	55,971	197,125	89,059	30,469	35,728	155,256
Bedroom Furniture	6,723	1,598	3,674	11,995	10,269	1,723	2,622	14,614
Dining Room Furniture	5,562	2,802	1,063	9,427	7,034	3,340	672	11,046
Occasional Furniture	7,396	6,672	1,153	15,221	11,585	6,118	623	18,326
Delivery	45,168	6,342	2,097	53,607	30,021	6,081	1,394	37,496
Other (1)	26,097	18,933	(14,267)	30,763	(2,782)	16,117	(7,522)	5,813
Total	$423,281	$197,052	$49,979	$670,312	$350,708	$165,959	$33,691	$550,358

Eliminations				(98,739)				(80,162)
Consolidated Net Sales				$571,573				$470,196

	Nine Months Ended January 22, 2022				Nine Months Ended January 23, 2021
(Unaudited, amounts in thousands)	Wholesale	Retail	Corporate and Other	Total	Wholesale	Retail	Corporate and Other	Total
Motion Upholstery Furniture	$699,433	$326,251	$538	$1,026,222	$538,234	$255,020	$397	$793,651
Stationary Upholstery Furniture	284,318	133,449	153,590	571,357	240,052	79,104	88,225	407,381
Bedroom Furniture	30,030	5,386	10,524	45,940	25,818	4,141	6,149	36,108
Dining Room Furniture	20,941	9,462	3,270	33,673	18,455	7,957	2,173	28,585
Occasional Furniture	31,746	19,659	2,966	54,371	32,236	14,879	2,158	49,273
Delivery	128,318	20,007	5,629	153,954	80,596	15,116	3,498	99,210
Other (1)	61,086	57,105	(37,891)	80,300	(18,094)	43,154	(18,451)	6,609
Total	$1,255,872	$571,319	$138,626	$1,965,817	$917,297	$419,371	$84,149	$1,420,817

Eliminations				(293,572)				(206,043)
Consolidated Net Sales				$1,672,245				$1,214,774
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

(Unaudited, amounts in thousands)	1/22/2022	4/24/2021
Contract assets	$151,698	$108,460

Customer deposits	$199,874	$180,766
Deferred revenue	151,698	108,460
Total contract liabilities (1)	$351,572	$289,226
(1)During the nine months ended January 22, 2022, we recognized revenue of $264.2 million related to our contract liability balance at April 24, 2021.

Note 13: Segment Information

Our reportable operating segments include the Wholesale segment and the Retail segment.

Wholesale Segment. Our Wholesale segment consists primarily of three operating segments: La-Z-Boy, our largest operating segment, our England subsidiary, and our casegoods operating segment that sells furniture under three brands: American Drew®, Hammary® and Kincaid®. The Wholesale segment also includes our international wholesale and manufacturing businesses. We aggregate these operating segments into one reportable segment because they are economically similar and meet the other aggregation criteria for determining reportable segments. Our Wholesale segment manufactures and imports upholstered furniture such as recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas and imports casegoods (wood) furniture such as bedroom sets, dining room sets, entertainment centers and occasional pieces. The Wholesale segment sells directly to La-Z-Boy Furniture Galleries® stores, operators of La-Z-Boy Comfort Studio® locations, England Custom Comfort Center locations, major dealers, and a wide cross-section of other independent retailers.

Retail Segment. Our Retail segment consists of one operating segment comprised of our 163 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment sells primarily upholstered furniture, in addition to some casegoods and other accessories, to end consumers through these stores.

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

The following table presents sales and operating income (loss) by segment:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/22/2022	1/23/2021	1/22/2022	1/23/2021
Sales
Wholesale segment:
Sales to external customers	$328,533	$274,314	$973,973	$720,258
Intersegment sales	94,748	76,394	281,899	197,039
Wholesale segment sales	423,281	350,708	1,255,872	917,297

Retail segment sales	197,052	165,959	571,319	419,371

Corporate and Other:
Sales to external customers	45,988	29,923	126,953	75,145
Intersegment sales	3,991	3,768	11,673	9,004
Corporate and Other sales	49,979	33,691	138,626	84,149

Eliminations	(98,739)	(80,162)	(293,572)	(206,043)
Consolidated sales	$571,573	$470,196	$1,672,245	$1,214,774

Operating Income (Loss)
Wholesale segment	$27,639	$35,686	$89,098	$95,309
Retail segment	24,102	14,707	68,502	23,173
Corporate and Other	(12,254)	(15,979)	(29,629)	(31,804)
Consolidated operating income	39,487	34,414	127,971	86,678
Interest expense	(160)	(298)	(713)	(1,103)
Interest income	806	285	1,029	902
Other income (expense), net	(1,460)	6,532	(522)	7,995
Income before income taxes	$38,673	$40,933	$127,765	$94,472

Note 14: Income Taxes

Our effective tax rate was 24.8% and 25.9% for the third quarter and nine months ended January 22, 2022, respectively, compared with 27.7% and 26.4% for the third quarter and nine months ended January 23, 2021, respectively. The effective tax rate in the third quarter and nine months ended January 23, 2021, was impacted by a non-deductible fair value adjustment of the contingent consideration liability related to our Joybird acquisition. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes.

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

The following is a reconciliation of the numerators and denominators we used in our computations of basic and diluted earnings per share:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands, except per share data)	1/22/2022	1/23/2021	1/22/2022	1/23/2021
Numerator (basic and diluted):
Net income attributable to La-Z-Boy Incorporated	$28,467	$29,232	$92,549	$68,965
Income allocated to participating securities	—	(9)	(6)	(33)
Net income available to common Shareholders	$28,467	$29,223	$92,543	$68,932

Denominator:
Basic weighted average common shares outstanding	43,701	46,261	44,342	46,064
Contingent common shares	55	224	59	195
Stock option dilution	212	333	239	148
Diluted weighted average common shares outstanding	43,968	46,818	44,640	46,407

Earnings per Share:
Basic	$0.65	$0.63	$2.09	$1.50
Diluted	$0.65	$0.62	$2.07	$1.49

The values for contingent common shares set forth above reflect the dilutive effect of common shares that we would have issued to employees under the terms of performance-based share awards if the relevant performance period for the award had been the reporting period.

We exclude the effect of options from our diluted share calculation when the weighted average exercise price of the options is higher than the average market price, since including the options' effect would be anti-dilutive. For the third quarter and nine months ended January 22, 2022, we excluded options to purchase 0.2 million shares from the diluted share calculation. For the third quarter ended January 23, 2021, we did not exclude any options as the effect would have been anti-dilutive and for the nine months ended January 23, 2021, we excluded 0.3 million shares from the diluted share calculation.

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

The following table presents the fair value hierarchy for those assets and liabilities we measured at fair value on a recurring basis at January 22, 2022 and April 24, 2021. There were no transfers into or out of Level 1, Level 2, or Level 3 for any of the periods presented.

At January 22, 2022
	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1	Level 2	Level 3	NAV(1)	Total
Assets
Marketable securities	$—	$36,381	$—	$7,318	$43,699
Held-to-maturity investments	1,391	—	—	—	1,391
Cost basis investments	—	—	7,579	—	7,579
Total assets	$1,391	$36,381	$7,579	$7,318	$52,669

Liabilities
Contingent consideration liability	$—	$—	$4,600	$—	$4,600

At April 24, 2021
	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1	Level 2	Level 3	NAV(1)	Total
Assets
Marketable securities	$119	$37,572	$—	$7,602	$45,293
Held-to-maturity investments	2,532	—	—	—	2,532
Cost basis investment	—	—	7,579	—	7,579
Total assets	$2,651	$37,572	$7,579	$7,602	$55,404

Liabilities
Contingent consideration liability	$—	$—	$14,100	$—	$14,100
(1)Certain marketable securities investments are measured at fair value using net asset value per share under the practical expedient methodology.

At January 22, 2022 and April 24, 2021, we held marketable securities intended to enhance returns on our cash and to fund future obligations of our non-qualified defined benefit retirement plan, as well as marketable securities to fund future obligations of our executive deferred compensation plan and our performance compensation retirement plan. We also held other fixed income and cost basis investments.

The fair value measurements for our Level 1 and Level 2 securities are based on quoted prices in active markets, as well as through broker quotes and independent valuation providers, multiplied by the number of shares owned exclusive of any transaction costs.

At January 22, 2022, our Level 3 assets included non-marketable preferred shares and warrants to purchase common shares of two privately held start-up companies. The fair value for our Level 3 investments is not readily determinable so we estimate the fair value as costs minus impairment, if any, plus or minus adjustments resulting from observable price changes in orderly transactions for identical or similar investments with the same issuer. There were no changes to the fair value of our Level 3 assets during the nine months ended January 22, 2022.

Our Level 3 liability includes our contingent consideration liability resulting from the Joybird acquisition. Based on the achievement of fiscal 2021 performance metrics, we paid $10.0 million of contingent consideration during the second quarter of fiscal 2022. The fair value of our contingent consideration liability as of January 22, 2022, reflects our expectation that consideration will be owed under the terms of the earn out agreement based on fiscal 2023 projections of Joybird revenue and earnings. The fair value is determined using a variation of the income approach, known as the real options method, whereby revenue and earnings are simulated over the earnout periods in a risk-neutral framework using Geometric Brownian Motion. For each simulation path, the potential earnout payments were calculated based on management’s probability estimates for achievement of the revenue and earnings milestones and then were discounted to the valuation date using a discount rate of 1.8%. During the first nine months of fiscal 2022, we recognized an increase in the fair value of our contingent consideration liability of $0.5 million based on an updated valuation reflecting our most recent financial projections. There were no other changes to the fair value of our Level 3 liabilities during the nine months ended January 22, 2022.

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

As of January 22, 2022, our supply chain operations included the following:

•Five major manufacturing locations and nine regional distribution centers in the United States and five facilities in Mexico to support our speed-to-market and customization strategy
•A logistics company that distributes a portion of our products in the United States
•A wholesale sales office that is responsible for distribution of our product in the United Kingdom and Ireland
•An upholstery manufacturing business in the United Kingdom
•A global trading company in Hong Kong which helps us manage our Asian supply chain by establishing and maintaining relationships with our Asian suppliers, as well as identifying efficiencies and savings opportunities

We also participate in two consolidated joint ventures in Thailand that support our international businesses: one that operates a manufacturing facility and another that operates a wholesale sales office. Additionally, we also have contracts with several suppliers in Asia to produce products that support our pure import model for casegoods.

We sell our products through multiple channels: to furniture retailers or distributors in the United States, Canada, and approximately 65 other countries, including the United Kingdom, China, Australia, South Korea and New Zealand, directly to consumers through retail stores that we own and operate, and through our websites, www.la-z-boy.com and www.joybird.com.

•The centerpiece of our retail distribution strategy is our network of 350 La-Z-Boy Furniture Galleries® stores and 559 La-Z-Boy Comfort Studio® locations, each dedicated to marketing our La-Z-Boy branded products. We consider this dedicated space to be “proprietary.”

◦La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort, and quality of La-Z-Boy furniture with our available design services. We own 163 of the La-Z-Boy Furniture Galleries® stores, while the remainder are independently owned and operated.
◦La-Z-Boy Comfort Studio® locations are defined spaces within larger independent retailers that are dedicated to displaying and selling La-Z-Boy branded products. All 559 La-Z-Boy Comfort Studio® locations are independently owned and operated.
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

◦Kincaid and England have their own dedicated proprietary in-store programs with 635 outlets and approximately 2.0 million square feet of proprietary floor space.
◦In total, our proprietary floor space includes approximately 12.8 million square feet worldwide.

•Joybird sells product primarily online and has a limited amount of proprietary retail showroom floor space including small format stores in key urban markets.

Our goal is to deliver value to our shareholders over the long term through executing our strategic initiatives. The foundation of our strategic initiatives is driving profitable sales growth in all areas of our business.

We plan to drive growth in the following ways:

•Leveraging and reinvigorating our brand with a consumer focus and expanded omni-channel presence. Our strategic initiatives to leverage and reinvigorate our iconic La-Z-Boy brand center on a renewed focus on leveraging the compelling La-Z-Boy comfort message, accelerating our omni-channel offering, and identifying additional consumer base growth opportunities. Our marketing platform featuring celebrity brand ambassador Kristen Bell drives brand recognition and injects youthful style and sensibility into our marketing campaign, which enhances the appeal of our brand with a younger consumer base. Further, our goal is to connect with consumers along their purchase journey through multiple means, whether online or in person. We are driving change throughout our digital platforms to improve the user experience, with a specific focus on the ease with which customers browse through our broad product assortment, customize products to their liking, find stores to make a purchase, or purchase at www.la-z-boy.com.

•Expanding the reach of our branded distribution channels, which include the La-Z-Boy Furniture Galleries® store network and the La-Z-Boy Comfort Studio® locations, our store-within-a-store format. While the consumer’s purchase journey may start digitally, our consumers also demonstrate an affinity for visiting our stores to shop, allowing us to frequently deliver the flagship La-Z-Boy Furniture Galleries® store, or La-Z-Boy Comfort Studio®, experience and provide design services. We expect our strategic initiatives in this area to generate growth in our Retail segment through an increased company-owned store count and in our Wholesale segment as our proprietary distribution network expands. We are not only focused on growing the number of locations, but also on upgrading existing store locations to our new concept designs.

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

•Enhancing our enterprise capabilities to support the growth of our consumer brands and enable potential acquisitions for growth. In addition to our branded distribution channels, nearly 2,000 other dealers sell La-Z-Boy products, providing us the benefit of multi-channel distribution. These outlets include some of the best-known names in the industry, including Slumberland, Nebraska Furniture Mart, Mathis Brothers and Raymour & Flanagan. We believe there is significant growth potential for our consumer brands through these retail channels. Our strategic initiatives focus on enhancing our enterprise capabilities to support the growth of our consumer brands and improving the agility of our supply chain so that it can more broadly support all our consumer brands.

Our reportable operating segments include the Wholesale segment and the Retail segment.

•Wholesale Segment. Our Wholesale segment consists primarily of three operating segments: La-Z-Boy, our largest operating segment, our England subsidiary, and our casegoods operating segment that sells furniture under three brands: American Drew®, Hammary® and Kincaid®. The Wholesale segment also includes our international wholesale and manufacturing businesses. We aggregate these operating segments into one reportable segment because they are economically similar and meet the other aggregation criteria for determining reportable segments. Our Wholesale segment manufactures and imports upholstered furniture such as recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas and imports casegoods (wood) furniture such as bedroom sets, dining room sets, entertainment centers and occasional pieces. The Wholesale segment sells directly to La-Z-Boy Furniture Galleries® stores, operators of La-Z-Boy Comfort Studio® locations, England Custom Comfort Center locations, major dealers, and a wide cross-section of other independent retailers.

•Retail Segment. Our Retail segment consists of one operating segment comprised of our 163 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment sells primarily upholstered furniture, in addition to some casegoods and other accessories, to end consumers through these stores.

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

Impact of COVID-19

We have been and continue to be impacted by the COVID-19 pandemic. Specifically, beginning in the fourth quarter of fiscal 2020, the temporary closure of our manufacturing facilities, state and local restrictions limiting our ability to deliver product to consumers, and the temporary closure of our company-owned stores consistent with most retailers across North America negatively impacted our financial results. In response to the financial impacts of the pandemic, beginning at the end of fiscal 2020, we took several actions to conserve cash in the near term and during the first quarter of fiscal 2021, we announced our business realignment plan, which included the reduction of our global workforce by about 10% across our manufacturing, retail, and corporate locations, and included the closure of our Newton, Mississippi upholstery manufacturing facility.

By the end of the first quarter of fiscal 2021, all retail and manufacturing locations had reopened, and since that time, we have experienced a strong pace of written order trends as consumers continue to allocate more discretionary spending to home furnishings. In response to demand for our products outpacing our production capacity and with backlog still at a high level, our supply chain team continues to demonstrate agility and flexibility to identify ways to increase production capacity. We have increased capacity by adding manufacturing cells at our Mexico Cut-and-Sew Center, adding second shifts and weekend production shifts to our U.S. plants, and temporarily reactivating a portion of our Newton, Mississippi upholstery manufacturing facility. In addition, we opened a leased upholstery assembly plant in San Luis Rio Colorado, Mexico and a leased sewing facility in Parras, Mexico during the third quarter of fiscal 2021 and the first quarter of fiscal 2022, respectively. Further, during the first quarter of fiscal 2022, we signed a lease to open additional manufacturing capacity in Torreon, Mexico which began operations at the end of the third quarter of fiscal 2022.

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

Results of Operations

Fiscal 2022 Third Quarter Compared with Fiscal 2021 Third Quarter

La-Z-Boy Incorporated

	Quarter Ended			Nine Months Ended
(Unaudited, amounts in thousands, except percentages)	1/22/2022	1/23/2021	% Change	1/22/2022	1/23/2021	% Change
Sales	$571,573	$470,196	21.6%	$1,672,245	$1,214,774	37.7%
Operating income	39,487	34,414	14.7%	127,971	86,678	47.6%
Operating margin	6.9%	7.3%		7.7%	7.1%

Sales

Consolidated sales increased $101.4 million, or 21.6%, and $457.5 million, or 37.7%, in the third quarter and first nine months of fiscal 2022, respectively, compared with the same periods a year ago. Since retail and manufacturing locations reopened after the COVID-related shutdowns at the beginning of fiscal 2021, we have experienced a strong pace of written order trends while facing challenges in the global supply chain. In response to heightened demand, we have expanded our manufacturing capacity, increased our strategic raw material reserves, and taken pricing and surcharge actions to counteract rising materials and freight costs. Despite continued supply chain headwinds, the ongoing impact of these strategic actions and sustained demand led to significant sales growth in the third quarter and first nine months of fiscal 2022 compared with the same periods a year ago.

Operating Margin

Operating margin, which is calculated as operating income as a percentage of sales, decreased 40 basis points in the third quarter of fiscal 2022, but increased 60 basis points in the first nine months of fiscal 2022, compared with the same periods a year ago.

•Gross margin, which is calculated as gross profit as a percentage of sales, decreased 440 basis points and 410 basis points in the third quarter and first nine months of fiscal 2022, respectively, compared with the same periods a year ago.

◦Continued increases in demand, as well as availability challenges in the global supply chain caused by COVID-19, including factory shutdowns in Vietnam, led to higher raw material and freight costs. In response, we took pricing and surcharge actions which mostly offset rising costs in the third quarter and to a lesser extent, the first nine months of fiscal 2022, as they were increasingly realized in the second and third quarters of fiscal 2022.

◦The expansion of our manufacturing capacity, in response to increased demand and sustained backlog, has led to higher production costs. Further, continued labor challenges and the unavailability of component parts has resulted in temporary plant inefficiencies.
◦Changes in our consolidated mix improved gross margin by 30 basis points and 50 basis points in the third quarter and first nine months of fiscal 2022, respectively. The benefit was led by growth in our Retail segment and Joybird, both of which have higher gross margins relative to our Wholesale segment.
•Selling, general and administrative ("SG&A") expenses as a percentage of sales decreased 400 basis points and 470 basis points in the third quarter and first nine months of fiscal 2022, respectively, compared with the same periods a year ago.

◦The third quarter and first nine months of fiscal 2021 included a $10.0 million and a $12.5 million pre-tax charge, respectively, resulting from the increase in the fair value of the Joybird contingent consideration liability, the absence of which in fiscal 2022 drove a comparative 210 basis point and 110 basis point decline in SG&A as a percentage of sales in the third quarter and first nine months of fiscal 2022, respectively.
◦The first nine months of fiscal 2022 included a gain resulting from the sale of our Newton, Mississippi manufacturing facility while the first nine months of fiscal 2021 included expenses resulting from our business realignment plan. These actions resulted in a comparative 40 basis point decrease in SG&A as a percentage of sales in the first nine months of fiscal 2022 compared with the same period of fiscal 2021.
◦The remaining decrease in both the third quarter and first nine months of fiscal 2022 was due to higher sales volume relative to fixed costs.
We discuss each segment’s results in the following section.

Wholesale Segment

	Quarter Ended			Nine Months Ended
(Unaudited, amounts in thousands, except percentages)	1/22/2022	1/23/2021	% Change	1/22/2022	1/23/2021	% Change
Sales	$423,281	$350,708	20.7%	$1,255,872	$917,297	36.9%
Operating income	27,639	35,686	(22.5)%	89,098	95,309	(6.5)%
Operating margin	6.5%	10.2%		7.1%	10.4%

Sales

The Wholesale segment’s sales increased $72.6 million, or 20.7%, and $338.6 million, or 36.9%, in the third quarter and first nine months of fiscal 2022, respectively, compared with the same periods a year ago. More than half of the sales increase in the third quarter was driven by pricing and surcharge actions taken in response to rising manufacturing costs, with the remaining increase primarily attributable to higher volume. Partially offsetting these increases, sales in our casegoods business were adversely impacted in the third quarter of fiscal 2022 by product unavailability due to temporary COVID-related shutdowns in Vietnam. The sales increase in the first nine months was primarily a result of higher volume and to a lesser extent pricing and surcharge actions, as they were increasingly realized in the second and third quarters of fiscal 2022. Higher sales volume in both the third quarter and first nine months of fiscal 2022 was driven by increased demand following the reopening of our stores after the COVID-related shutdowns at the beginning of fiscal 2021 and, since that time, we have continued to expand and scale our manufacturing capabilities to meet demand and work through our record backlog.

Operating Margin

Operating margin decreased 370 basis points and 330 basis points in the third quarter and first nine months of fiscal 2022, respectively, compared with the same periods a year ago.

•Gross margin decreased 480 basis points and 500 basis points in the third quarter and first nine months of fiscal 2022, respectively, compared with the same periods a year ago.

◦Higher demand and global supply chain challenges led to rising raw material and freight costs, higher tariff costs resulting from sourcing changes, and decreased availability of casegoods products due to temporary factory shutdowns in Vietnam. These challenges resulted in an 850 basis point and 770 basis point decrease in gross margin in the third quarter and first nine months of fiscal 2022, respectively, of which 110 basis points and 40 basis points were driven by our casegoods business which was adversely impacted by the Vietnam shutdowns.

◦In response to the higher raw material and freight costs, we took pricing and surcharge actions to mitigate their impact, resulting in a 680 basis point and 540 basis point benefit to gross margin in the third quarter and first nine months of fiscal 2022, respectively.
◦Continued manufacturing capacity expansion, in response to significant increases in written order demand, along with temporary component part unavailability, and sustained labor challenges drove an increase in production costs resulting in a 260 basis point and 300 basis point decrease in gross margin in the third quarter and first nine months of fiscal 2022, respectively.

•SG&A expense as a percentage of sales decreased 110 basis points and 170 basis points in the third quarter and first nine months of fiscal 2022, respectively, compared with the same periods a year ago.

◦The decrease in SG&A as a percentage of sales in both periods was primarily due to higher sales volume relative to both fixed costs and marketing spend.
◦Additionally, the first nine months of fiscal 2022 included a gain resulting from the sale of our Newton, Mississippi manufacturing facility while the first nine months of fiscal 2021 included expenses resulting from our business realignment plan. These actions resulted in a comparative 50 basis point decrease in the segment's SG&A as a percentage of sales in the first nine months of fiscal 2022.

Retail Segment

	Quarter Ended			Nine Months Ended
(Unaudited, amounts in thousands, except percentages)	1/22/2022	1/23/2021	% Change	1/22/2022	1/23/2021	% Change
Sales	$197,052	$165,959	18.7%	$571,319	$419,371	36.2%
Operating income	24,102	14,707	63.9%	68,502	23,173	195.6%
Operating margin	12.2%	8.9%		12.0%	5.5%

Sales

The Retail segment’s sales increased $31.1 million, or 18.7%, and $151.9 million, or 36.2%, in the third quarter and first nine months of fiscal 2022, respectively, compared with the same periods a year ago, led by a 16.4% and 32.9% increase in delivered same-store sales, respectively. Since the reopening of our retail stores in the beginning of fiscal 2021, we continue to see sustained higher demand for products in the home furnishings category and are continuing to experience strong sales trends as written same-store sales increased 2.7% over first nine months of fiscal 2022, compared with the same period a year ago. While written same-store sales decreased 1.0% in the third quarter of fiscal 2022, compared with the same period a year ago, compared to the pre-pandemic third quarter of fiscal 2020, written same-store sales have increased at a compound annual growth rate of 3.6%. Same-store delivered sales include the sales of all currently active stores which have been open and company-owned for each comparable period.

Operating Margin

Operating margin increased 330 basis points and 650 basis points in the third quarter and first nine months of fiscal 2022, respectively, compared with the same periods a year ago.

•Gross margin decreased 120 basis points and 80 basis points in the third quarter and first nine months of fiscal 2022, respectively, compared with the same periods a year ago, primarily due to the timing difference between higher product costs resulting from the pricing and surcharge actions taken by our manufacturing business and pricing actions taken by the Retail business which are realized upon delivery.

•SG&A expense as a percentage of sales decreased 450 basis points and 730 basis points in the third quarter and first nine months of fiscal 2022, respectively, compared with the same periods a year ago, primarily due to higher delivered sales relative to marketing spend and fixed costs, mainly occupancy and selling expenses.

Corporate and Other

	Quarter Ended			Nine Months Ended
(Unaudited, amounts in thousands, except percentages)	1/22/2022	1/23/2021	% Change	1/22/2022	1/23/2021	% Change
Sales	$49,979	$33,691	48.3%	$138,626	$84,149	64.7%
Intercompany eliminations	(98,739)	(80,162)	(23.2)%	(293,572)	(206,043)	(42.5)%
Operating loss	(12,254)	(15,979)	23.3%	(29,629)	(31,804)	6.8%

Sales

Sales increased $16.3 million and $54.5 million in the third quarter and first nine months of fiscal 2022, respectively, compared with the same periods a year ago, primarily led by Joybird sales which increased 55.8% to $44.5 million and 72.7% to $123.4 million, respectively. The growth in Joybird sales was driven by increased demand for products in the home furnishings category, investments in marketing and website enhancements resulting in higher online conversion, increased pricing and favorable product mix, and the addition of retail store locations. Further, sales in the first nine months of fiscal 2021 were negatively impacted by COVID-19, although to a lesser extent than our other retail businesses as Joybird primarily operates in the online, direct-to-consumer marketplace. Written sales for Joybird were up 27.4% and 36.8% in the third quarter and first nine months of fiscal 2022, respectively, compared with the same periods a year ago, driven by significant investments in marketing.

Intercompany eliminations increased in the third quarter and first nine months of fiscal 2022 compared with the same periods a year ago due to higher sales from our Wholesale segment to our Retail segment, driven by higher sales in the Retail segment.

Operating Loss

Our Corporate and Other operating loss decreased $3.7 million and $2.2 million in the third quarter and first nine months of fiscal 2022, respectively, compared with the same periods a year ago.

•There was a comparative benefit in the third quarter and first nine months of fiscal 2022, which was absent a $10.0 million and a $12.5 million pre-tax charge recognized in the same periods last year, respectively, resulting from the increase in the fair value of the Joybird contingent consideration liability based on financial projections at that time.
•Partially offsetting the item noted above, operating loss increased in the third quarter and first nine months of fiscal 2022 primarily due to decreased operating profits at Joybird resulting from significant investments in marketing to drive customer acquisition and awareness combined with rising raw material and freight costs due to higher demand and global supply chain challenges.
•Increased investments in our technology infrastructure also contributed to the increased operating loss in the third quarter and first nine months of fiscal 2022.

Non-Operating Income (Expense)

Other Income (Expense), Net

Other income (expense), net was $1.5 million of expense in the third quarter of fiscal 2022 compared with $6.5 million of income in the third quarter of fiscal 2021. The expense in fiscal 2022 was primarily due to unrealized losses on investments. The income in fiscal 2021 was primarily due to $5.2 million of payroll tax credits resulting from the CARES Act along with unrealized gains on investments.

Other income (expense), net was $0.5 million of expense in the first nine months of fiscal 2022 compared with $8.0 million of income in the first nine months of fiscal 2021. The expense in fiscal 2022 was primarily due to exchange rate losses. The income in fiscal 2021 was primarily due to the payroll tax credits noted above along with unrealized gains on investments.

Income Taxes

Our effective tax rate was 24.8% and 25.9% for the third quarter and nine months ended January 22, 2022, respectively, compared with 27.7% and 26.4% for the third quarter and nine months ended January 23, 2021, respectively. The effective tax rate in the third quarter and nine months ended January 23, 2021, was impacted by a non-deductible fair value adjustment of the contingent consideration liability related to our Joybird acquisition. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes.

Liquidity and Capital Resources

Our sources of liquidity include cash and cash equivalents, short-term and long-term investments, cash from operations, and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, and fulfill other cash requirements for day-to-day operations and capital expenditures. We had cash, cash equivalents and restricted cash of $240.0 million at January 22, 2022, compared with $394.7 million at April 24, 2021. In addition, we had investments to enhance our returns on cash of $29.8 million at January 22, 2022, compared with $32.5 million at April 24, 2021.

The following table illustrates the main components of our cash flows:

	Nine Months Ended
(Unaudited, amounts in thousands)	1/22/2022	1/23/2021
Cash Flows Provided By (Used For)
Net cash provided by operating activities (1)	$45,192	$249,831
Net cash used for investing activities	(77,036)	(29,897)
Net cash used for financing activities	(122,288)	(93,626)
Exchange rate changes	(593)	3,191
Change in cash, cash equivalents and restricted cash	$(154,725)	$129,499
(1)The decrease in net cash provided by operating activities year over year is primarily due to the significant increase in customer deposits during fiscal 2021 resulting from a surge in written sales once retail stores reopened, along with a significant increase in inventory balances in fiscal 2022 to support increased sales demand and manufacturing capacity.

Operating Activities

During the first nine months of fiscal 2022, net cash provided by operating activities was $45.2 million. Our cash provided by operating activities was primarily attributable to net income generated during the period partially offset by an increase in working capital. The increase in working capital was led by higher inventory to ensure input material availability to support increased sales demand and manufacturing capacity.

Investing Activities

During the first nine months of fiscal 2022, net cash used for investing activities was $77.0 million, primarily due to the following:

•Cash used for capital expenditures in the period was $58.6 million, compared with $26.7 million during the first nine months of fiscal 2021, which primarily related to plant upgrades to our upholstery manufacturing and distribution facilities in Neosho, Missouri, improvements to our retail stores, new upholstery manufacturing capacity in Mexico, and technology upgrades. Spending on these items will continue into the fourth quarter, with full year fiscal 2022 capital expenditures expected to be in the range of $80 to $85 million. We have no material contractual commitments outstanding for future capital expenditures.
•Cash used for acquisitions was $24.8 million, related to the acquisition of the Furnico manufacturing business and the Alabama, Chattanooga, Tennessee, and Long Island, New York retail businesses.

Financing Activities

On October 15, 2021, we entered into a new five-year $200.0 million unsecured revolving credit facility (the “Credit Facility”). Borrowings under the Credit Facility may be used by the Company for general corporate purposes and working capital. We may increase the size of the facility, either in the form of additional revolving commitments or new term loans, subject to the discretion of each lender to participate in such increase, up to an additional amount of $100 million. The Credit Facility will mature on October 15, 2026 and provides us the ability to extend the maturity date for two additional one-year periods, subject to the satisfaction of customary conditions. As of January 22, 2022, we have no borrowings outstanding under the Credit Facility.

The Credit Facility contains certain restrictive loan covenants, including, among others, financial covenants requiring a maximum consolidated net lease adjusted leverage ratio and a minimum consolidated fixed charge coverage ratio, as well as customary covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of certain assets. As of January 22, 2022, we were in compliance with our financial covenants under the Credit Facility.

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

During the first nine months of fiscal 2022, net cash used for financing activities was $122.3 million, primarily due to the following:

•Our board of directors has authorized the repurchase of company stock and we spent $75.6 million in the first nine months of fiscal 2022 to repurchase 2.1 million shares. On August 17, 2021, the board of directors approved a 6.5 million increase in its share repurchase authorization and as of January 22, 2022, 7.9 million shares remained available for repurchase pursuant to this authorization.
•Cash paid for holdback payments made on prior period acquisitions was $23.0 million, which primarily included contingent consideration and guaranteed payments related to the acquisition of Joybird and guaranteed payments related to the acquisition of the Seattle, Washington business.
•Cash paid to our shareholders in quarterly dividends was $20.6 million. Our board of directors has sole authority to determine if and when we will declare future dividends and on what terms. We expect the board to continue declaring regular quarterly cash dividends for the foreseeable future, but it may discontinue doing so at any time.

Exchange Rate Changes

Due to changes in exchange rates, our cash, cash equivalents, and restricted cash decreased by $0.6 million from the end of fiscal year 2021 to the end of the third quarter of fiscal 2022. These changes impacted our cash balances held in Canada, Thailand, and the United Kingdom.

Other

During the third quarter of fiscal 2022, there were no material changes to the information about our contractual obligations and commitments shown in the table contained in our Annual Report on Form 10-K for the fiscal year ended April 24, 2021. We do not expect our continuing compliance with existing federal, state and local statutes dealing with protection of the environment to have a material effect on our capital expenditures, earnings, competitive position or liquidity.

Critical Accounting Policies

We disclosed our critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended April 24, 2021. There were no material changes to our critical accounting policies or estimates during the nine months ended January 22, 2022.

Recent Accounting Pronouncements

See Note 1, Basis of Presentation, to the consolidated financial statements included in this Form 10-Q for a discussion of recently adopted accounting standards and other new accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first nine months of fiscal 2022, there were no material changes from the information contained in Item 7A of our Annual Report on Form 10-K for the fiscal year ended April 24, 2021.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the third quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

We disclosed our risk factors in our Annual Report on Form 10-K for the fiscal year ended April 24, 2021. There have been no material changes to our risk factors during the first nine months of fiscal 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our board of directors has authorized the repurchase of company stock. With respect to the third quarter of fiscal 2022, pursuant to the existing board authorization, we adopted a plan to repurchase company stock pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The plan was effective October 25, 2021. Under this plan, our broker has the authority to repurchase company shares on our behalf, subject to SEC regulations and the price, market volume and timing constraints specified in the plan. The plan expires at the close of business on November 26, 2021. We spent $25.0 million in the third quarter of fiscal 2022 to repurchase 0.7 million shares, pursuant to the plan and discretionary purchases. As of January 22, 2022, 7.9 million shares remained available for repurchase pursuant to the board authorization. With the operating cash flows we anticipate generating in fiscal 2022, we expect to continue repurchasing company stock.

The following table summarizes our repurchases of company stock during the quarter ended January 22, 2022:

(Unaudited, amounts in thousands, except per share data)	Total number of shares repurchased (1)	Average price paid per share	Total number of shares repurchased as part of publicly announced plan (2)	Maximum number of shares that may yet be repurchased under the plan
Fiscal November (October 24 – November 27, 2021)	424	$35.41	424	8,168
Fiscal December (November 28 – December 25, 2021)	279	35.80	279	7,889
Fiscal January (December 26 – January 22, 2022)	—	36.10	—	7,889
Fiscal Third Quarter of 2022	703	$35.56	703	7,889
(1)    In addition to the 702,713 shares we repurchased during the quarter as part of our publicly announced, board-authorized plan described above, this column includes 330 shares repurchased from employees to satisfy their withholding tax obligations upon vesting of restricted and performance based shares.
(2)    On October 28, 1987, our board of directors announced the authorization of the plan to repurchase company stock. The plan originally authorized 1.0 million shares, and since October 1987, 33.5 million shares have been added to the plan for repurchase, including 6.5 million shares approved by the company's board of directors on August 17, 2021. The authorization has no expiration date.

ITEM 6. EXHIBITS

Exhibit Number	Description
(31.1)	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a)
(31.2)	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a)
(32)	Certifications of Executive Officers pursuant to 18 U.S.C. Section 1350(b)
(101.INS)	Inline XBRL Instance Document
(101.SCH)	Inline XBRL Taxonomy Extension Schema Document
(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document
(104)	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 22, 2022, formatted in Inline XBRL (included in Exhibit 101)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LA-Z-BOY INCORPORATED
(Registrant)

Date: February 15, 2022

BY: /s/ Jennifer L. McCurry
Jennifer L. McCurry Vice President, Corporate Controller and Chief Accounting Officer