Form 10-K
period 2022-04-30
LA-Z-BOY INC
filed 2022-06-21
CIK 57131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2022
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

Based on the closing sales price as reported on the New York Stock Exchange on October 23, 2021, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant on that date was approximately $1,478 million.
The number of shares of common stock, $1.00 par value, of the registrant outstanding as of June 14, 2022 was 43,093,560.
DOCUMENTS INCORPORATED BY REFERENCE:
(1)Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for its 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

LA-Z-BOY INCORPORATED
ANNUAL REPORT ON FORM 10-K FOR FISCAL 2022
Note: The responses to Items 10 through 14 of Part III will be included in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the 2022 Annual Meeting of Shareholders. The required information is incorporated into this Form 10-K by reference to that document and is not repeated herein.

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

As of April 30, 2022, our supply chain operations included the following:

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

We sell our products through multiple channels: to furniture retailers or distributors in the United States, Canada, and approximately 55 other countries, including the United Kingdom, China, Australia, South Korea and New Zealand; directly to consumers through retail stores that we own and operate; and through our websites, www.la-z-boy.com and www.joybird.com.

•The centerpiece of our retail distribution strategy is our network of 348 La-Z-Boy Furniture Galleries® stores and 531 La-Z-Boy Comfort Studio® locations, each dedicated to marketing our La-Z-Boy branded products. We consider this dedicated space to be "proprietary."

◦La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort, and quality of La-Z-Boy furniture with our available design services. We own 161 of the La-Z-Boy Furniture Galleries® stores, while the remainder are independently owned and operated.
◦La-Z-Boy Comfort Studio® locations are defined spaces within larger independent retailers that are dedicated to displaying and selling La-Z-Boy branded products. All 531 La-Z-Boy Comfort Studio® locations are independently owned and operated.
◦In total, we have approximately 7.6 million square feet of proprietary floor space dedicated to selling La-Z-Boy branded products in North America.
◦We also have approximately 3.0 million square feet of floor space outside of the United States and Canada dedicated to selling La-Z-Boy branded products.

•Our other brands, England, American Drew, Hammary, and Kincaid enjoy distribution through many of the same outlets, with slightly over half of Hammary’s sales originating through the La-Z-Boy Furniture Galleries® store network.

◦Kincaid and England have their own dedicated proprietary in-store programs with 637 outlets and approximately 1.9 million square feet of proprietary floor space.
◦In total, our proprietary floor space includes approximately 12.5 million square feet worldwide.
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

Principal Products and Industry Segments

Our reportable operating segments include the Wholesale segment and the Retail segment. Our Wholesale segment manufactures and imports upholstered and casegoods (wood) furniture and sells directly to La-Z-Boy Furniture Galleries® stores, operators of La-Z-Boy Comfort Studio® locations, England Custom Comfort Center locations, major dealers, and a wide cross-section of other independent retailers. Our Retail segment primarily sells upholstered furniture, in addition to some casegoods and other accessories, to end consumers through our company-owned La-Z-Boy Furniture Galleries® stores.

We have provided additional detailed information regarding our segments and their products in Note 17, Segment Information, to our consolidated financial statements and Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section, both of which are included in this report.

COVID-19 Impact

We have been and continue to be impacted by the COVID-19 pandemic. Specifically, beginning in the fourth quarter of fiscal 2020, the temporary closure of our manufacturing facilities and company-owned stores due to state and local restrictions negatively impacted our financial results. In response to the financial impacts of the pandemic, beginning at the end of fiscal 2020, we took several actions to conserve cash in the near term and during the first quarter of fiscal 2021, we announced our business realignment plan, which included the reduction of our global workforce by about 10% across our manufacturing, retail, and corporate locations, and included the closure of our Newton, Mississippi upholstery manufacturing facility.

By the end of the first quarter of fiscal 2021, all retail and manufacturing locations had reopened, and since that time, we have experienced strong written orders as consumers continue to allocate more discretionary spending to home furnishings. In response to demand for our products outpacing our production capacity and with backlog still at a high level, our supply chain team continues to demonstrate agility and flexibility to identify ways to scale production capacity. We have increased capacity by adding manufacturing cells at our Mexico Cut-and-Sew Center, strategically adding second shifts and weekend production shifts to our U.S. plants when prudent, and temporarily reactivating a portion of our Newton, Mississippi upholstery manufacturing facility. In addition, we opened a leased upholstery assembly plant in San Luis Rio Colorado, Mexico and a leased sewing facility in Parras, Mexico during the third quarter of fiscal 2021 and the first quarter of fiscal 2022, respectively. Further, during the first quarter of fiscal 2022, we signed a lease to open additional manufacturing capacity in Torreón, Mexico which began operations at the end of the third quarter of fiscal 2022.

Additionally, in the third quarter of fiscal 2021 we recognized employee retention credits of $5.2 million in non-operating income for wages and healthcare costs paid to employees during suspension of operations due to government orders which qualify under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). No additional credits were taken during fiscal 2022.

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

Raw Materials and Parts

The principal raw materials and parts used for manufacturing that are purchased are cover (primarily fabrics and leather), polyester batting and polyurethane foam for cushioning and padding, lumber and plywood for frames, steel for motion mechanisms, electrical components for power units and various other metal components for fabrication of product. We purchase most of our polyurethane foam from three suppliers, which have several facilities across the United States or Mexico that deliver to our plants. We purchase cover from a variety of sources, but we rely on a limited number of major suppliers. We purchase more than half of our cover in a raw state (fabric rolls or leather hides) from suppliers in China, then cut and sew it into cover in our cut and sew facilities in Mexico. We purchase the remainder of our cut and sewn leather and fabric kits from five main suppliers primarily from China as well as Vietnam and Haiti. We use these suppliers primarily for their product design capabilities and to balance our mix of in-sourced and out-sourced production. If any of these suppliers experience financial or other difficulties, we could experience temporary disruptions in our manufacturing process until we find alternative sources of supply.

We manage our Asian supply chain through our global trading company in Hong Kong, which works to identify efficiencies and savings opportunities, while verifying La-Z-Boy quality standards are being adhered to and managing the relationships with our Asian suppliers.

During fiscal 2022, the prices of materials we use in our upholstery manufacturing process increased, driven by supply chain challenges due to COVID-19, higher demand for raw materials in manufacturing sectors and the home furnishings industry due to an economic sector rotation, and inflationary cost pressure. As we begin fiscal 2023, we expect raw material prices to remain at historically high levels in many categories due to price inflation in our core materials and global supply chain complexities. COVID-19 related issues will continue to introduce uncertainty into many markets, especially with respect to freight, tariffs and labor availability. To the extent that we experience incremental costs in any of these areas, we may increase our selling prices or assess material surcharges to offset the impact. However, increases in selling prices, or surcharges, may not fully mitigate the impact of raw material cost increases, which could adversely impact operating profits.

Finished Goods Imports

Imported finished goods represented 6% and 7% of our consolidated sales in fiscal 2022 and 2021, respectively. We import all of the casegoods (wood) furniture that we sell primarily to remain competitive for these products. In fiscal 2022, we purchased 63% of this imported product from four suppliers based in Asia. We use these suppliers primarily to leverage our buying power, to control quality and product flow, and because their capabilities align with our product design needs. If any of these suppliers experience financial or other difficulties, including sustained negative effects of the COVID-19 pandemic or supply chain challenges, we could experience disruptions in our product flow until we obtain alternate suppliers, which could be lengthy due to the longer lead time required for sourced wood furniture from Asian manufacturers.

The prices we paid for these imported products, including associated transportation costs, increased in fiscal 2022 compared with fiscal 2021, primarily due to constrained supply resulting from a combination of COVID-19 lockdowns, primarily in Vietnam, and increased demand across the industry. Additionally, shipping container availability was constrained throughout fiscal 2022, resulting from an imbalance in container supply driven by COVID-19 disruptions and elevated demand. Based on continued inflationary pressures and heightened demand for shipping capacity, in fiscal 2023 we anticipate overall product and freight costs associated with our finished goods imports to increase.

Seasonal Business

We believe that the demand for furniture generally reflects sensitivity to overall economic conditions, including consumer confidence, housing market conditions and unemployment rates. For our wholesale businesses, the fourth quarter has historically had the highest volume of delivered sales relative to other quarters. For our retail and e-commerce businesses, which includes our company-owned retail stores and Joybird, the third quarter typically has the highest volume of delivered sales relative to other quarters.

In a typical year, we schedule production to maintain consistent manufacturing activity throughout the year whenever possible. During the summer months, the furniture industry typically experiences weaker demand, and as such we typically shut down our domestic plants for one week each fiscal year to perform routine maintenance on our equipment. Accordingly, for our wholesale business, the first quarter is usually the Company's weakest quarter in terms of sales and earnings. Also driven by the seasonal slowdown in the summer, each of our retail business typically experiences its lowest sales in the first quarter.

During the last two fiscal years, our sales volume and production schedule did not follow typical trends due to the impact of COVID-19. Since our retail locations and manufacturing facilities reopened by the end of the first quarter of fiscal 2021, we have experienced heightened demand and in response, we took several actions to increase our production capacity throughout the last two fiscal years. As a result of these actions, coupled with the additional week in the fourth quarter of fiscal 2022, our wholesale and retail businesses both experienced their largest sales volume in the fourth quarter of fiscal 2022. Further, due to our record backlog as of the end of fiscal 2022, we also do not anticipate typical seasonal trends until the second half of fiscal 2023. We do not expect that this impact is reflective of any long term seasonal trends in the furniture industry or is an indicator that seasonal trends are permanently changing for our wholesale or retail businesses.

Economic Cycle and Purchasing Cycle

Our sales are impacted by the overall growth of the furniture industry, which is primarily influenced by consumer discretionary spending and existing and new housing activity. In addition, consumer confidence, employment rates, international trade policies, and other factors could affect demand. As a result of COVID-19, beginning in the second quarter of fiscal 2021, we experienced heightened demand, as more discretionary spending was allocated to the home furnishings industry which carried forward through much of fiscal 2022. However, as various COVID-related restrictions were lifted near the end of fiscal 2022, and given the current geopolitical climate and rising inflation, we are unable to predict how long this demand will last or to what extent these factors may impact the economic and purchasing cycle for our products in the short and long term.

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

Inventory: For our upholstery business within our Wholesale segment, we maintain raw materials and work-in-process inventory at our manufacturing locations. Finished goods inventory is maintained at our nine regional distribution centers as well as our manufacturing locations. Our regional distribution centers allow us to streamline the warehousing and distribution processes for our La-Z-Boy Furniture Galleries® store network, including both company-owned stores and independently-owned stores. Our regional distribution centers also allow us to reduce the number of individual warehouses needed to supply our retail outlets and help us reduce inventory levels at our manufacturing and retail locations.

For our casegoods business within our Wholesale segment, we import wood furniture from Asian vendors, resulting in long lead times on these products. To address these long lead times and meet our customers' delivery requirements, we typically maintain higher levels of finished goods inventory in our domestic warehouses, as a percentage of sales, of our casegoods products than our upholstery products.

Our company-owned La-Z-Boy Furniture Galleries® stores have finished goods inventory at the stores for display purposes.

Our Joybird business maintains raw materials and work-in-process inventory at its manufacturing location. Joybird finished goods inventory is maintained at our regional distribution centers, at its manufacturing and warehouse locations, or in-transit to the end consumer.

Our inventory increased $77.1 million as of year end fiscal 2022 compared with year end fiscal 2021 primarily to support increased sales demand and manufacturing capacity and to reduce the impact associated with volatility in raw material availability, as well as due to the higher cost of materials and other input costs. We actively manage our inventory levels on an ongoing basis to ensure they are appropriate relative to our sales volume, while maintaining our focus on service to our customers.

Accounts Receivable: Our accounts receivable increased $44.4 million as of year end fiscal 2022 compared with year end fiscal 2021. The increase in accounts receivable was primarily due to higher fourth quarter sales in fiscal 2022 compared with the same period a year ago driven by pricing and surcharge actions taken in response to rising manufacturing costs and higher overall volume. Additionally, our allowance for receivable credit losses was lower at the end of fiscal 2022 compared with the end of fiscal 2021 reflecting strong collection trends. We monitor our customers' accounts, limit our credit exposure to certain independent dealers and strive to decrease our days' sales outstanding where possible. Our days' sales outstanding is a measure of the time needed to collect outstanding accounts receivable once we have completed a sale and was approximately 30 days or less in both fiscal 2022 and fiscal 2021 on a consolidated basis.

Accounts Payable: Our accounts payable increased $9.9 million as of year end fiscal 2022 compared with year end fiscal 2021, primarily due to higher inventory purchases as we continue to scale production to meet increased demand.

Customer Deposits: We collect a deposit from our customers at the time a customer order is placed in one of our company-owned retail stores or through our websites, www.la-z-boy.com and www.joybird.com. Customer deposits increased $2.5 million as of fiscal year end 2022 compared with fiscal year end 2021, primarily due to higher written Retail and Joybird sales volume throughout the year.

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

We have formal agreements with many furniture retailers for them to display and merchandise products from one or more of our operating units and sell them to consumers in dedicated retail space, either in stand-alone stores or dedicated proprietary galleries or studios within their stores. We consider this dedicated space to be "proprietary." For our Wholesale segment, our fiscal 2022 customer mix based on sales was approximately 56% proprietary, 11% major dealers, such as Berkshire Hathaway, Sofa Carpet Specialist (SCS), Slumberland Furniture and Mathis Brothers, and 33% other independent retailers.

The success of our product distribution model relies heavily on having retail floor space that is dedicated to displaying and marketing our products. The 348-store La-Z-Boy Furniture Galleries® network is central to this approach. In addition, we sell product through proprietary space within other retail furniture stores, primarily La-Z-Boy Comfort Studio® locations, England Custom Comfort Center locations, Kincaid Shoppes, and other international locations. Additionally, our Joybird business, which sells product primarily online to end consumers through its website, www.joybird.com, also has a limited amount of proprietary retail showroom floor space in small format stores in key urban markets.

Maintaining, updating, and, when appropriate, expanding our proprietary distribution network is a key part of our overall sales and marketing strategy. We intend, over the long-term, to not only increase the number of stores in the network but also to continue to improve their quality, including upgrading old-format stores to our new concept design through remodels and relocations. We continue to maintain and update our current stores to improve the quality of the network. The La-Z-Boy Furniture Galleries® store network plans to open, relocate or remodel 40 to 45 stores during fiscal 2023, all of which will feature our latest store designs.

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

Orders and Backlog

We typically build upholstery units based on specific orders, either for dealer stock or to fill consumers' custom orders. We import casegoods product primarily to fill our internal orders, rather than customer or consumer orders, resulting in higher finished goods inventory on hand as a percentage of sales. We define backlog as any written order that has not yet been delivered, whether to an independent furniture retailer, an independently-owned La-Z-Boy Furniture Galleries® store, or the end consumer through our company-owned La-Z-Boy Furniture Galleries® stores.

Historically, the size of our backlog at a given time varies and may not be indicative of our future sales and, therefore, we do not rely entirely on backlogs to predict future sales. Our wholesale backlog was $697.2 million as of April 30, 2022, compared with $616.7 million as of April 24, 2021. The increase in our backlog was primarily due to pricing actions taken to mitigate the impact of rising raw material and freight costs, along with a shift in product mix, as higher production capacity kept pace with written order demand during fiscal 2022.

Competitive Conditions

We are the second largest manufacturer/distributor of residential (living and family room, bedroom, and dining room) furniture in the United States, as measured by annual sales volume.

Alternative distribution channels have increasingly affected our retail markets. Direct-to-consumer brands, such as Article and Burrow, bypass brick and mortar retailers entirely or in some cases have developed a product that can be shipped more easily than traditional upholstered furniture, thus increasing competition for our products. The increased ability of consumers to purchase furniture through various furniture manufacturers' and digital-only retailers' internet websites, including companies such as Amazon, Hayneedle, QVC, and Wayfair, has also increased competition in the industry. Although digital retailers operate with lower overhead costs than a brick-and-mortar retailer, customer acquisition costs and advertising spend is typically much higher. Department stores and big box retailers with an online presence also offer products that compete with some of our product lines.

The home furnishings industry competes primarily on the basis of product styling and quality, customer service (product availability and delivery), price, and location. We compete primarily by emphasizing our brand and the comfort, quality, styling and value of our products. In addition, we remain committed to innovation while striving to provide outstanding customer service, exceptional dealer support, and efficient on-time delivery. Maintaining, updating, and expanding our proprietary distribution system, including identifying desirable retail locations, is a key strategic initiative for us in striving to remain competitive. We compete in the mid to upper-mid price point, and a shift in consumer taste and trends to lower-priced products could negatively affect our competitive position.

In the Wholesale segment, our largest competitors are Ashley, Bassett, Bernhardt, Best Chair, Flexsteel, Hooker Furniture, Klaussner, Kuka, Lacquer Craft, Man Wah, and Southern Motion. Our wholesale business also faces additional market pressures from foreign manufacturers entering the United States market and increased direct purchases from foreign suppliers by large United States retailers.

The La-Z-Boy Furniture Galleries® stores operate in the retail furniture industry in the United States and Canada, and different stores have different competitors based on their geographic locations. Some competitors include: Arhaus, Ashley, Bassett Furniture Direct, Bob's Discount Furniture, Crate and Barrel, Ethan Allen, Restoration Hardware, Havertys, Williams-Sonoma, as well as several other regional competitors (for example Raymour & Flanigan Furniture, Mathis Brothers, and Slumberland Furniture), and family-owned independent furniture stores.

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

Compliance with Environmental Regulations

Our manufacturing operations involve the use and disposal of certain substances regulated under environmental protection laws and regulations and, from time to time, we may be involved in a small number of remediation actions and site investigations concerning these substances. Based on a review of all currently known facts and our experience with previous environmental matters, we currently do not believe it is probable that we will have any additional loss for environmental matters that would be material to our consolidated financial statements.

Human Capital

Employees

We employed approximately 12,800 full-time equivalent employees as of April 30, 2022, compared with approximately 11,500 employees at the end of fiscal 2021. The increase in headcount was primarily due to an increase in production and capacity at our Mexico manufacturing facilities to meet demand, along with our acquisition of the U.K. manufacturing business in the third quarter of fiscal 2022. As of April 30, 2022, we employed approximately 10,500 employees in our Wholesale segment, 1,500 in our Retail segment, 500 in our Joybird business, with the remaining employees being corporate personnel. We employ the majority of our employees on a full-time basis.

Purpose and Values

At La-Z-Boy, we believe in the transformational power of comfort. We provide an excellent consumer experience, create high quality products and empower people to transform rooms, homes and communities with comfort. Our teams are committed to our core values of Courage, Curiosity and Compassion. We are not afraid to try new things, we are relentless in our mission to understand our business and consumers, and we honor our almost 100-year legacy that was built on family.

Sustainability

As we build the La-Z-Boy of tomorrow, our goal is to make the world a better place through the transformational power of comfort. Aligned with our core values, we embrace curiosity for sustainable design, operate with compassion for a sustainable planet, and empower courage for a sustainable culture.

Sustainable Design. We embrace curiosity and our inquisitiveness helps us identify innovative opportunities for our products that uphold our commitment to quality, rely on sustainable materials and drive best practices in our supplier partnerships.

Sustainable Planet. We strive to operate La-Z-Boy with compassion for the environment. We are committed to responsible stewardship and integrate environmentally sound and sustainable practices into our daily decisions. We work to reduce emissions, increase recycling efforts, and conserve water in all areas of our business.

Sustainable Culture. At La-Z-Boy, we support our employees so they can make courageous choices and help our business thrive. Our people practices are linked to our sustainability initiatives. The sustainable culture we’re building empowers employees to do what is right in the workplace and in our communities. From supporting our employees’ careers and providing a safe and ethical work environment to giving back to the communities where we live and work, people are always at the heart of our brand.

Diversity, Inclusion and Belonging

We believe in creating and fostering a workplace in which all our employees feel valued, included and empowered to do their best work and contribute their ideas and perspectives. Our Company is committed to recruiting and retaining diverse talent so that our workforce better reflects the communities in which we operate our business globally. We recognize that our employees’ unique backgrounds, experiences and perspectives enable us to create the optimal work environment and deliver on our mission.

Aligning with our purpose and values, we intend to continue to be curious, courageous and compassionate in our efforts to foster an environment that attracts the best talent, values diversity of life experiences and perspectives and encourages innovation to accelerate the transformational power of comfort.

Our diversity, inclusion and belonging initiatives include:

•Integrating diversity, inclusion and belonging into our overall corporate strategy and developing impactful practices and initiatives to advance our Company’s diversity, inclusion and belonging journey;
•Leveraging our Diversity, Inclusion and Belonging Council to provide enterprise-wide leadership focused on supporting all our employees, developing training and learning opportunities for our employees on diversity, unconscious bias and other topics, and creating sustainable plans to increase diversity in talent acquisition;
•Expanding our support of employee resource groups, which include groups focused on Multicultural, Pride and Working Parents. Our ERG’s provide learning and mentorship experiences for our diverse employees, supporting our objective of creating diversity awareness across our organization, and helping our employees use their collective voices to positively impact our Company and the communities in which we operate our business and live;
•Revisiting, assessing and implementing changes to our processes, in an effort to continue mitigating unconscious bias and enhancing our inclusion recruiting strategy;
•Enhancing and expanding our supplier inclusion network;
•Expanding inclusive leaders training throughout the organization;
•Creating space for individuals to share their perspective, values and voice to our global population through employee written articles, our internal podcast, and multiple video series on our internal communications platform and;
•Demonstrating our Company’s commitment at the highest levels of leadership, including having our President and Chief Executive Officer sign the CEO Action for Diversity & Inclusion™ pledge to advance diversity and inclusion in the workplace

Safety and Health

We prioritize the health and safety of our employees, partners and the people in communities where we operate.

As the largest industrial manufacturer in many regions where we do business, we recognize our potential impact on surrounding communities. We actively partner with local agencies in these communities to build proactive emergency and contingency plans for any major incidents that may occur at our facilities and any natural disasters that may impact the region.

We work to forge relationships with agencies, such as the Occupational Safety and Health Administration (OSHA), to understand how we can best adhere to health and safety practices. During the COVID-19 pandemic, we worked with county health departments to approve our return-to-office and employee safety protocols before bringing employees back to our manufacturing plants.

Additionally, the National Safety Council (NSC) has recognized La-Z-Boy with hundreds of awards for safety performance and leadership throughout the Company’s history. This includes our recognition as a five-time recipient of the Corporate Safety Culture Award and the Green Cross for Safety Excellence award, which recognizes only one corporation each year for outstanding achievements in safety.

Community Giving

Throughout our 95-year history, giving back to our communities has been woven through La-Z-Boy’s culture following the example set by our founders. When it comes to giving, our vision is to improve the lives of others by developing exceptional programs based on partnerships where employees feel a sense of connection and pride in their communities and our mission is to enhance the quality of life in the communities in which we live and serve through leadership, financial contributions and volunteer efforts.

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

Throughout the COVID-19 pandemic, we have been committed to helping those in communities where we operate, including manufacturing masks and medical gowns during the early stages of the pandemic. During fiscal 2022, we hosted multiple on-site clinics at several of our North American locations to keep our communities safe and these programs were critical in providing vaccine access. For instance, our clinic in Mexico provided vaccine access to more than 12,000 community members outside of our workforce and this earned us recognition from Canacintra, an organization in Mexico representing the industrial sector and its employees.

Internet Availability
Our Forms 10-K, 10-Q, 8-K, proxy statements on Schedule 14A, and amendments to those reports are available free of charge through links on our internet website, www.la-z-boy.com, as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC"). Copies of any materials we file or furnish to the SEC can also be obtained free of charge through the SEC's website at www.sec.gov. The information on our website is not incorporated by reference into this report or any other reports we file with, or furnish to, the SEC.

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

Macroeconomic, Market and Strategic Risk Factors

The COVID-19 pandemic has had, and may continue to have, an adverse effect on our business, results of operations, and financial condition.

The COVID-19 pandemic continues to be highly unpredictable and volatile. The pandemic in the past has negatively impacted the world economy, significantly impacted global supply chains, and increased volatility within financial markets, all of which have negatively affected, and may continue to negatively affect, the home furnishings manufacturing and retail industry and our business. Various federal, state and local governmental authorities have taken actions to mitigate the spread of COVID-19 that have had a negative impact on our business. While these actions have generally now been rescinded in the United States, a resurgence of COVID-19 cases could prompt a return to tighter restrictions in certain areas, which could adversely impact our results of operations and financial condition.

We cannot anticipate the impact of any future resurgence of COVID-19 cases on consumer willingness to visit our company-owned La-Z-Boy Furniture Galleries® stores or the stores of our retail partners, levels of consumer spending, or employee willingness to work in our retail stores, distribution centers or manufacturing facilities in the future. We also actively manage our global supply chain and manufacturing operations, which have been adversely impacted with respect to availability and pricing of materials based on uncontrollable factors as well as COVID-19 related constraints on our manufacturing capacity as we continue to prioritize the health and safety of our employees. We have instituted measures to ensure our supply chain remains open to us; however, there could be global shortages that could in turn materially adversely impact our manufacturing operations that we currently cannot anticipate.

The extent of the impact of COVID-19 on our operational and financial performance will depend on future developments, including any future resurgence of the virus or new variants, the availability and adoption of vaccines within the markets in which we operate, status of governmental orders and guidelines, recovery of the business environment, global supply chain conditions, economic conditions, inflationary pressures, consumer confidence, and consumer demand for our products, all of which are highly uncertain. At this time, given the uncertainty of the ongoing effect of COVID-19, the extent of its impact on our business, results of operations, and financial condition cannot be determined.

Declines in certain economic conditions that impact consumer confidence and consumer spending could negatively impact our sales, results of operations and liquidity.

The furniture industry and our business are particularly sensitive to cyclical variations in the general economy and to uncertainty regarding future economic conditions. Our principal products are consumer goods that may be considered postponable discretionary purchases. Economic downturns and prolonged negative economic conditions could affect general consumer spending and decrease the overall demand for discretionary items, including home furnishings. Factors influencing consumer spending include, among others, general economic conditions, consumer disposable income, recession and fears of recession, inflation, unemployment, war and fears of war, availability of consumer credit, consumer debt levels, consumer confidence, conditions in the housing market, fuel prices, interest rates, sales tax rates, civil disturbances and terrorist activities, natural disasters, adverse weather, and health epidemics or pandemics such as the COVID-19 pandemic. While we have seen the negative effects from certain of these factors on consumer spending, starting in the second quarter of fiscal 2021, we experienced heightened demand as more discretionary consumer spending was allocated to home furnishings. However, we are unable to identify and predict whether and to what extent the prior demand level will continue or to what extent the cited factors may impact consumer spending on our products in the short and long term.

Our business and operating results may be harmed if we are unable to deliver products timely.

The COVID-19 pandemic has impacted overall economic conditions and customer demand. Subsequent to the announcement of our business realignment plan in the first quarter of fiscal 2021, consumers began allocating more discretionary spending to home furnishings and as a result, the demand for our products has outpaced our production capacity. Given this, we have a higher backlog and have experienced delays in fulfilling customer orders. Failure to deliver products to retailers and end consumers in a timely and effective manner could damage our reputation and brands and result in the loss of customers or reduced orders, which could adversely affect our business, results of operations and financial condition. In addition, it is difficult for us to predict the future impact of the COVID-19 pandemic, general economic conditions, and other factors which may impact customer demand trends for our products and services, customer spending levels, and customer shopping patterns and behaviors, including consumer willingness to visit physical retail locations, such as our company-owned La-Z-Boy Furniture Galleries® stores.

Loss of market share and other financial or operational difficulties due to competition would likely result in a decrease in our sales, earnings, and liquidity.

The residential furniture industry is highly competitive and fragmented. We currently compete with many other manufacturers and retailers, including online retailers. Some of these competitors offer widely advertised products or are large retail furniture dealers offering their own store-branded products. Competition in the residential furniture industry is based on quality, style of products, perceived value, price, service to the customer, promotional activities, and advertising. The highly competitive nature of the industry means we are constantly subject to the risk of losing market share, which would likely decrease our future sales, earnings, and liquidity. In addition, due to the large number of competitors and their wide range of product offerings, we may not be able to differentiate our products (through styling, finish, and other construction techniques) from those of our competitors.

Additionally, a majority of our sales are to distribution channels that rely on physical stores to merchandise and sell our products and a significant shift in consumer preference toward purchasing products online could have a material adverse impact on our sales and operating margin. Over the past several years, the furniture industry in general has experienced a shift to more online purchasing and the COVID-19 pandemic has accelerated the shift to online furniture purchases by changing customer shopping patterns and behaviors, including decreased consumer willingness to visit physical retail locations. We are attempting to meet consumers where they prefer to shop by expanding our online capabilities and improving the user experience at www.la-z-boy.com to drive more traffic to both our online site and our physical stores. We also own Joybird, a leading e-commerce retailer and manufacturer of upholstered furniture. Joybird sells product almost exclusively online, where there is significant competition for customer attention among online and direct-to-consumer brands.

These and other competitive pressures could cause us to lose market share, revenue and customers, increase expenditures or reduce prices, any of which could have a material adverse effect on our results of operations or liquidity.

Operational Risk Factors

Our business and our reputation could be adversely affected by cybersecurity incidents and the failure to protect sensitive employee, customer, consumer, vendor or Company data.

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

During fiscal 2022, we were subject, and will likely continue to be subject, to attempts to breach the security of our networks and IT infrastructure through cyber-attack, malware, ransomware, computer viruses, phishing attempts, social engineering and other means of unauthorized access. To the best of our knowledge, attempts to breach our systems have not been successful to date. A breach of our systems, either internally, through potential vulnerabilities of our employees' home networks, or at our third-party technology service providers, could adversely affect our business operations and result in the loss or misappropriation of, and unauthorized access to, sensitive information. A breach that results in the unauthorized release of sensitive information could adversely affect our reputation resulting in a loss of our existing customers and potential future customers, lead to financial losses due to remedial actions or potential liability, possibly including punitive damages, or we could incur regulatory fines or penalties. An electronic security breach resulting in the unauthorized release of sensitive data from our information systems or those of our third-party service providers could also materially increase the costs we already incur to protect against these risks, including costs associated with insurance coverage and potential remediation measures. We continue to balance the additional risk with the cost to protect us against a breach and have taken steps to ensure that losses arising from a breach would be covered in part by insurance that we carry, although the costs, potential monetary damages, and operational consequences of responding to cyber incidents and implementing remediation measures may be in excess of our insurance coverage or be not covered by our insurance at all.

In addition, due to the COVID-19 pandemic, we have implemented work-from-home policies for certain employees. Although we continue to implement strong physical and cybersecurity measures to ensure that our business operations remain functional and to ensure uninterrupted service to our customers, our systems and our operations remain vulnerable to cyberattacks and other disruptions due to the fact that a portion of our employees work remotely and we cannot be certain that our mitigation efforts will be effective.

We rely extensively on information technology systems to process transactions, summarize results, and manage our business and that of certain independent dealers. Disruptions in both our primary and back-up systems could adversely affect our business and results of operations.

Our primary and back-up information technology systems are subject to damage or interruption from power outages, telecommunications failures, hardware and software failures, computer hacking, cybersecurity breaches, computer viruses, phishing attempts, cyber-attacks, malware and ransomware attacks, errors by employees, natural disasters, adverse weather, and similar events. We also rely on technology systems and infrastructure provided by third-party service providers, who are subject to these same cyber and other risks. Interruptions of our critical business information technology systems or failure of our back-up systems could result in longer production times or negatively impact customers resulting in damage to our reputation and a reduction in sales. If our critical information technology systems or back-up systems were damaged or ceased to function properly, we might have to make a significant investment to repair or replace them. If a ransomware attack or other cybersecurity breach occurs, either internally or at our third-party technology service providers, it is possible we could be prevented from accessing our data which may cause interruptions or delays in our business, cause us to incur remediation costs or require us to pay ransom to a hacker which takes over our systems, or damage our reputation. While we carry insurance that would mitigate losses from certain damage, interruption, or breach of our information technology systems, insurance may be insufficient to compensate us fully for potential significant losses.

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

Our facilities and systems, as well as those of our vendors, are vulnerable to technology issues, natural disasters, adverse weather conditions, and other unexpected events, any of which could result in an interruption in our business and harm our operating results.

Our manufacturing and distribution facilities, company-owned La-Z-Boy Furniture Galleries® stores and corporate headquarters, as well as the operations of our vendors from which we receive goods and services, are vulnerable to damage from power outages, telecommunications failures, hardware and software failures, computer hacking, cybersecurity breaches, computer viruses, phishing attempts, cyberattacks, malware and ransomware attacks, errors by employees, tornadoes, earthquakes and other natural disasters, adverse weather, climate change, and similar events. If any of these events result in damage to our facilities or systems, or those of our vendors, we may experience interruptions in our business until the damage is repaired, which could result in the potential loss of sales and customers. In addition, we may incur costs in repairing any damage beyond our applicable insurance coverage.

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

In manufacturing furniture, we use various types of wood, fabrics, leathers, upholstered filling material, including polyurethane foam, steel, and other raw materials. Additionally, our manufacturing processes and plant operations use various electrical equipment and components. Because we are dependent on outside suppliers for these items, fluctuations in their price, availability, and quality have had, and could continue to have, a negative effect on our cost of sales and our ability to meet our customers' demands. We have a higher concentration in upholstery sales, including motion furniture, than many of our competitors, and the effects of steel, polyurethane foam, wood, electrical components for power units, leather and fabric price increases or quantity shortages could have a significant negative impact to our business. Competitive and marketing pressures may prevent us from passing along price increases to our customers, and the inability to meet our customers' demands could cause us to lose sales. Additionally, given our current backlog, we may experience delays in the realization of pricing actions due to the timing difference between written orders and the recognition of revenue upon delivery. As a result, we may experience volatility in our short-term operating results.

Further, most of our polyurethane foam comes from three suppliers. These suppliers have several facilities across the United States or Mexico, but adverse weather, natural disasters, or public health crises (such as pandemics or epidemics) could result in delays in shipments of polyurethane foam to our plants. Similarly, adverse weather, natural disasters, public health crises (such as pandemics or epidemics), labor disputes, possible acts of terrorism, port and canal blockages and congestion, and availability of shipping containers could result in delays in shipments or the absence of required raw materials from any of our suppliers.

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

We have operations in countries outside the United States, some of which are located in emerging markets. Long-term economic and political uncertainty in some of the countries in which we operate, such as the United Kingdom, Mexico and Thailand, could result in the disruption of markets and negatively affect our business. Our casegoods business imports products manufactured by foreign sources, mainly in Vietnam, and our Wholesale segment purchases cut-and-sewn fabric and leather sets, electronic component parts, and some finished goods from Chinese and other foreign vendors. Our cut-and-sewn leather sets are primarily purchased from suppliers that operate in China and the majority of our fabric products are also purchased from suppliers that operate in China. One of these primary suppliers provides both cut-and-sewn leather sets and fabric products. As a result of factors outside of our control, at times our sourcing partners have not been able to, and in the future may not be able to, produce or deliver goods in a timely fashion or the quality of their product may lead us to reject it, causing disruptions in our domestic operations and delays in shipments to our customers.

Changes in the domestic or international regulatory environment or trade policies could adversely affect our business and results of operations.

Changes in United States or international laws and regulations (including labor, environmental, investment and taxation laws and regulations), political environment, socio-economic conditions, or monetary and fiscal policies may also have a material adverse effect on our business in the future or require us to modify our current business practices. Because we manufacture components in Mexico, purchase components and finished goods manufactured in foreign countries, including China and Vietnam, participate in two consolidated joint ventures in Thailand, and operate a wholesale and retail business in Canada, we are subject to risks relating to changes in the domestic or international regulatory environment or trade policies, including new or increased duties, tariffs, retaliatory tariffs, trade limitations and termination or renegotiation of bilateral and multilateral trade agreements impacting our business. The United States has enacted certain tariffs on many items sourced from China, including certain furniture, accessories, furniture parts, and raw materials which are imported into the United States and that we use in our domestic operations. We may not be able to fully or substantially mitigate the impact of these tariffs, pass price increases on to our customers, or secure adequate alternative sources of products or materials. The tariffs, along with any additional tariffs or retaliatory trade restrictions implemented by other countries, could negatively impact customer sales, including potential delays in product received from our vendors, our cost of goods sold and results of operations. Conversely, if certain tariffs are eliminated or reduced, we may face additional competition from foreign manufacturers entering the United States market and from domestic retailers who rely on imported goods, putting pressure on our prices and margins which could adversely affect our results of operations. In addition, geopolitical pressures associated with the COVID-19 pandemic will continue to introduce uncertainty into many markets, including with respect to tariffs and freight. Finally, our business in the United Kingdom has, and could further, be affected by the United Kingdom's exit from the European Union, and our sales and margins there and in other foreign countries could be adversely affected by the imposition in foreign countries of import bans, quotas, and increases in tariffs.

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

We also operate a wholesale sales office that is responsible for distributing La-Z-Boy products in the United Kingdom and Ireland, as well as a manufacturing business in the United Kingdom which was acquired in the third quarter of fiscal 2022. Our assets include goodwill and other intangible assets, including acquired customer relationships, in connection with our acquisition of the wholesale business. If we do not meet our sales or earnings expectations for these operations, we may incur charges for the impairment of goodwill or the impairment of our intangible assets.

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

In the event that we draw on our credit facility, outstanding amounts may become immediately due and payable upon certain events of default, including a failure to comply with the financial covenants in the credit agreement—a consolidated net lease adjusted leverage ratio requirement and a consolidated fixed-charge coverage ratio requirement—or with certain other affirmative and negative covenants in the credit agreement. If we are unable to access additional credit at the levels we require, or the cost of credit is greater than expected, it could adversely affect our results of operations or financial condition.

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

Legal and Regulatory Risk Factors

Our business and our reputation could be adversely affected by the failure to comply with evolving regulations relating to our obligation to protect sensitive employee, customer, consumer, vendor or Company data.

We receive, process, store, use and share data, some of which contains personal information. There are numerous federal, state, local and foreign laws and regulations regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. These laws and regulations are regularly changing, subject to uncertain and differing interpretations and may be inconsistent among countries or conflict with other rules. For example, the European General Data Protection Regulation (“GDPR”) applies to us and creates a range of requirements and compliance obligations regarding the treatment of personal data, including the public disclosure of significant data breaches, and imposes significant penalties for non-compliance. The California Consumer Privacy Act (“CCPA”), among other things, imposes additional requirements with respect to disclosure and deletion of personal information of California residents. The CCPA provides civil penalties for violations, as well as a private right of action for data breaches. The GDPR, the CCPA, the recently approved California Privacy Rights Act, and other privacy and data protection laws may increase our costs of compliance and risks of non-compliance, which could result in substantial penalties, negative publicity and harm to our brand. It is possible that these laws may be interpreted or applied in a manner that is adverse to us, unforeseen, or otherwise inconsistent with our practices or that we may not adequately adapt our internal policies and/or procedures to evolving regulations, any of which could result in litigation, regulatory investigations and potential legal liability, require us to change our practices in a manner adverse to our business or limit access to our products and services in certain countries. As a result, our reputation and brand, which are critical to our business operations, may be harmed, we could incur substantial costs, including costs related to litigation, or we could lose both customers and revenue.

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

Millions of our products, sold over many years, are currently used by consumers. We have voluntarily recalled products in the past, and while none of those recalls has resulted in a material expense or other significant adverse effect, a significant product recall or other product-related litigation could result in future additional expense, penalties, and injury to our brands and reputation, and adversely affect our business and results of operations. In addition, we are involved in lawsuits, claims and proceedings incident to the ordinary course of our business. Litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could result in costly litigation that could adversely affect our business and results of operations.

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

Our operations are subject to risks of unsettled political conditions, natural or man-made disasters, adverse weather, climate change, acts of war, terrorism, organized crime, and public health concerns. Any of these risks could make servicing our customers more difficult or cause disruptions in our manufacturing plants or distribution centers that could reduce our sales, earnings, or both in the future.

We make certain assumptions, judgments and estimates that impact the amounts reported in our consolidated financial statements, which, if not accurate, may impact our financial results.

Certain assumptions, judgments and estimates impact amounts reported in our consolidated financial statements, including but not limited to, inventories, goodwill, intangible assets, product warranty liabilities, insurance and legal-related liabilities, contingent consideration and income taxes. To derive our assumptions, judgments and estimates, we use historical experience and various other factors that we believe are reasonable as of the date we prepare our consolidated financial statements. Our goodwill and contingent consideration liability, resulting from certain acquisitions, are based on the expected future performance of the operations acquired. At least annually, we reassess the goodwill for impairment and quarterly, we reassess the fair value of any contingent consideration. Changes in business conditions or other events could materially change the projection of future cash flows or the discount rate we used in the fair value calculation of the goodwill and contingent consideration. Actual results could differ materially from our estimates, and such differences may impact our financial results.

We may not be able to recruit and retain key employees and skilled workers in a competitive labor market.

If we cannot successfully recruit and retain key employees and skilled workers or we experience the unexpected loss of those employees, our operations may be negatively impacted. A shortage of qualified personnel along with cost inflation may require us to enhance our compensation in order to compete effectively in the hiring and retention of qualified employees.
We have implemented work-from-home policies for certain employees, which may negatively impact productivity. Even though many stay-at-home orders and similar restrictions and limitations have been rescinded, we may not be able to conduct our business in the ordinary course, due to, among other things, disruptions in our supply chain, government relief programs that impact labor availability, and delays in ramping up operations. As our employees have returned to work in our physical locations, our employees may be exposed to COVID-19 or other variants of the virus, and we may face claims by such employees or regulatory authorities that we have not provided adequate protection to our employees with respect to the spread of COVID-19 at our physical locations, which may affect our business, results of operations, and reputation.

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

Our aspirations, goals and disclosures related to ESG matters expose us to numerous risks, including risks to our reputation and stock price.

There has been increased focus from our stakeholders, including consumers, employees, and investors, on our ESG practices. We plan to establish and announce goals and other objectives related to ESG matters. These goal statements will reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Our efforts to accomplish and accurately report on these goals and objectives present numerous operational, reputational, financial, legal, and other risks, any of which could have a material negative impact, including on our reputation, stock price, and results of operation. We could also incur additional costs and require additional resources to implement various ESG practices to make progress against our public goals and to monitor and track our performance with respect to such goals.

The standards for tracking and reporting on ESG matters are relatively new, have not been formalized and continue to evolve. Collecting, measuring, and reporting ESG information and metrics can be difficult and time consuming. Our selected disclosure framework or standards may need to be changed from time to time, which may result in a lack of consistent or meaningful comparative data from period to period. In addition, our interpretation of reporting frameworks or standards may differ from those of others and such frameworks or standards may change over time, any of which could result in significant revisions to our goals or reported progress in achieving such goals.

Our ability to achieve any ESG-related goal or objective is subject to numerous risks, many of which are outside of our control, including: the availability and cost of low-or non-carbon-based energy sources and technologies, evolving regulatory requirements affecting ESG standards or disclosures, the availability of vendors and suppliers that can meet our sustainability, diversity and other standards, and the availability of raw materials that meet and further our sustainability goals. If our ESG practices do not meet evolving consumer, employee, investor or other stakeholder expectations and standards or our publicly-stated goals, then our reputation, our ability to attract or retain employees and our competitiveness, including as an investment and business partner, could be negatively impacted. Furthermore, if our competitors’ ESG performance is perceived to be better than ours, potential or current customers and investors may elect to do business with our competitors instead, and our ability to attract or retain employees could be negatively impacted. Our failure, or perceived failure, to pursue or fulfill our goals, targets, and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could also expose us to government enforcement actions and private litigation.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTIES.

Properties owned or leased at April 30, 2022 by segment:

(Amounts in millions)	Square Feet
Wholesale	9.5
Retail	3.3
Corporate & Other	0.4
Active manufacturing, warehousing and distribution centers, office, showroom and retail facilities	13.2
Idle facilities	0.1
Total property	13.3

Our active facilities and retail locations are located across the United States and in Mexico, Thailand, Canada, China, Hong Kong, and the United Kingdom. We own our world headquarters building in Monroe, Michigan and all of our domestic manufacturing plants with the exception of our Newton, Mississippi facility, which is leased. A joint venture in which we participate owns our Thailand plant. We lease the majority of our retail stores, regional distribution centers, certain office space and our manufacturing facilities in Mexico and the United Kingdom. For information on operating lease terms for our properties, see Note 6, Leases, to our consolidated financial statements, which is included in Item 8, Financial Statements and Supplementary Data, of this report.

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

Melinda D. Whittington, age 55
•President and Chief Executive Officer since April 25, 2021
•Senior Vice President and Chief Financial Officer from June 2018 through April 24, 2021
•Chief Financial Officer – Allscripts Healthcare Solutions, Inc., a publicly traded healthcare information technology solutions company, from February 2016 through June 2017

Robert G. Lucian, age 59
•Senior Vice President and Chief Financial Officer since April 25, 2021
•Vice President, Finance from January 2019 through April 24, 2021
•Chief Financial Officer – North America Professional Beauty of Coty Inc., a global beauty company, from October 2016 through June 2018

Michael A. Leggett, age 49
•Senior Vice President and Chief Supply Chain Officer since May 1, 2022
•Vice President and Chief Supply Chain Officer since December 2021
•Vice President Global Supply Chain Operations – Dentsply Sirona Inc., a dental products and technologies manufacturer, from February 2019 through December 2021
•Vice President Global Supply Chain and Sourcing – Masonite International Corporation, an interior and exterior doors manufacturer and distributor, from April 2017 through February 2019

Otis S. Sawyer, age 64
•Senior Vice President and President, La-Z-Boy Portfolio Brands since February 2017

Raphael Z. Richmond, age 52
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
Shareholders
Our common stock trades on the New York Stock Exchange under the trading symbol "LZB". We had approximately 1,721 registered holders of record of La-Z-Boy's common stock as of June 14, 2022. A substantially greater number of holders of La-Z-Boy common stock are "street name" or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
Performance Graph
The graph below shows the cumulative total return for our last five fiscal years that would have been realized (assuming reinvestment of dividends) by an investor who invested $100 on April 29, 2017, in our shares of common stock, in the S&P 500 Composite Index, and in the Dow Jones U.S. Furnishings Index.

Company/Index/Market	4/29/2017	4/28/2018	4/27/2019	4/25/2020	4/24/2021	4/30/2022
La-Z-Boy Incorporated	$100.00	$106.73	$120.14	$79.40	$164.44	$101.85
S&P 500 Composite Index	$100.00	$114.20	$128.28	$126.28	$189.21	$189.68
Dow Jones U.S. Furnishings Index	$100.00	$88.67	$74.46	$48.98	$122.71	$85.58
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our board of directors has authorized the repurchase of Company stock. With respect to the fourth quarter of fiscal 2022, pursuant to the existing board authorization, we adopted a plan to repurchase company stock pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The plan was effective January 24, 2022. Under this plan, our broker has the authority to repurchase Company shares on our behalf, subject to SEC regulations and the price, market volume and timing constraints specified in the plan. The plan expired at the close of business on February 26, 2022. We spent $15.0 million in the fourth quarter of fiscal 2022 to repurchase 0.4 million shares, pursuant to the plan and discretionary purchases. As of April 30, 2022, 7.5 million shares remained available for repurchase pursuant to the board authorization. We spent $90.6 million in fiscal 2022 to purchase 2.5 million shares. With the operating cash flows we anticipate generating in fiscal 2023, we expect to continue repurchasing Company stock.
The following table summarizes our repurchases of company stock during the quarter ended April 30, 2022:

(Amounts in thousands, except per share data)	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan (2)	Maximum number of shares that may yet be purchased under the plan
Fiscal February (January 23 - February 26, 2022)	425	$35.37	424	7,465
Fiscal March (February 27 - March 26, 2022)	—	$—	—	7,465
Fiscal April (March 27 - April 30, 2022)	4	$26.45	—	7,465
Fiscal Fourth Quarter of 2022	429	$35.29	424	7,465
(1)In addition to the 423,857 shares purchased during the quarter as part of our publicly announced director authorization described above, this column includes 5,189 shares purchased from employees to satisfy their withholding tax obligations upon vesting of restricted shares.
(2)On October 28, 1987, our board of directors announced the authorization of the plan to repurchase company stock. The plan originally authorized 1.0 million shares, and since October 1987, 33.5 million shares have been added to the plan for repurchase, including 6.5 million shares approved by the Company's board of directors on August 17, 2021. The authorization has no expiration date.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during fiscal year 2022.

ITEM 6.    RESERVED.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We have prepared this Management's Discussion and Analysis as an aid to understanding our financial results. It should be read in conjunction with the accompanying Consolidated Financial Statements and related Notes to Consolidated Financial Statements. It also includes management’s analysis of past financial results and certain potential factors that may affect future results, potential future risks and approaches that may be used to manage those risks. See "Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report for a discussion of factors that may cause results to differ materially. Note that our 2022 fiscal year included 53 weeks, whereas 2021 and 2020 fiscal years included 52 weeks.

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

As of April 30, 2022, our supply chain operations included the following:

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

We sell our products through multiple channels: to furniture retailers or distributors in the United States, Canada, and approximately 55 other countries, including the United Kingdom, China, Australia, South Korea and New Zealand; directly to consumers through retail stores that we own and operate; and through our websites, www.la-z-boy.com and www.joybird.com.

•The centerpiece of our retail distribution strategy is our network of 348 La-Z-Boy Furniture Galleries® stores and 531 La-Z-Boy Comfort Studio® locations, each dedicated to marketing our La-Z-Boy branded products. We consider this dedicated space to be "proprietary."

◦La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort, and quality of La-Z-Boy furniture with our available design services. We own 161 of the La-Z-Boy Furniture Galleries® stores, while the remainder are independently owned and operated.
◦La-Z-Boy Comfort Studio® locations are defined spaces within larger independent retailers that are dedicated to displaying and selling La-Z-Boy branded products. All 531 La-Z-Boy Comfort Studio® locations are independently owned and operated.
◦In total, we have approximately 7.6 million square feet of proprietary floor space dedicated to selling La-Z-Boy branded products in North America.
◦We also have approximately 3.0 million square feet of floor space outside of the United States and Canada dedicated to selling La-Z-Boy branded products.

•Our other brands, England, American Drew, Hammary, and Kincaid enjoy distribution through many of the same outlets, with slightly over half of Hammary’s sales originating through the La-Z-Boy Furniture Galleries® store network.

◦Kincaid and England have their own dedicated proprietary in-store programs with 637 outlets and approximately 1.9 million square feet of proprietary floor space.
◦In total, our proprietary floor space includes approximately 12.5 million square feet worldwide.
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
We plan to drive growth in the following ways:

•Leveraging and reinvigorating our brand with a consumer focus and expanded omni-channel presence. Our strategic initiatives to leverage and reinvigorate our iconic La-Z-Boy brand center on a renewed focus on leveraging the compelling La-Z-Boy comfort message, accelerating our omni-channel offering, and identifying additional consumer-based growth opportunities. Our marketing platform featuring celebrity brand ambassador Kristen Bell drives brand recognition and injects youthful style and sensibility into our marketing campaign, which enhances the appeal of our brand with a younger consumer base. Further, our goal is to connect with consumers along their purchase journey through multiple means, whether online or in person. We are driving change throughout our digital platforms to improve the user experience, with a specific focus on the ease with which customers browse through our broad product assortment, customize products to their liking, find stores to make a purchase, or purchase at www.la-z-boy.com.

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

•Growing our company-owned retail business. We are focused on growing this business by increasing same-store sales through improved execution at the store level and by opportunistically acquiring existing La-Z-Boy Furniture Galleries® stores and opening new La-Z-Boy Furniture Galleries® stores, primarily in markets that can be serviced through our regional distribution centers, where we see opportunity for growth, or where we believe we have opportunities for further market penetration.

•Accelerating the growth of the Joybird brand. During fiscal 2019, we purchased Joybird, a leading e-commerce retailer and manufacturer of upholstered furniture with a direct-to-consumer model. We believe that Joybird is a brand with significant potential and our strategic initiatives in this area focus on fueling profitable growth through an increase in digital marketing spend to drive awareness and customer acquisition, ongoing investments in technology, an expansion of product assortment, and providing additional small format stores in key urban markets to enhance our consumers' omni-channel experience.

•Enhancing our enterprise capabilities to support the growth of our consumer brands and enable potential acquisitions for growth. In addition to our branded distribution channels, approximately 2,200 other dealers sell La-Z-Boy products, providing us the benefit of multi-channel distribution. These outlets include some of the best-known names in the industry, including Slumberland, Nebraska Furniture Mart, Mathis Brothers and Raymour & Flanagan. We believe there is significant growth potential for our consumer brands through these retail channels. Our strategic initiatives focus on enhancing our enterprise capabilities to support the growth of our consumer brands and improving the agility of our supply chain so that it can more broadly support all our consumer brands.
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

•Retail Segment. Our Retail segment consists of one operating segment comprised of our 161 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment sells primarily upholstered furniture, in addition to some casegoods and other accessories, to end consumers through these stores.

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

Results of Operations

The following discussion provides an analysis of our results of operations and reasons for material changes therein for fiscal year 2022 as compared with fiscal year 2021. See “Results of Operations” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2021 Annual Report on Form 10-K, filed with the SEC on June 15, 2021, for an analysis of the fiscal year 2021 results as compared to fiscal year 2020.

Fiscal Year 2022 and Fiscal Year 2021

La-Z-Boy Incorporated

	(53 weeks)	(52 weeks)	(FY22 vs FY21)
(Amounts in thousands, except percentages)	4/30/2022	4/24/2021	% Change
Sales	$2,356,811	$1,734,244	35.9%
Operating income	206,756	136,736	51.2%
Operating margin	8.8%	7.9%

Sales

Consolidated sales in fiscal 2022 increased 36%, or $622.6 million, compared with the prior year. We estimate the additional week in fiscal 2022 contributed $48.9 million to the increase based on the average weekly sales for the fourth quarter of fiscal 2022. Since retail and manufacturing locations reopened after COVID-related shutdowns at the beginning of fiscal 2021, we have experienced strong written order trends while facing challenges in the global supply chain. In response to heightened demand, we have expanded our manufacturing capacity, increased our strategic raw material reserves, and taken pricing and surcharge actions to counteract rising materials and freight costs. Despite continued supply chain headwinds, the ongoing impact of these strategic actions and sustained demand led to record sales in fiscal 2022.

Operating Margin

Operating margin, which is calculated as operating income as a percentage of sales, increased 90 basis points in fiscal 2022 compared with the prior year.

•Gross margin decreased 380 basis points during fiscal 2022 compared with fiscal 2021.

◦Continued increases in demand, as well as availability challenges in the global supply chain caused by the COVID-19 pandemic led to raw material and freight cost inflation. In response, we took pricing and surcharge actions which partially offset rising costs and were increasingly realized in the second half of the fiscal year.
◦The expansion of our manufacturing capacity, in response to increased demand and sustained backlog, has led to higher production costs. Further, continued labor challenges and shortages of component parts resulted in temporary plant inefficiencies at various points throughout the fiscal year.

•Selling, general, and administrative ("SG&A") expense as a percentage of sales decreased 470 basis points during fiscal 2022 compared with fiscal 2021.

◦Changes in the fair value of the Joybird contingent consideration liability resulted in a comparative 100 basis point decrease in SG&A as a percentage of sales. During fiscal 2021 we recognized a $14.1 million pre-tax charge resulting from the increase in the fair value of the Joybird contingent consideration liability based on improved financial projections at that time. During fiscal 2022 we recognized a $3.3 million pre-tax gain to reduce the fair value of the Joybird contingent consideration liability based on our most recent projections for the fiscal 2023 performance period.
◦During the fourth quarter of fiscal 2022, we recognized a $10.7 million gain on sale-leaseback transactions for the buildings and related fixed assets of three retail stores, resulting in a 50 basis point decrease in SG&A as a percentage of sales.
◦Fiscal 2022 included a gain resulting from the sale of our Newton, Mississippi manufacturing facility while fiscal 2021 included expenses resulting from our business realignment plan. These actions resulted in a comparative 30 basis point decrease in SG&A as a percentage of sales in fiscal 2022.
◦The remaining decrease in SG&A as a percentage of sales in fiscal 2022 was due to higher sales volume relative to fixed costs.

We explain these items further when we discuss each segment's results later in this Management's Discussion and Analysis.

Wholesale Segment

	(53 weeks)	(52 weeks)	(FY22 vs FY21)
(Amounts in thousands, except percentages)	4/30/2022	4/24/2021	% Change
Sales	$1,768,838	$1,301,298	35.9%
Operating income	134,013	134,312	(0.2)%
Operating margin	7.6%	10.3%

Sales

The Wholesale segment's sales increased 36%, or $467.5 million, in fiscal 2022 compared with fiscal 2021. Approximately half of the sales increase during fiscal 2022 was the result of higher volume driven by increased demand following the reopening of our stores after COVID-related shutdowns at the beginning of fiscal 2021. Since that time, we have continued to expand and scale our manufacturing capabilities to meet demand and work through our record backlog resulting in significant sales growth. Further, we estimate the additional week in fiscal 2022 compared with fiscal 2021 contributed a $36.6 million increase in sales, based on the average weekly sales for the fourth quarter of fiscal 2022. The remaining increase in sales was primarily attributable to pricing and surcharge actions taken in response to rising manufacturing and freight costs, which were increasingly realized in the second half of fiscal 2022.

Operating Margin

The Wholesale segment's operating margin decreased 270 basis points in fiscal 2022 compared with fiscal 2021.

•Gross margin decreased 400 basis points during fiscal 2022 compared with fiscal 2021.

◦Higher demand and global supply chain challenges led to rising raw material and freight costs, resulting in a 720 basis point decrease in gross margin.
◦Pricing and surcharge actions taken to mitigate rising raw material and freight costs were increasingly realized over the course of fiscal 2022 as our backlog delayed the full benefit of these actions, resulting in a 550 basis point increase in gross margin.
◦Continued manufacturing expansion, in response to significant increases in written order demand, along with temporary component part unavailability, and sustained labor challenges drove an increase in production costs resulting in a 240 basis point decrease in gross margin.

•SG&A expense as a percentage of sales decreased 130 basis points during fiscal 2022 compared with fiscal 2021.

◦The decrease in SG&A as a percentage of sales in fiscal 2022 was primarily due to higher sales volume relative to both fixed costs and marketing spend.
◦Fiscal 2022 included a gain resulting from the sale of our Newton, Mississippi manufacturing facility while fiscal 2021 included expenses resulting from our business realignment plan. These actions resulted in a comparative 30 basis point decrease in SG&A as a percentage of sales in fiscal 2022.

Retail Segment

	(53 weeks)	(52 weeks)	(FY22 vs FY21)
(Amounts in thousands, except percentages)	4/30/2022	4/24/2021	% Change
Sales	$804,394	$612,906	31.2%
Operating income	109,546	46,724	134.5%
Operating margin	13.6%	7.6%

Sales

The Retail segment's sales increased $191.5 million, or 31%, in fiscal 2022 compared with fiscal 2021 led by a 28% increase in delivered same-stores sales. Additionally, the Retail segment benefited from a $31.9 million increase in sales related to our fiscal 2022 retail store acquisitions and the full-year impact of our fiscal 2021 retail store acquisition (refer to Note 2, Acquisitions for further information). Further, we estimate the additional week in fiscal 2022 compared with fiscal 2021 contributed a $16.6 million increase in sales based on the average weekly sales for the fourth quarter of fiscal 2022.

Since the reopening of our retail stores in the beginning of fiscal 2021, demand for products in the home furnishings category has increased and we have experienced strong sales trends. While written same-store sales in fiscal 2022 were relatively flat compared with fiscal 2021, compared to pre-pandemic fiscal 2020, written same-store sales have increased at a compound annual growth rate of 15%. Same-store sales include the sales of all currently active stores which were open for each comparable period.

Operating Margin

The Retail segment's operating margin increased 600 basis points in fiscal 2022 compared with the prior year.

•Gross margin decreased 90 basis points during fiscal 2022 compared with fiscal 2021, primarily due to the timing difference between higher product costs resulting from the pricing and surcharge actions taken by our manufacturing business and pricing actions taken by the Retail business which are realized upon delivery.

•SG&A expense as a percentage of sales decreased 690 basis points during fiscal 2022 compared with fiscal 2021, primarily due to higher delivered sales relative to selling expenses, marketing spend, and fixed costs, primarily occupancy expenses. Additionally, during the fourth quarter of fiscal 2022, we recognized a $10.7 million gain on sale-leaseback transactions for the buildings and related fixed assets of three retail stores, resulting in a 130 basis point decrease in SG&A expense as a percentage of sales.

Corporate and Other

	(53 weeks)	(52 weeks)	(FY22 vs FY21)
(Amounts in thousands, except percentages)	4/30/2022	4/24/2021	% Change
Sales	$195,959	$127,370	53.9%
Eliminations	(412,380)	(307,330)	34.2%
Operating loss	(36,803)	(44,300)	(16.9)%

Sales

Sales increased $68.6 million in fiscal 2022 compared with fiscal 2021, primarily due to a $67.2 million, or 62% increase from Joybird, which contributed $176.4 million in sales in fiscal 2022. Of that increase, we estimate $3.8 million was attributable to the additional week in fiscal 2022 compared with fiscal 2021, based on the average weekly sales for the fourth quarter of fiscal 2022. The additional growth in Joybird sales was primarily driven by increased demand for products in the home furnishings category, investments in marketing and website enhancements resulting in higher online conversion, increased pricing and favorable product mix, and the addition of retail store locations. Further, sales in fiscal 2021 were negatively impacted by COVID-19, although to a lesser extent than our other retail businesses as Joybird primarily operates in the online, direct-to-consumer marketplace. Written sales for Joybird were up 27% in fiscal 2022 compared with fiscal 2021, driven by growth of the brand behind significant investments in marketing.

Intercompany eliminations increased in fiscal 2022 compared with fiscal 2021 due to higher sales from our Wholesale segment to our Retail segment, driven by increased sales in the Retail segment.

Operating Loss

Our Corporate and Other operating loss was $7.5 million lower in fiscal 2022 compared with fiscal 2021.

•Changes in the fair value of the Joybird contingent consideration liability resulted in a comparative $17.4 million decrease in operating loss. During fiscal 2021, we recognized a $14.1 million pre-tax charge resulting from the increase in the fair value of the Joybird contingent consideration liability based on financial projections at that time. During fiscal 2022, we recognized a $3.3 million pre-tax gain to reduce the fair value of the Joybird contingent consideration liability based on our most recent projections for the fiscal 2023 performance period.

•The items above were partially offset by decreased operating profits at Joybird as a result of significant investments in marketing to drive customer acquisition and awareness combined with rising raw material and freight costs due to higher demand and global supply chain challenges.

•Increased investments in our technology infrastructure further offset the comparative gain noted above.

Non-Operating Income (Expense)

Interest Expense and Interest Income

Interest expense was $0.5 million lower and interest income was $0.2 million higher in fiscal 2022 compared with fiscal 2021. The decrease in interest expense was primarily due to lower rates associated with our new credit facility entered into during the second quarter of fiscal 2022. Refer to Note 10, Debt, to our consolidated financial statements for additional information.

Other Income (Expense), Net

Other income (expense), net was $1.7 million of expense in fiscal 2022 compared with $9.5 million of income in fiscal 2021. The expense in fiscal 2022 was primarily due to unrealized losses on investments. The income in fiscal 2021 was primarily due to the benefit of $5.2 million of payroll tax credits resulting from the CARES Act along with unrealized gains on investments.

Income Taxes

Our effective income tax rate was 25.9% for fiscal 2022 and 26.3% for fiscal 2021.

Impacting our effective tax rate for fiscal 2022 was a net tax benefit of $0.7 million from the tax effect of the fair value adjustment of contingent consideration liability related to the Joybird acquisition.

Liquidity and Capital Resources

Our sources of liquidity include cash and equivalents, short-term and long-term investments, cash from operations, and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, invest in capital expenditures, and fulfill other cash requirements for day-to-day operations, including fiscal 2023 contractual obligations.

We had cash, cash equivalents and restricted cash of $248.9 million at April 30, 2022, compared with $394.7 million at April 24, 2021. Included in our cash, cash equivalents and restricted cash at April 30, 2022, is $54.7 million held by foreign subsidiaries, the majority of which we have determined to be permanently reinvested. In addition, we had investments to enhance our returns on cash of $27.2 million at April 30, 2022, compared with $32.5 million at April 24, 2021.
The following table illustrates the main components of our cash flows:

	Fiscal Year Ended
	(53 weeks)	(52 weeks)
(Amounts in thousands)	4/30/2022	4/24/2021
Cash Flows Provided By (Used For)
Net cash provided by operating activities (1)	$79,004	$309,917
Net cash used for investing activities	(78,371)	(40,703)
Net cash used for financing activities	(144,561)	(141,054)
Exchange rate changes	(1,919)	3,015
Change in cash, cash equivalents and restricted cash	$(145,847)	$131,175
(1)The decrease in net cash provided by operating activities year over year is primarily due to the significant increase in customer deposits during fiscal 2021 resulting from a surge in written sales once retail stores reopened, along with a significant increase in inventory balances in fiscal 2022 to support increased sales demand and manufacturing capacity.

Operating Activities

During fiscal 2022, net cash provided by operating activities was $79.0 million. Our cash provided by operating activities was primarily attributable to net income, adjusted for non-cash items, generated during the period partially offset by an increase in working capital. The increase in working capital was led by higher inventory to ensure input material availability to support increased sales demand and manufacturing capacity along with higher receivables due to increased sales.

During fiscal 2021, net cash provided by operating activities was $309.9 million. Our cash provided by operating activities was primarily attributable to a $140.0 million increase in customer deposits driven by the increase in written Retail and Joybird sales in the period and net income, adjusted for non-cash items, generated during the period.

Investing Activities

During fiscal 2022, net cash used for investing activities was $78.4 million, primarily due to the following:

•Cash used for capital expenditures in the period was $76.6 million, which primarily related to plant upgrades to our upholstery manufacturing and distribution facilities in Neosho, Missouri, improvements to our retail stores, new upholstery manufacturing capacity in Mexico, and technology upgrades. We expect capital expenditures to be in the range of $85 to 95 million for fiscal 2023, primarily related to improvements and expansion of our retail and Joybird stores, the completion of plant upgrades to our upholstery manufacturing and distribution facilities in Neosho, Missouri, and technology upgrades. We have no material contractual commitments outstanding for future capital expenditures.
•Cash used for acquisitions was $26.3 million, related to the acquisition of the Furnico manufacturing business in the United Kingdom and the Alabama, Chattanooga, Tennessee, and Long Island, New York retail businesses. Refer to Note 2, Acquisitions, for additional information.
•Cash provided from disposals of assets was $22.6 million, primarily related to sale-leaseback transactions for the buildings and related fixed assets of three retail stores.

During fiscal 2021, net cash used for investing activities was $40.7 million, primarily due to the following:

•Cash used for capital expenditures in the period was $38.0 million, which primarily related to spending on manufacturing machinery and equipment, improvements to select retail stores, costs for new production capacity in Mexico, and upgrades to our upholstered furniture manufacturing facility in Dayton, Tennessee.
•Cash used for acquisitions was $2.0 million, related to the acquisition of the Seattle, Washington retail business.

Financing Activities

On October 15, 2021, we entered into a new five-year $200 million unsecured revolving credit facility (the “Credit Facility”). Borrowings under the Credit Facility may be used by the Company for general corporate purposes. We may increase the size of the facility, either in the form of additional revolving commitments or new term loans, subject to the discretion of each lender to participate in such increase, up to an additional amount of $100 million. The Credit Facility will mature on October 15, 2026 and provides us the ability to extend the maturity date for two additional one-year periods, subject to the satisfaction of customary conditions. As of April 30, 2022, we have no borrowings outstanding under the Credit Facility.

The Credit Facility contains certain restrictive loan covenants, including, among others, financial covenants requiring a maximum consolidated net lease adjusted leverage ratio and a minimum consolidated fixed charge coverage ratio, as well as customary covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of certain assets. As of April 30, 2022, we were in compliance with our financial covenants under the Credit Facility. We believe our cash on hand, in addition to our available Credit Facility, will provide adequate liquidity for our business operations over the next 12 months.

The Credit Facility replaces our previous $150 million revolving credit facility, which had been secured primarily by all of our accounts receivable, inventory, cash deposits, and securities accounts. The previous revolving credit facility was terminated on October 15, 2021, and is no longer in effect.

During fiscal 2022, net cash used for financing activities was $144.6 million, primarily due to the following:

•Our board of directors has authorized the repurchase of Company stock and we spent $90.6 million during fiscal 2022 to repurchase 2.5 million shares.
•Cash paid for holdback payments made on prior-period acquisitions was $23.0 million, which primarily included contingent consideration and guaranteed payments related to the acquisition of Joybird and guaranteed payments related to the acquisition of the Seattle, Washington retail business.
•Cash paid to our shareholders in quarterly dividends was $27.7 million. Our board of directors has sole authority to determine if and when we will declare future dividends and on what terms. We expect the board to continue declaring regular quarterly cash dividends for the foreseeable future, but it may discontinue doing so at any time.

During fiscal 2021, net cash used for financing activities was $141.1 million, primarily due to the following:

•Cash payments of $75.1 million on our previously held revolving credit facility.
•Cash paid to repurchase 1.1 million shares of Company stock was $44.2 million.
•Cash paid to our shareholders in quarterly dividends was $16.5 million.
•Cash paid in dividends to our joint venture minority partners, resulting from the repatriation of dividends from our foreign earnings that we no longer consider permanently reinvested, was $8.5 million.

Exchange Rate Changes

Due to changes in exchange rates, our cash, cash equivalents, and restricted cash decreased by $1.9 million from the end of fiscal year 2021 to the end of fiscal year 2022. These changes impacted our cash balances held in Canada, Thailand, and the United Kingdom.

Contractual Obligations

Lease Obligations. We lease real estate for retail stores, distribution centers, warehouses, plants, showrooms and office space and also have equipment leases for tractors/trailers, IT and office equipment, and vehicles. As of April 30, 2022, we had operating and finance lease payment obligations of $477.1 million and $0.5 million, respectively, with $86.6 million and $0.1 million, payable within 12 months, respectively. Refer to Note 6, Leases, to our consolidated financial statements for additional information.

Purchase Obligations. We had purchase obligations of $267.9 million, all payable within 12 months, related to open purchase orders, primarily with foreign and domestic casegoods, leather, and fabric suppliers, which are generally cancellable if production has not begun.

Acquisition Payment Obligations. Consideration for prior acquisitions may include future guaranteed payments and payments contingent on future performance. As of April 30, 2022, we had future guaranteed payments and contingent payments related to our Joybird acquisition of $10.8 million with $5.0 million payable within 12 months.

Other
Our consolidated balance sheet as April 30, 2022 reflected a $1.0 million net liability for uncertain income tax positions. We do not expect that the net liability for uncertain income tax positions will significantly change within the next 12 months. The remaining balance will be settled or released as tax audits are effectively settled, statutes of limitation expire, or other new information becomes available.

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

Our goodwill relates to the acquisitions of La-Z-Boy Furniture Galleries® stores, the La-Z-Boy wholesale business in the United Kingdom and Ireland, the La-Z-Boy manufacturing business in the United Kingdom, and Joybird®, an e-commerce retailer and manufacturer of upholstered furniture. The reporting unit for goodwill arising from retail store acquisitions is our Retail operating segment. The reporting unit for goodwill arising from the acquisition of the La-Z-Boy wholesale business in the United Kingdom and Ireland, the acquisition of the La-Z-Boy manufacturing business in the United Kingdom, and the acquisition of Joybird is each respective business.

We test indefinite-lived intangibles and goodwill for impairment on an annual basis in the fourth quarter of our fiscal year, or more frequently if events or changes in circumstances indicate that the carrying value might be impaired. We have the option to first assess qualitative factors in order to determine if it is more likely than not that the fair value of our intangible assets or reporting units are greater than their carrying value. If the qualitative assessment leads to a determination that the intangible asset/reporting unit’s fair value may be less than its carrying value, or if we elect to bypass the qualitative assessment altogether, we are required to perform a quantitative impairment test by calculating the fair value of the intangible asset/reporting unit and comparing the fair value with its associated carrying value. When we perform the quantitative test for indefinite-lived intangible assets, we establish the fair value of our indefinite-lived trade names and reacquired rights based upon the relief from royalty method, which requires the use of significant estimates and assumptions including forecasted sales growth and royalty rates. When we perform the quantitative test for goodwill, we establish the fair value for the reporting unit based on the income approach in which we utilize a discounted cash flow model. This approach requires the use of significant estimates and assumptions including forecasted sales growth, operating income projections, and discount rates and changes in these assumptions may materially impact our fair value assessment. Refer to Note 7, Goodwill and Other Intangible Assets, for further information regarding our fiscal 2022 impairment testing.

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

We estimate the fair value of each performance award grant that vests based on a market condition using a Monte Carlo valuation model. The Monte Carlo model incorporates more complex variables than closed-form models such as the Black-

Scholes option valuation model used for option grants. The Monte Carlo valuation model simulates a distribution of stock prices to yield an expected distribution of stock prices over the remaining performance period. The stock-paths are simulated using volatilities calculated with historical information using data from a look-back period that is equal to the vesting period. The model assumes a zero-coupon, risk-free interest rate with a term equal to the vesting period. The simulations are repeated many times and the mean of the discounted values is calculated as the grant date fair value for the award. The final payout of the award as calculated by the model is then discounted back to the grant date using the risk-free interest rate.

Recent Accounting Pronouncements

See Note 1, Accounting Policies, to our consolidated financial statements included in this Form 10-K for a discussion of recently adopted accounting standards and other new accounting standards.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

While we had no variable rate borrowings at April 30, 2022, we could be exposed to market risk from changes in risk-free interest rates if we incur variable rate debt in the future. Based on our current and expected levels of exposed liabilities, management estimates that a one percentage point change in interest rates would not have had a material impact on our results of operations for fiscal 2022.

We are exposed to market risk from changes in the value of foreign currencies primarily related to our manufacturing facilities in Mexico, our wholesale and retail businesses in Canada, our wholesale and manufacturing businesses in the United Kingdom, and our majority-owned joint ventures in Thailand. In Mexico, we pay wages and other local expenses in Mexican Pesos. In our Canadian wholesale business, we pay wages and other local expenses in Canadian Dollars. We recognize sales and pay wages and other local expenses related to our wholesale and manufacturing businesses in the United Kingdom in Great British Pounds, and our Canadian retail business in Canadian Dollars. In Thailand, we pay wages and other local expenses in the Thai Baht. Nonetheless, gains and losses resulting from market changes in the value of foreign currencies have not had and are not currently expected to have a material effect on our consolidated results of operations. A decrease in the value of foreign currencies in relation to the U.S. Dollar could impact the profitability of some of our vendors and translate into higher prices from our suppliers, but we believe that, in that event, our competitors would experience a similar impact.

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

We are exposed to market risk with respect to duties and tariffs assessed on raw materials, component parts, and finished goods we import into countries where we operate. Additionally, we are exposed to duties and tariffs on our finished goods that we export from our assembly plants to other countries. As these tariffs and duties increase, we determine whether a price increase to our customers to offset these costs is warranted. To the extent that an increase in these costs would have a material impact on our results of operations, we believe that our competitors would experience a similar impact. Conversely, if certain tariffs are eliminated or reduced, we may face additional competition from foreign manufacturers entering the United States market and from domestic retailers who rely on imported goods, which could put pressure on our prices and may adversely impact our result of operations.

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
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based upon the framework in "Internal Control—Integrated Framework (2013)" set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of April 30, 2022. PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the Company's internal control over financial reporting as of April 30, 2022, as stated in its report which appears herein.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of La-Z-Boy Incorporated

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of La-Z-Boy Incorporated and its subsidiaries (the “Company”) as of April 30, 2022 and April 24, 2021, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended April 30, 2022, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended April 30, 2022 appearing under Item 16 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of April 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2022 and April 24, 2021, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Accrued Product Warranties for the Wholesale Segment

As described in Note 12 to the consolidated financial statements, as of April 30, 2022, the Company had accrued product warranties of $27 million, of which the Wholesale segment comprises a significant portion. Management accrues an estimated liability for product warranties when revenue is recognized on the sale of warrantied products. Management estimates future warranty claims on product sales based on historical claims experience and periodically adjusts the provision to reflect changes in actual experience. The liability estimate incorporates repair costs, including materials, labor and overhead amounts necessary to perform repairs, and any costs associated with delivering the repaired product to customers.

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
June 21, 2022

We have served as the Company’s auditor since 1968.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

	Fiscal Year Ended
	(53 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands, except per share data)	4/30/2022	4/24/2021	4/25/2020
Sales	$2,356,811	$1,734,244	$1,703,982
Cost of sales	1,440,842	993,984	982,537
Gross profit	915,969	740,260	721,445
Selling, general and administrative expense	709,213	603,524	575,821
Goodwill impairment	—	—	26,862
Operating income	206,756	136,736	118,762
Interest expense	(895)	(1,390)	(1,291)
Interest income	1,338	1,101	2,785
Other income (expense), net	(1,708)	9,466	(5,083)
Income before income taxes	205,491	145,913	115,173
Income tax expense	53,163	38,384	36,189
Net income	152,328	107,529	78,984
Net income attributable to noncontrolling interests	(2,311)	(1,068)	(1,515)
Net income attributable to La-Z-Boy Incorporated	$150,017	$106,461	$77,469

Basic weighted average common shares	44,023	45,983	46,399
Basic net income attributable to La-Z-Boy Incorporated per share	$3.41	$2.31	$1.67

Diluted weighted average common shares	44,294	46,367	46,736
Diluted net income attributable to La-Z-Boy Incorporated per share	$3.39	$2.30	$1.66
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Fiscal Year Ended
	(53 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/30/2022	4/24/2021	4/25/2020
Net income	$152,328	$107,529	$78,984
Other comprehensive income (loss)
Currency translation adjustment	(5,804)	5,466	(2,207)
Change in fair value of cash flow hedges, net of tax	—	—	10
Net unrealized gains (losses) on marketable securities, net of tax	(668)	(79)	185
Net pension amortization and actuarial gain (loss), net of tax	1,394	578	(1,197)
Total other comprehensive income (loss)	(5,078)	5,965	(3,209)
Total comprehensive income before noncontrolling interests	147,250	113,494	75,775
Comprehensive income attributable to noncontrolling interests	(1,509)	(1,602)	(1,249)
Comprehensive income attributable to La-Z-Boy Incorporated	$145,741	$111,892	$74,526
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET

(Amounts in thousands, except par value)	4/30/2022	4/24/2021
Current assets
Cash and equivalents	$245,589	$391,213
Restricted cash	3,267	3,490
Receivables, net of allowance of $3,406 at 4/30/2022 and $4,011 at 4/24/2021	183,747	139,341
Inventories, net	303,191	226,137
Other current assets	215,982	165,979
Total current assets	951,776	926,160
Property, plant and equipment, net	253,144	219,194
Goodwill	194,604	175,814
Other intangible assets, net	33,971	30,431
Deferred income taxes – long-term	10,632	11,915
Right of use lease assets	405,755	343,800
Other long-term assets, net	82,207	79,008
Total assets	$1,932,089	$1,786,322

Current liabilities
Accounts payable	104,025	94,152
Lease liabilities, short-term	75,271	67,614
Accrued expenses and other current liabilities	496,393	449,904
Total current liabilities	675,689	611,670
Lease liabilities, long-term	354,843	295,023
Other long-term liabilities	81,935	97,483
Shareholders' equity
Preferred shares – 5,000 authorized; none issued	—	—
Common shares, $1 par value – 150,000 authorized; 43,089 outstanding at 4/30/2022 and 45,361 outstanding at 4/24/2021	43,089	45,361
Capital in excess of par value	342,252	330,648
Retained earnings	431,181	399,010
Accumulated other comprehensive loss	(5,797)	(1,521)
Total La-Z-Boy Incorporated shareholders' equity	810,725	773,498
Noncontrolling interests	8,897	8,648
Total equity	819,622	782,146
Total liabilities and equity	$1,932,089	$1,786,322
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Year Ended
	(53 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/30/2022	4/24/2021	4/25/2020
Cash flows from operating activities
Net income	$152,328	$107,529	$78,984
Adjustments to reconcile net income to cash provided by operating activities
(Gain)/loss on disposal of assets	(13,657)	(37)	(10,068)
Gain on sale of investments	(478)	(954)	(693)
Provision for doubtful accounts	(617)	(3,169)	13,383
Depreciation and amortization	39,771	33,021	31,192
Amortization of right-of-use lease assets	72,942	65,571	67,673
Equity-based compensation expense	11,858	12,671	8,371
Goodwill impairment	—	—	26,862
Pension termination refund	—	—	(1,900)
Change in deferred taxes	1,022	8,790	719
Change in receivables	(41,829)	(38,288)	29,686
Change in inventories	(72,022)	(40,727)	14,900
Change in other assets	(16,232)	2,926	7,039
Change in payables	6,326	37,068	(9,913)
Change in lease liabilities	(73,805)	(65,881)	(66,238)
Change in other liabilities	13,397	191,397	(25,755)
Net cash provided by operating activities	79,004	309,917	164,242

Cash flows from investing activities
Proceeds from disposals of assets	22,588	2,770	11,273
Proceeds from insurance	—	—	1,080
Capital expenditures	(76,580)	(37,960)	(46,035)
Purchases of investments	(34,152)	(39,584)	(37,477)
Proceeds from sales of investments	36,096	36,071	37,244
Acquisitions	(26,323)	(2,000)	—
Net cash used for investing activities	(78,371)	(40,703)	(33,915)

Cash flows from financing activities
Net proceeds from credit facility	—	—	75,000
Payments on debt and finance lease liabilities	(121)	(75,050)	(161)
Holdback payments for acquisition purchases	(23,000)	(5,783)	(6,850)
Stock issued for stock and employee benefit plans, net of shares withheld for taxes	(1,818)	9,030	3,029
Repurchases of common stock	(90,645)	(44,202)	(43,369)
Dividends paid to shareholders	(27,717)	(16,542)	(25,091)
Dividends paid to minority interest joint venture partners (1)	(1,260)	(8,507)	—
Net cash used for financing activities	(144,561)	(141,054)	2,558

Effect of exchange rate changes on cash and equivalents	(1,919)	3,015	(1,144)
Change in cash, cash equivalents and restricted cash	(145,847)	131,175	131,741
Cash, cash equivalents and restricted cash at beginning of period	394,703	263,528	131,787
Cash, cash equivalents and restricted cash at end of period	$248,856	$394,703	$263,528

Supplemental disclosure of non-cash investing activities
Capital expenditures included in accounts payable	$9,234	$4,638	$3,528
(1)Includes dividends paid to joint venture minority partners resulting from the repatriation of dividends from our foreign earnings that we no longer consider permanently reinvested.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Amounts in thousands, except per share amounts)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Total
At April 27, 2019	$46,955	$313,168	$325,847	$(3,462)	$14,468	$696,976
Net income	—	—	77,469	—	1,515	78,984
Other comprehensive income (loss)	—	—	—	(2,943)	(266)	(3,209)
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	311	4,453	(1,735)	—	—	3,029
Purchases of 1,409 shares of common stock	(1,409)	(8,097)	(33,863)	—	—	(43,369)
Stock option and restricted stock expense	—	8,371	—	—	—	8,371
Cumulative effect adjustment for leases, net of tax (1)	—	—	574	—	—	574
Reclassification of certain income tax effects (2)	—	—	547	(547)	—	—
Dividends declared and paid ($0.54/share)	—	—	(25,091)	—	—	(25,091)
Dividends declared not paid ($0.54/share)	—	—	(115)	—	—	(115)
Change in noncontrolling interests	—	320	—	—	(164)	156
At April 25, 2020	$45,857	$318,215	$343,633	$(6,952)	$15,553	$716,306
Net income	—	—	106,461	—	1,068	107,529
Other comprehensive income (loss)	—	—	—	5,431	534	5,965
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	583	10,188	(1,741)	—	—	9,030
Purchases of 1,079 shares of common stock	(1,079)	(10,426)	(32,697)	—	—	(44,202)
Stock option and restricted stock expense	—	12,671	—	—	—	12,671
Dividends declared and paid ($0.36/share) (3)	—	—	(16,542)	—	(8,507)	(25,049)
Dividends declared not paid ($0.36/share)	—	—	(104)	—	—	(104)
At April 24, 2021	$45,361	$330,648	$399,010	$(1,521)	$8,648	$782,146
Net income	—	—	150,017	—	2,311	152,328
Other comprehensive income (loss)	—	—	—	(4,276)	(802)	(5,078)
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	208	834	(2,860)	—	—	(1,818)
Purchases of 2,480 shares of common stock	(2,480)	(1,088)	(87,077)	—	—	(90,645)
Stock option and restricted stock expense	—	11,858	—	—	—	11,858
Dividends declared and paid ($0.63/share) (3)	—	—	(27,717)	—	(1,260)	(28,977)
Dividends declared not paid ($0.63/share)	—	—	(192)	—	—	(192)
At April 30, 2022	$43,089	$342,252	$431,181	$(5,797)	$8,897	$819,622
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Accounting Policies
The following is a summary of significant accounting policies followed in the preparation of La-Z-Boy Incorporated and its subsidiaries' (individually and collectively, "we," "our," "us," "La-Z-Boy" or the "Company") consolidated financial statements. Our fiscal year ends on the last Saturday of April. Our 2022 fiscal year included 53 weeks, whereas our 2021 and 2020 fiscal years included 52 weeks. The additional week in fiscal 2022 was included in the fourth quarter.
Principles of Consolidation
The accompanying consolidated financial statements include the consolidated accounts of La-Z-Boy Incorporated and our majority-owned subsidiaries. The portion of less than wholly-owned subsidiaries is included as non-controlling interest. All intercompany transactions have been eliminated, including any related profit on intercompany sales.
At April 30, 2022, we owned investments in two privately-held companies consisting of non-marketable preferred shares, warrants to purchase common shares, and convertible notes. Each of these companies is a variable interest entity and we have not consolidated their results in our financial statements because we do not have the power to direct those activities that most significantly impact their economic performance and, therefore, are not the primary beneficiary.
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
Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") basis for approximately 60% and 61% of our inventories at April 30, 2022, and April 24, 2021, respectively. Cost is determined for all other inventories on a first-in, first-out ("FIFO") basis. The majority of our La-Z-Boy Wholesale segment inventory uses the LIFO method of accounting, while the FIFO method is used primarily in our Retail segment and Joybird business.
Property, Plant and Equipment
Items capitalized, including significant betterments to existing facilities, are recorded at cost. Capitalized computer software costs include internal and external costs incurred during the software's development stage. Internal costs relate primarily to employee activities for coding and testing the software under development. Computer software costs are depreciated over three to five years. All maintenance and repair costs are expensed when incurred. Depreciation is computed principally using straight-line methods over the estimated useful lives of the assets.
Disposal and Impairment of Long-Lived Assets
Retirement or dispositions of long-lived assets are recorded based on carrying value and proceeds received. Any resulting gains or losses are recorded as a component of selling, general and administrative ("SG&A") expenses.
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

Our goodwill relates to the acquisitions of La-Z-Boy Furniture Galleries® stores, the La-Z-Boy wholesale business in the United Kingdom and Ireland, the La-Z-Boy manufacturing business in the United Kingdom, and Joybird®, an e-commerce retailer and manufacturer of upholstered furniture. The reporting unit for goodwill arising from retail store acquisitions is our Retail operating segment. We have three geographic regions which are considered components of our Retail operating segment. These three geographic regions are aggregated into one reporting unit for goodwill because they are economically similar, they operate in a consistent manner across the regions, and each store supports and benefits from common research and development projects. Additionally, the goodwill is recoverable from each of the geographic regions working in concert because we can change the composition of the regions to strategically rebalance management and distribution capacity as needed. The reporting unit for goodwill arising from the acquisition of the La-Z-Boy wholesale business in the United Kingdom and Ireland, the acquisition of the La-Z-Boy manufacturing business in the United Kingdom, and the acquisition of Joybird is each respective business.

We test indefinite-lived intangibles and goodwill for impairment on an annual basis in the fourth quarter of our fiscal year, or more frequently if events or changes in circumstances indicate that the carrying value might be impaired. We have the option to first assess qualitative factors in order to determine if it is more likely than not that the fair value of our intangible assets or reporting units are greater than their carrying value. If the qualitative assessment leads to a determination that the intangible asset/reporting unit’s fair value may be less than its carrying value, or if we elect to bypass the qualitative assessment altogether, we are required to perform a quantitative impairment test by calculating the fair value of the intangible asset/reporting unit and comparing the fair value with its associated carrying value. When we perform the quantitative test for indefinite-lived intangible assets, we establish the fair value of our indefinite-lived trade names and reacquired rights based upon the relief from royalty method. When we perform the quantitative test for goodwill, we establish the fair value for the reporting unit based on the income approach in which we utilize a discounted cash flow model. In situations where the fair value is less than the carrying value, an impairment charge would be recorded for the shortfall.
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
Investments
Available-for-sale debt securities are recorded at fair value with the net unrealized gains and losses (that are deemed to be temporary) reported as a component of other comprehensive income/(loss). Equity securities are recorded at fair value with unrealized gains and losses recorded in other income (expense), net. We also hold investments in two privately-held companies consisting of non-marketable preferred shares, warrants to purchase common shares, and convertible notes. The fair value of these equity investments (preferred shares and warrants) is not readily determinable and therefore, we estimate the fair value as costs minus impairment, if any, plus or minus adjustments resulting from observable price changes in orderly transactions for identical or similar investments with the same issuer. The convertible notes are recorded at fair value with the net unrealized gains and losses (that are deemed to be temporary) reported as a component of other comprehensive income, consistent with our other available-for-sale debt securities.
Realized gains and losses for all investments, charges for other-than-temporary impairments of debt securities, and charges for impairment on our equity investments without readily determinable values are included in determining net income, with related purchase costs based on the first-in, first-out method. We evaluate our available-for-sale debt investments for possible other-than-temporary impairments by reviewing factors such as the extent to which an investment's fair value is below our cost basis, the issuer's financial condition, and our ability and intent to hold the investment for sufficient time for its market value to recover. For impairments that are other-than-temporary, an impairment loss is recognized in earnings equal to the difference between the investment's cost and its fair value at the balance sheet date of the reporting period for which the assessment is made. The fair value of the investment then becomes the new amortized cost basis of the investment and it is not adjusted for subsequent recoveries in fair value. There were no impairments recorded in the fiscal years ended April 30, 2022, or April 24, 2021, and there was an impairment charge for one of the investments of $6.0 million in fiscal 2020 that was recorded as a component of other income (expense), net.
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
At the time we recognize revenue, we make provisions for estimated refunds, product returns, and warranties, as well as other incentives that we may offer to customers. When estimating our incentives, we utilize either the expected value method or the most likely amount to determine the amount of variable consideration. We use either method depending on which method will provide the best estimate of the variable consideration, and we only include variable consideration when it is probable that there will not be a significant reversal in the amount of cumulative revenue recognized when the uncertainty associated with the variable consideration is subsequently resolved. Incentives offered to customers include cash discounts, rebates, advertising agreements and other sales incentive programs. Our sales incentives, including cash discounts and rebates, are recorded as a reduction to revenues. Service allowances are for a distinct good or service with our customers and are recorded as a component of SG&A expense in our consolidated statement of income, and are not recorded as a reduction of revenue and are not considered variable consideration. We use substantial judgment based on the type of variable consideration or service allowance, historical experience and expected sales volume when estimating these provisions. The expected costs associated with our warranties and service allowances are recognized as expense when our products are sold. For sales tax, we elected to exclude from the measurement of the transaction price all taxes imposed on and concurrent with a specific revenue-producing transaction and collected by the entity from a customer, including sales, use, excise, value-added, and franchise taxes (collectively referred to as sales taxes). This allows us to present revenue net of these certain types of taxes.
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
Other Income (Expense), Net
Other income (expense), net is made up primarily of foreign currency exchange net gain/(loss), gain/(loss) on the sale of investments, and unrealized gain/(loss) on equity securities. Other income (expense), net for fiscal 2021 also includes the benefit of $5.2 million of payroll tax credits resulting from the CARES Act and other income (expense), net for fiscal 2020 includes a $1.9 million refund related to the fiscal 2019 termination of our defined benefit pension plan for eligible hourly employees in our La-Z-Boy operating unit.
Research and Development Costs
Research and development costs are charged to expense in the periods incurred. Expenditures for research and development costs were $9.0 million, $7.6 million, and $10.8 million for the fiscal years ended April 30, 2022, April 24, 2021, and April 25, 2020, respectively, and are included as a component of SG&A.
Advertising Expenses
Production costs of commercials, programming and costs of other advertising, promotion and marketing programs are charged to expense in the period in which the commercial or advertisement is first aired or released. Gross advertising expenses were $126.8 million, $94.6 million, and $108.3 million for the fiscal years ended April 30, 2022, April 24, 2021, and April 25, 2020, respectively.
A portion of our advertising program is a national advertising campaign. This campaign is a shared advertising program with our dealers' La-Z-Boy Furniture Galleries® stores, which reimburse us for about 25% of the cost of the program (excluding company-owned stores). Because of this shared cost arrangement, the advertising expense is reported as a component of SG&A, while the dealers' reimbursement portion is reported as a component of sales.

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

Accounting for Stock-Based Compensation

We estimate the fair value of equity-based awards, including option awards and stock-based awards that vest based on market conditions, on the date of grant using option-pricing models. The value of the portion of the equity-based awards that are ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of income using a straight-line single-option method. We measure stock-based compensation cost for liability-based awards based on the fair value of the award on the grant date, and recognize it as expense over the vesting period. The liability for these awards is remeasured and adjusted to its fair value at the end of each reporting period until paid. We record compensation cost for stock-

based awards that vest based on performance conditions ratably over the vesting periods when the vesting of such awards become probable.

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

Insurance/Self-Insurance

We use a combination of insurance and self-insurance for a number of risks, including workers' compensation, general liability, vehicle liability and the company-funded portion of employee-related health care benefits. Liabilities associated with these risks are estimated in part by considering historic claims experience, demographic factors, severity factors and other assumptions. Our workers' compensation reserve is an undiscounted liability. We have various excess loss coverages for employee-related health care benefits, vehicle liability, product liability, and workers' compensation liabilities. Our deductibles generally do not exceed $2.5 million.

Recent Accounting Pronouncements

Accounting pronouncement adopted in fiscal 2022
The following table summarizes Accounting Standards Updates ("ASUs") which were adopted in fiscal 2022, but did not have a material impact on our accounting policies or our consolidated financial statements and related disclosures.

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

Note 2: Acquisitions

Each of the acquisitions completed in fiscal 2022 noted below were not significant to our consolidated financial statements, and, therefore, pro-forma financial information is not presented. All of our provisional purchase accounting estimates for these acquisitions are based on the information and data available to us as of the time of the issuance of these financial statements, and in accordance with Accounting Standard Codification Topic 805-10-25-15, are subject to change within the first 12 months following the acquisition as we gain additional data.

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

Furnico (La-Z-Boy United Kingdom Manufacturing) acquisition

On October 25, 2021, we completed the acquisition of Furnico Furniture Ltd ("Furnico"), an upholstery manufacturing business in the U.K for approximately $13.3 million, subject to customary purchase price adjustments and in the third and fourth quarters of fiscal 2022, we paid total cash of $13.9 million for the purchase of the Furnico business. Furnico produces La-Z-Boy branded product for the La-Z-Boy U.K. business and also operates a wholesale business, selling white label products to key U.K. retailers. With this acquisition, we expect to realize production synergies, cost savings through materials procurement, and increases in production capacity to support growth in the La-Z-Boy U.K business.

We recognized $9.2 million of goodwill in our Wholesale segment related primarily to synergies we expect from the integration of the acquired business and future benefits of these synergies. The goodwill asset for Furnico is not deductible for federal income tax purposes.

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

Prior Year Acquisitions
We completed the following acquisition in fiscal 2021. We did not complete any acquisitions during fiscal 2020.

Seattle, Washington acquisition

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

(Amounts in thousands)	4/30/2022	4/24/2021
Cash and cash equivalents	$245,589	$391,213
Restricted cash	3,267	3,490
Total cash, cash equivalents and restricted cash	$248,856	$394,703

Note 4: Inventories

(Amounts in thousands)	4/30/2022	4/24/2021
Raw materials	$146,896	$112,371
Work in process	36,834	24,791
Finished goods	185,870	121,182
FIFO inventories	369,600	258,344
Excess of FIFO over LIFO	(66,409)	(32,207)
Total inventories (1)	$303,191	$226,137
(1)Increased balance due to rising costs and higher volume to support increased sales demand and manufacturing capacity.

Note 5: Property, Plant and Equipment

(Amounts in thousands)	Estimated Useful Lives	4/30/2022	4/24/2021
Buildings and building fixtures	3 - 30 years	$250,758	$234,375
Machinery and equipment	3 - 20 years	184,223	167,577
Information systems, hardware and software	3 - 15 years	102,861	93,174
Furniture and fixtures	3 - 10 years	23,665	23,441
Land improvements	3 - 30 years	23,541	23,855
Transportation equipment	3 - 6 years	16,499	15,372
Land	N/A	8,587	12,405
Construction in progress	N/A	38,712	24,848
		648,846	595,047
Accumulated depreciation		(395,702)	(375,853)
Net property, plant and equipment		$253,144	$219,194

Depreciation expense for the fiscal years ended April 30, 2022, April 24, 2021, and April 25, 2020, was $38.3 million, $31.7 million, and $30.0 million, respectively.

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

The Company leases real estate for retail stores, distribution centers, warehouses, manufacturing plants, showrooms and office space. We also have equipment leases for tractors/trailers, IT and office equipment, and vehicles. We determine if a contract contains a lease at inception based on our right to control the use of an identified asset and our right to obtain substantially all the economic benefits from the use of that identified asset. Most of our real estate leases include options to renew or terminate early. We assess these options to determine if we are reasonably certain of exercising these options based on all relevant economic and financial factors. Any options that meet these criteria are included in the lease term at lease commencement.
Most of our leases do not have an interest rate implicit in the lease. As a result, for purposes of measuring our right of use ("ROU") lease asset and lease liability, we determine our incremental borrowing rate by applying a spread above the U.S. Treasury borrowing rates. If an interest rate is implicit in a lease we will use that rate as the discount rate for that lease. Some of our leases contain variable rent payments based on a Consumer Price Index or percentage of sales. Due to the variable nature of these costs, they are not included in the measurement of the ROU lease asset and lease liability.
Supplemental balance sheet information pertaining to our leases is as follows:

(Amounts in thousands)	4/30/2022	4/24/2021
Operating leases
ROU lease assets	$405,287	$343,207
Lease liabilities, short-term	75,148	67,493
Lease liabilities, long-term	354,493	294,550
Finance leases
ROU lease assets	$468	$593
Lease liabilities, short-term	123	121
Lease liabilities, long-term	350	473

The ROU lease assets by segment are as follows:

(Amounts in thousands)	4/30/2022	4/24/2021
Wholesale	$90,741	$76,899
Retail	296,908	253,910
Corporate & Other	18,106	12,991
Total ROU lease assets	$405,755	$343,800

The components of lease cost are as follows:

	Fiscal Year Ended
	(53 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/30/2022	4/24/2021	4/25/2020
Operating lease cost	$83,520	$79,072	$76,223
Finance lease cost	130	53	166
Short-term lease cost	2,097	545	248
Variable lease cost	159	(245)	(40)
Less: Sublease income	(550)	(1,546)	(2,504)
Total lease cost	$85,356	$77,879	$74,093

The following tables present supplemental lease disclosures:

	Fiscal Year Ended
	(53 weeks)		(52 weeks)
	4/30/2022		4/24/2021
(Amounts in thousands)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for amounts included in the measurement of lease liabilities	$84,492	$130	$79,707	$53
Lease liabilities arising from new ROU lease assets	140,376	—	93,399	631

	4/30/2022		4/24/2021
(Amounts in thousands)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	7.2	3.8	6.8	4.8
Weighted-average discount rate	3.0%	1.7%	3.3%	1.7%

The following table presents our maturity of lease liabilities:

	4/30/2022
(Amounts in thousands)	Operating Leases (1)	Finance Leases
Within one year	$86,634	$130
After one year and within two years	78,802	130
After two years and within three years	66,837	130
After three years and within four years	54,262	98
After four years and within five years	44,027	—
After five years	146,570	—
Total lease payments	477,132	488
Less: Interest	47,491	15
Total lease obligations	$429,641	$473
(1)Excludes approximately $54.3 million in future lease payments for various operating leases commencing in a future period

Note 7: Goodwill and Other Intangible Assets

We have goodwill on our consolidated balance sheet as follows:

Reportable Segment/Unit	Reporting Unit	Related Acquisition
Wholesale Segment	La-Z-Boy United Kingdom	Wholesale business in the United Kingdom and Ireland
Wholesale Segment	La-Z-Boy United Kingdom Manufacturing	La-Z-Boy United Kingdom Manufacturing (Furnico)
Retail Segment	Retail	La-Z-Boy Furniture Galleries® stores
Corporate & Other	Joybird	Joybird

We test goodwill for impairment on an annual basis in the fourth quarter of each fiscal year, and more frequently if events or changes in circumstances indicate that it might be impaired. Under U.S. GAAP, we have the option to first assess qualitative factors in order to determine if it is more likely than not that the fair value of one of our reporting units is greater than its carrying value ("Step 0"). If the qualitative assessment leads to a determination that the reporting unit’s fair value is less than its carrying value, or if we elect to bypass the qualitative assessment altogether, we are required to perform a quantitative impairment test ("Step 1") by calculating the fair value of the reporting unit and comparing the fair value with its associated carrying value.

During our fiscal 2022 annual impairment test, we first assessed goodwill recoverability qualitatively using the Step 0 approach for each of our reporting units. For our qualitative assessment, we considered the most recent quantitative analysis, which was performed during the fourth quarter of fiscal 2020, including assumptions used, such as discount rates and tax rates, indicated fair values, and the amounts in which those fair values exceeded their carrying amounts. Further, we compared actual performance in fiscal 2022, along with future financial projections to the internal financial projections used in the prior quantitative analysis. Additionally, we considered various other factors including macroeconomic conditions, relevant industry and market trends, and factors specific to the Company that could indicate a potential change in the fair value of our reporting units. Lastly, we evaluated whether any events have occurred or any circumstances have changed since the fourth quarter of fiscal 2020 that would indicate that our goodwill may have become impaired since our last quantitative test. Based on these qualitative assessments, we determined that it is more likely than not that the fair value of each of our reporting units exceeded their respective carrying value and as such, our goodwill was not considered impaired as of April 30, 2022, and the Step 1 quantitative goodwill impairment analysis was not necessary.

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

The following table summarizes changes in the carrying amount of our goodwill by reportable segment:

(Amounts in thousands)	Wholesale Segment	Retail Segment	Corporate and Other	Total Goodwill
Balance at April 25, 2020 (1)	$11,630	$93,941	$55,446	$161,017
Acquisitions	—	12,936	—	12,936
Translation adjustment	1,422	439	—	1,861
Balance at April 24, 2021 (1)	13,052	107,316	55,446	175,814
Acquisitions	9,207	11,748	—	20,955
Translation adjustment	(2,052)	(113)	—	(2,165)
Balance at April 30, 2022 (1)	$20,207	$118,951	$55,446	$194,604
(1)Includes $26.9 million of accumulated impairment losses in Corporate and Other.

We have intangible assets on our consolidated balance sheet as follows:

Reportable Segment	Intangible Asset	Useful Life
Wholesale Segment	Primarily acquired customer relationships from our acquisition of the wholesale business in the United Kingdom and Ireland	Amortizable over useful lives that do not exceed 15 years
Wholesale Segment	American Drew® trade name	Indefinite-lived
Retail Segment	Reacquired rights to own and operate La-Z-Boy Furniture Galleries® stores	Indefinite-lived
Corporate & Other	Joybird® trade name	Amortizable over eight-year useful life

We test amortizable intangible assets and indefinite-lived intangible assets for impairment on an annual basis in the fourth quarter of our fiscal year, or more frequently if events or changes in circumstances indicate that the assets might be impaired. Similar to our goodwill testing, we used the qualitative Step 0 approach to assess if it was more likely than not that the fair values of our indefinite-lived intangible assets were greater than their carrying values. Based on the same qualitative factors outlined above, we determined that it is more likely than not that the fair value of each of our indefinite-lived intangible assets exceeded their respective carrying value and as such, our indefinite-lived intangible assets were not considered impaired as of April 30, 2022, and the Step 1 quantitative impairment analysis was not necessary.

The following summarizes changes in our intangible assets:

(Amounts in thousands)	Indefinite-Lived Trade Names	Finite-Lived Trade Name	Indefinite-Lived Reacquired Rights	Other Intangible Assets	Total Intangible Assets
Balance at April 25, 2020	$1,155	$5,003	$19,996	$2,499	$28,653
Acquisitions	—	—	2,182	—	2,182
Amortization	—	(798)	—	(228)	(1,026)
Translation adjustment	—	—	329	293	622
Balance at April 24, 2021	$1,155	$4,205	$22,507	$2,564	$30,431
Acquisitions	—	—	4,896	—	4,896
Amortization	—	(813)	—	(236)	(1,049)
Translation adjustment	—	—	(84)	(223)	(307)
Balance at April 30, 2022	$1,155	$3,392	$27,319	$2,105	$33,971

For our intangible assets recorded as of April 30, 2022, we estimate annual amortization expense to be $1.0 million for each of the four succeeding fiscal years and $0.4 million in the fifth succeeding fiscal year.

Note 8: Investments

We have current and long-term investments intended to enhance returns on our cash as well as to fund future obligations of our non-qualified defined benefit retirement plan, our executive deferred compensation plan, and our performance compensation retirement plan. We also hold investments of two privately-held companies consisting of non-marketable preferred shares, warrants to purchase common shares, and convertible notes (refer to Note 20, Fair Value Measurement). Our short-term investments are included in other current assets and our long-term investments are included in other long-term assets on our consolidated balance sheet.

The following summarizes our investments:

(Amounts in thousands)	4/30/2022	4/24/2021
Short-term investments:
Marketable securities	$16,022	$18,037
Held-to-maturity investments	1,337	2,532
Total short-term investments	17,359	20,569
Long-term investments:
Marketable securities	26,599	27,256
Cost basis investments	7,579	7,579
Total long-term investments	34,178	34,835
Total investments	$51,537	$55,404

Investments to enhance returns on cash	$27,239	$32,475
Investments to fund compensation/retirement plans	14,219	15,350
Other investments	10,079	7,579
Total investments	$51,537	$55,404
The following is a summary of the unrealized gains, unrealized losses, and fair value by investment type:

	4/30/2022			4/24/2021
(Amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$1,448	$(86)	$13,905	$2,798	$(5)	$14,954
Fixed income	28	(809)	33,521	136	(29)	35,631
Other	1,250	—	4,111	559	—	4,819
Total securities	$2,726	$(895)	$51,537	$3,493	$(34)	$55,404

The following table summarizes sales of marketable securities:

	Fiscal Year Ended
	(53 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/30/2022	4/24/2021	4/25/2020
Proceeds from sales	$35,116	$33,631	$36,443
Gross realized gains	879	1,026	852
Gross realized losses	(402)	(71)	(159)

The following is a summary of the fair value of fixed income marketable securities, classified as available-for-sale securities, by contractual maturity:

(Amounts in thousands)	4/30/2022
Within one year	$16,018
Within two to five years	14,737
Within six to ten years	868
Thereafter	1,898
Total	$33,521

Note 9: Accrued Expenses and Other Current Liabilities

(Amounts in thousands)	4/30/2022	4/24/2021
Payroll and other compensation	$62,373	$62,546
Accrued product warranty, current portion	16,436	14,447
Customer deposits	183,233	180,766
Deferred revenue	139,006	108,460
Other current liabilities	95,345	83,685
Accrued expenses and other current liabilities	$496,393	$449,904

Note 10: Debt

On October 15, 2021, we entered into a new five-year $200.0 million unsecured revolving credit facility (the “Credit Facility”). Borrowings under the Credit Facility may be used by the Company for general corporate purposes. We may increase the size of the facility, either in the form of additional revolving commitments or new term loans, subject to the discretion of each lender to participate in such increase, up to an additional amount of $100.0 million. The Credit Facility will mature on October 15, 2026 and provides us the ability to extend the maturity date for two additional one-year periods, subject to the satisfaction of customary conditions. As of April 30, 2022, we have no borrowings outstanding under the Credit Facility.

The Credit Facility contains certain restrictive loan covenants, including, among others, financial covenants requiring a maximum consolidated net lease adjusted leverage ratio and a minimum consolidated fixed charge coverage ratio, as well as customary covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of certain assets. As of April 30, 2022, we were in compliance with our financial covenants under the Credit Facility.

The Credit Facility replaced our previous $150.0 million revolving credit facility, which had been secured primarily by all of our accounts receivable, inventory, cash deposits, and securities accounts. The previous revolving credit facility was terminated on October 15, 2021, and is no longer in effect.

Cash paid for interest during fiscal years 2022, 2021, and 2020 was $0.5 million, $0.8 million and $0.6 million, respectively.

Note 11: Employee Benefits

The table below summarizes the total costs associated with our employee retirement and welfare plans.

	Fiscal Year Ended
	(53 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/30/2022	4/24/2021	4/25/2020
401(k) Retirement Plan (1)	$11,763	$7,313	$9,380
Performance Compensation Retirement Plan	1,654	3,810	1,115
Deferred Compensation Plan	242	24	719
Non-Qualified Defined Benefit Retirement Plan (2)	763	803	796
(1)Increase in fiscal 2022 compared with fiscal 2021 is primarily due to the temporary freeze on matching contributions started during the fourth quarter of fiscal 2020 as part of our COVID-19 action plan. Matching contributions were reinstated during the second quarter of fiscal 2021.
(2)Primarily related to interest cost.

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

(Amounts in thousands)	4/30/2022	4/24/2021
Short-term obligation included in other current liabilities	$1,922	$716
Long-term obligation included in other long-term liabilities	13,898	15,194

Executive Deferred Compensation Plan. We maintain an executive deferred compensation plan for eligible highly compensated employees, an element of which may include Company contributions. Further information related to the plan is as follows:

(Amounts in thousands)	4/30/2022	4/24/2021
Plan obligation included in other long-term liabilities	$24,595	$26,548
Cash surrender value on life insurance contracts included in other long-term assets (1)	42,699	41,133
(1)Life insurance contracts are related to the Executive Deferred Compensation Plan and the PCRP.

Non-Qualified Defined Benefit Retirement Plan. We maintain a non-qualified defined benefit retirement plan for certain former salaried employees. We hold available-for-sale marketable securities to fund future obligations of this plan in a Rabbi trust (refer to Note 8, Investments, and Note 20, Fair Value Measurements, for additional information on these investments). We are not required to fund the non-qualified defined benefit retirement plan in fiscal 2023; however, we have the discretion to make contributions to the Rabbi trust. Further information related to the plan is as follows:

(Amounts in thousands)	4/30/2022	4/24/2021
Short-term plan obligation included in other current liabilities	$1,059	$1,066
Long-term plan obligation included in other long-term liabilities	12,461	14,717
Discount rate used to determine obligation	4.3%	3.0%

	Fiscal Year Ended
	(53 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/30/2022	4/24/2021	4/25/2020
Actuarial loss recognized in AOCI	$306	$347	$218
Benefit payments (1)	1,182	1,091	1,091
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

A reconciliation of the changes in our product warranty liability is as follows:

(Amounts in thousands)	4/30/2022	4/24/2021
Balance as of the beginning of the year	$23,636	$23,255
Acquisitions	548	—
Accruals during the year	30,146	21,956
Settlements during the year	(27,294)	(21,575)
Balance as of the end of the year (1)	$27,036	$23,636
(1)$16.4 million and $14.4 million is recorded in accrued expenses and other current liabilities as of April 30, 2022, and April 24, 2021, respectively, while the remainder is included in other long-term liabilities.

We recorded accruals during the periods presented in the table above, primarily to reflect charges that relate to warranties issued during the respective periods.

Note 13: Commitments and Contingencies

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

The table below summarizes the total stock-based compensation expense we recognized for all outstanding grants. Stock-based compensation expense is recorded in SG&A in the consolidated statement of income:

	Fiscal Year Ended
	(53 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/30/2022	4/24/2021	4/25/2020
Equity-based awards expense
Stock options	$1,973	$2,959	$2,000
Restricted stock awards	3,720	3,367	2,913
Restricted stock units issued to Directors	1,194	840	900
Performance-based shares	4,971	5,505	2,558
Total equity-based awards expense	11,858	12,671	8,371
Liability-based awards expense
Stock appreciation rights	(102)	375	(240)
Deferred stock units issued to Directors	(1,058)	1,437	(768)
Other (1)	29	66	26
Total liability-based awards expense (2)	(1,131)	1,878	(982)
Total stock-based compensation expense	$10,727	$14,549	$7,389
(1)Includes restricted stock units and performance-based units.
(2)Compensation expense for these awards is based on the market price of our common stock on the grant date and is remeasured each reporting period based on the market value of our common shares on the last day of the reported period.

Stock Options. The La-Z-Boy Incorporated 2017 Omnibus Incentive Plan authorized grants to certain employees and directors to purchase common shares at a specified price, which may not be less than 100% of the current market price of the stock at the date of grant. We granted 252,996 stock options to employees during the first quarter of fiscal 2022, and we also have stock options outstanding from previous grants. We account for stock options as equity-based awards because when they are exercised, they will be settled in common shares. We recognize compensation expense for stock options over the vesting period equal to the fair value on the date our Compensation Committee approved the awards. The vesting period for our stock options ranges from one to four years, with accelerated vesting upon retirement. The vesting date for retirement-eligible employees is the later of the date they meet the criteria for retirement or the end of the fiscal year in which the grant was made. We accelerate the expense for options granted to retirement eligible employees over the vesting period, with expense recognized from the grant date through their retirement eligibility date or over the ten months following the grant date, whichever period is longer. We have elected to recognize forfeitures as an adjustment to compensation expense in the same period as the forfeitures occur. Granted options outstanding under the former long-term equity award plan remain in effect and have a term of 10 years.
We estimate the fair value of the employee stock options at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. The fair value of stock options granted during fiscal years 2022, 2021, and 2020 were calculated using the following assumptions:

	Grant Year
	Fiscal 2022	Fiscal 2021	Fiscal 2020	Assumption
Risk-free interest rate	0.82%	0.34%	2.19%	U.S. Treasury issues with term equal to expected life at grant date
Dividend rate	1.58%	—%	1.72%	Estimated future dividend rate and common share price at grant date
Expected life	5.0 years	5.0 years	5.0 years	Contractual term of stock option and expected employee exercise trends
Stock price volatility	42.16%	41.79%	34.27%	Historical volatility of our common shares
Fair value per option	$12.29	$10.06	$7.94
Plan activity for stock options under the above plans was as follows:

	Number of Shares (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at April 24, 2021	1,342	$29.05	7.2	$19,008
Granted	253	37.93	N/A	N/A
Canceled	(41)	29.92	N/A	N/A
Exercised	(38)	29.32	N/A	252
Outstanding at April 30, 2022	1,516	30.51	6.6	24

Exercisable at April 30, 2022	1,042	$28.97	5.8	$24

The aggregate intrinsic value of options exercised was $5.1 million and $1.7 million in fiscal 2021 and fiscal 2020, respectively. As of April 30, 2022, our total unrecognized compensation cost related to non-vested stock option awards was $2.3 million, which we expect to recognize over a weighted-average remaining vesting term of all unvested awards of 1.8 years. During the year ended April 30, 2022, stock options with respect to 0.4 million shares vested.

We received $1.1 million, $10.8 million, and $4.8 million in cash during fiscal 2022, 2021, and 2020, respectively, for exercises of stock options.

Restricted Stock. We awarded 121,963 shares of restricted stock to employees during fiscal 2022. We issue restricted stock at no cost to the employees, and the shares are held in an escrow account until the vesting period ends. If a recipient's employment ends during the escrow period (other than through death or disability), the shares are returned at no cost to the Company. We account for restricted stock awards as equity-based awards because when they vest, they will be settled in common shares. The weighted average fair value of the restricted stock that was awarded in fiscal 2022 was $38.27 per share, the market value of our common shares on the date of grant. We have elected to recognize forfeitures as an adjustment to compensation expense in the same period as the forfeitures occur. We recognize compensation expense for restricted stock over the vesting period equal to the fair value on the date our Compensation Committee approved the awards. Restricted stock awards vest at 25% per year, beginning one year from the grant date for a term of four years.

The following table summarizes information about non-vested share awards as of and for the year ended April 30, 2022:

	Shares (In Thousands)	Weighted Average Grant Date Fair Value
Non-vested shares at April 24, 2021	320	$30.14
Granted	122	38.27
Vested	(120)	30.37
Canceled	(35)	30.48
Non-vested shares at April 30, 2022	287	33.45

Unrecognized compensation cost related to non-vested restricted shares was $6.8 million and is expected to be recognized over a weighted-average remaining contractual term of all unvested awards of 1.7 years.

Restricted Stock Units Issued to Directors. Restricted stock units granted to our non-employee directors are offered at no cost to the directors and vest when a director leaves the board. During fiscal 2022, fiscal 2021, and fiscal 2020 we granted less than 0.1 million restricted stock units each year to our non-employee directors. We account for these restricted stock units as equity-based awards because when they vest, they will be settled in shares of our common stock. We measure and recognize compensation expense for these awards based on the market price of our common shares on the date of grant. The weighted-average fair value of the restricted stock units that were granted during fiscal 2022, fiscal 2021, and fiscal 2020 was $35.34, $32.08, and $31.77, respectively.

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

During the first quarter of fiscal 2022, we granted 125,021 performance-based shares. We also have performance-based share awards outstanding from previous grants. Payout of the fiscal 2022 grant depends on our financial performance (50%) and a market-based condition based on the total return our shareholders receive on their investment in our stock relative to returns earned through investments in other public companies (50%). The performance share opportunity ranges from 50% of the employee's target award if minimum performance requirements are met to a maximum of 200% of the target award based on the attainment of certain financial and shareholder-return goals over a specific performance period, which is generally three fiscal years. Grants of performance-based shares during fiscal 2021 were weighted the same as those granted during fiscal 2022, while grants of performance-based shares during fiscal 2020 were weighted (80%) on financial performance and (20%) on market-based conditions.

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

The following table summarizes the performance-based shares outstanding at the maximum award amounts based upon the respective performance share agreements:

	Shares (In Thousands)	Weighted Average Grant Date Fair Value
Outstanding shares at April 24, 2021	669	$30.32
Granted	250	36.13
Vested	(130)	31.71
Unearned or canceled	(168)	30.65
Outstanding shares at April 30, 2022	621	32.28

We account for performance-based shares as equity-based awards because when they vest, they will be settled in common shares. We have elected to recognize forfeitures as an adjustment to compensation expense in the same period as the forfeitures occur. For shares that vest based on our results relative to the performance goals, we expense as compensation cost the fair value of the shares as of the day we granted the awards recognized over the performance period, taking into account the probability that we will satisfy the performance goals. The fair value of each share of the awards we granted in fiscal 2022, fiscal 2021, and fiscal 2020 that vest based on attaining performance goals was $36.13, $30.75, and $28.68, respectively, the market value of our common shares on the date we granted the awards less the dividends we expect to pay before the shares vest. For shares that vest based on market conditions, we use a Monte Carlo valuation model to estimate each share's fair value as of the date of grant. The Monte Carlo valuation model uses multiple simulations to evaluate our probability of achieving various stock price levels to determine our expected performance ranking relative to our peer group. Similar to the way in which we expense the awards of stock options, we expense compensation cost over the vesting period regardless of whether the market condition is ultimately satisfied. Based on the Monte Carlo model, the fair value as of the grant date of the fiscal 2022, fiscal 2021, and fiscal 2020 grants of shares that vest based on market conditions was $51.85, $38.14, and $38.75, respectively. Our unrecognized compensation cost at April 30, 2022, related to performance-based shares was $5.6 million based on the current estimates of the number of awards that will vest, and is expected to be recognized over a weighted-average remaining contractual term of all unvested awards of 1.3 years.

Equity-based compensation expenses related to performance-based shares recognized in our consolidated statement of income were as follows (for the fiscal years ended):

	Fiscal Year Ended
	(53 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/30/2022	4/24/2021	4/25/2020
Fiscal 2018 grant	$—	$—	$611
Fiscal 2019 grant	—	1,545	996
Fiscal 2020 grant	1,066	2,051	951
Fiscal 2021 grant	2,195	1,909	—
Fiscal 2022 grant	1,710	—	—
Total expense	$4,971	$5,505	$2,558

Stock Appreciation Rights ("SARs"). We have not granted any SARs to employees since fiscal 2014, but we have SARs outstanding from the fiscal 2014 award. All outstanding SARs are fully vested and have a term of ten years. SARs will be paid in cash upon exercise and, accordingly, we account for SARs as liability-based awards that we remeasure to fair value at the end of each reporting period. We have no remaining unrecognized compensation cost at April 30, 2022, relating to SARs awards as they are all fully vested, but we will continue to remeasure these awards to reflect the fair value at the end of each reporting period until all awards are exercised or forfeited. As of April 30, 2022, we had 6,010 SARs outstanding for the fiscal 2014 award. These awards have exceeded their expected life and are remeasured to fair value based on their intrinsic value, which is the market value of our common stock on the last day of the reporting period less the exercise price, until the earlier of the exercise date or the contractual term date. At April 30, 2022, the intrinsic value per share of the fiscal 2014 award was $7.22.

Deferred Stock Units Issued to Directors. We have not granted any deferred stock units to non-employee directors since fiscal 2010, but we have units outstanding from the fiscal 2009 and fiscal 2010 awards. We account for awards under our deferred stock unit plan for non-employee directors as liability-based awards because upon exercise these awards will be paid in cash. We measure and recognize compensation expense based on the market price of our common stock on the grant date. We remeasure and adjust the liability based on the market value (intrinsic value) of our common shares on the last day of the reporting period until paid with a corresponding adjustment to reflect the cumulative amount of compensation expense. For purposes of dividends and for measuring the liability, each deferred stock unit is the equivalent of one common share. As of April 30, 2022, we had 0.1 million deferred stock units outstanding. Our liability related to these awards was $1.6 million and $2.7 million at April 30, 2022, and April 24, 2021, respectively, and is included as a component of other long-term liabilities on our consolidated balance sheet.

Note 15: Accumulated Other Comprehensive Loss
Activity in accumulated other comprehensive loss was as follows:

(Amounts in thousands)	Translation adjustment	Change in fair value of cash flow hedge	Unrealized gain (loss) on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive loss
Balance at April 27, 2019	$50	$87	$6	$(3,605)	$(3,462)
Changes before reclassifications	(1,941)	—	387	(1,809)	(3,363)
Reclassification of certain income tax effects (1)	—	(97)	258	(708)	(547)
Amounts reclassified to net income	—	14	(141)	218	91
Tax effect	—	(4)	(61)	394	329
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(1,941)	(87)	443	(1,905)	(3,490)
Balance at April 25, 2020	$(1,891)	$—	$449	$(5,510)	$(6,952)
Changes before reclassifications	4,932	—	(96)	428	5,264
Amounts reclassified to net income	—	—	(9)	347	338
Tax effect	—	—	26	(197)	(171)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	4,932	—	(79)	578	5,431
Balance at April 24, 2021	$3,041	$—	$370	$(4,932)	$(1,521)
Changes before reclassifications	(5,002)	—	(947)	1,539	(4,410)
Amounts reclassified to net income	—	—	59	306	365
Tax effect	—	—	220	(451)	(231)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(5,002)	—	(668)	1,394	(4,276)
Balance at April 30, 2022	$(1,961)	$—	$(298)	$(3,538)	$(5,797)
(1)Income tax effects of the Tax Cuts and Jobs Act are reclassified from AOCI to retained earnings due to adoption of ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220).
We reclassified both the unrealized gain (loss) on marketable securities and the net pension amortization from accumulated other comprehensive loss to net income through other income (expense), net.
The components of noncontrolling interest were as follows:

	Fiscal Year Ended
	(53 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/30/2022	4/24/2021	4/25/2020
Balance as of the beginning of the year	$8,648	$15,553	$14,468
Net income	2,311	1,068	1,515
Other comprehensive income (loss)	(802)	534	(266)
Dividends distributed to joint venture minority partners	(1,260)	(8,507)	—
Other changes in noncontrolling interests	—	—	(164)
Balance as of the end of the year	$8,897	$8,648	$15,553

Note 16: Revenue Recognition
The following table presents our revenue disaggregated by product category and by segment or unit:

	Year Ended April 30, 2022
(Amounts in thousands)	Wholesale	Retail	Corporate and Other	Total
Motion Upholstery Furniture	$975,624	$450,438	$613	$1,426,675
Stationary Upholstery Furniture	402,953	200,639	219,354	822,946
Bedroom Furniture	38,963	6,937	15,579	61,479
Dining Room Furniture	26,013	12,408	4,677	43,098
Occasional Furniture	45,150	26,940	4,303	76,393
Delivery	190,110	26,915	7,999	225,024
Other (1)	90,025	80,117	(56,566)	113,576
Total	$1,768,838	$804,394	$195,959	$2,769,191

		Eliminations		(412,380)
	Consolidated Net Sales			$2,356,811

	Year Ended April 24, 2021
(Amounts in thousands)	Wholesale	Retail	Corporate and Other	Total
Motion Upholstery Furniture	$759,451	$371,587	$523	$1,131,561
Stationary Upholstery Furniture	332,046	118,913	134,296	585,255
Bedroom Furniture	37,351	5,785	9,629	52,765
Dining Room Furniture	25,394	10,931	3,096	39,421
Occasional Furniture	44,897	20,682	3,171	68,750
Delivery	117,415	22,216	5,230	144,861
Other (1)	(15,256)	62,792	(28,575)	18,961
Total	$1,301,298	$612,906	$127,370	$2,041,574

		Eliminations		(307,330)
	Consolidated Net Sales			$1,734,244
(1)Primarily includes revenue for advertising, royalties, parts, accessories, after-treatment products, surcharges, discounts & allowances, rebates and other sales incentives. The increase year-over-year is primarily due to an increase in surcharges in response to higher material and input costs.

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

(Unaudited, amounts in thousands)	4/30/2022	4/24/2021
Contract assets	$139,006	$108,460

Customer deposits	$183,233	$180,766
Deferred revenue	139,006	108,460
Total contract liabilities (1)	$322,239	$289,226
(1)During the year ended April 30, 2022, we recognized revenue of $271.9 million related to our contract liability balance at April 24, 2021.

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

Retail Segment. Our Retail segment consists of one operating segment comprised of our 161 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment sells primarily upholstered furniture, in addition to some casegoods and other accessories, to end consumers through these stores.

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
The accounting policies of the operating segments are the same as those described in Note 1, Accounting Policies. We account for intersegment revenue transactions between our segments consistent with independent third-party transactions, that is, at current market prices. As a result, the manufacturing profit related to sales to our Retail segment is included within the Wholesale segment. Operating income realized on intersegment revenue transactions is therefore generally consistent with the operating income realized on our revenue from independent third-party transactions. Segment operating income is based on profit or loss from operations before interest expense, interest income, other income (expense), net and income taxes. Identifiable assets are cash and equivalents, notes and accounts receivable, net inventories, net property, plant and equipment, right-of-use lease assets, goodwill and other intangible assets. Our unallocated assets include deferred income taxes, corporate assets (including a portion of cash and equivalents), and various other assets. Sales are attributed to countries on the basis of the customer's location.

The following table presents sales and operating income (loss) by segment:

	Fiscal Year Ended
	(53 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/30/2022	4/24/2021	4/25/2020
Sales
Wholesale segment:
Sales to external customers	$1,371,602	$1,006,377	$1,026,630
Intersegment sales	397,236	294,921	283,664
Wholesale segment sales	1,768,838	1,301,298	1,310,294

Retail segment sales	804,394	612,906	598,554

Corporate and Other:
Sales to external customers	180,815	114,961	78,798
Intersegment sales	15,144	12,409	10,294
Corporate and Other sales	195,959	127,370	89,092

Eliminations	(412,380)	(307,330)	(293,958)
Consolidated sales	$2,356,811	$1,734,244	$1,703,982

Operating Income (Loss)
Wholesale segment	$134,013	$134,312	$142,440
Retail segment	109,546	46,724	48,256
Corporate and Other	(36,803)	(44,300)	(71,934)
Consolidated operating income	206,756	136,736	118,762
Interest expense	(895)	(1,390)	(1,291)
Interest income	1,338	1,101	2,785
Other income (expense), net	(1,708)	9,466	(5,083)
Income before income taxes	$205,491	$145,913	$115,173

The following tables present additional financial information by segment and location.

	Fiscal Year Ended
	(53 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/30/2022	4/24/2021	4/25/2020
Depreciation and Amortization
Wholesale segment	$24,520	$19,029	$17,612
Retail segment	6,320	4,894	4,271
Corporate and Other	8,931	9,098	9,309
Consolidated depreciation and amortization	$39,771	$33,021	$31,192

Capital Expenditures
Wholesale segment	$49,373	$27,303	$36,602
Retail segment	19,426	8,958	7,597
Corporate and Other	7,781	1,699	1,836
Consolidated capital expenditures	$76,580	$37,960	$46,035

Sales by Country
United States	89%	91%	89%
Canada	6%	5%	6%
Other	5%	4%	5%
Total	100%	100%	100%

(Amounts in thousands)	4/30/2022	4/24/2021
Assets
Wholesale segment	$741,150	$720,721
Retail segment	587,083	546,299
Unallocated assets	603,856	519,302
Consolidated assets	$1,932,089	$1,786,322

Long-Lived Assets by Geographic Location
Domestic	$798,089	$713,525
International	89,385	55,714
Consolidated long-lived assets	$887,474	$769,239

Note 18: Income Taxes

Income before income taxes consists of the following:

	Fiscal Year Ended
	(53 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/30/2022	4/24/2021	4/25/2020
United States	$164,432	$124,547	$102,125
Foreign	41,059	21,366	13,048
Total	$205,491	$145,913	$115,173

Income tax expense (benefit) consists of the following components:

	Fiscal Year Ended
	(53 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/30/2022	4/24/2021	4/25/2020
Federal
Current	$30,793	$18,327	$25,026
Deferred	2,303	6,771	1,440
State
Current	9,191	6,475	7,901
Deferred	1,060	2,339	(1,409)
Foreign
Current	11,632	4,451	3,025
Deferred	(1,816)	21	206
Total income tax expense	$53,163	$38,384	$36,189

Our effective tax rate differs from the U.S. federal income tax rate for the following reasons:

	Fiscal Year Ended
	(53 weeks)	(52 weeks)	(52 weeks)
(% of income before income taxes)	4/30/2022	4/24/2021	4/25/2020
Statutory tax rate	21.0%	21.0%	21.0%
Increase (reduction) in income taxes resulting from:
State income taxes, net of federal benefit	3.9%	4.3%	4.2%
Losses/(gains) on corporate owned life insurance	—%	(1.2)%	0.5%
Change in valuation allowance	0.1%	0.7%	0.7%
U.S. research tax credits	(0.2)%	(0.5)%	(0.6)%
Non-deductible asset impairment	—%	—%	4.9%
Fair value adjustment of contingent consideration liability	(0.3)%	2.0%	(1.4)%
Tax on undistributed foreign earnings	0.2%	—%	1.1%
Miscellaneous items	1.2%	—%	1.0%
Effective tax rate	25.9%	26.3%	31.4%

For our Canada, Mexico, and United Kingdom foreign operating units, we permanently reinvest the earnings and consequently do not record a deferred tax liability relative to the undistributed earnings. We have reinvested approximately $69.3 million of the earnings. After enactment of the Tax Cuts and Jobs Act in 2017, the potential deferred tax attributable to these earnings would be approximately $2.5 million, primarily related to foreign withholding taxes and state income taxes. The Company is not permanently reinvested on undistributed earnings for its Thailand foreign operating units and has provided for deferred tax attributable to those earnings of approximately $1.1 million in fiscal 2022.

The primary components of our deferred tax assets and (liabilities) were as follows:

(Amounts in thousands)	4/30/2022	4/24/2021
Assets
Leases	$108,108	$88,536
Deferred and other compensation	21,309	21,361
State income tax—net operating losses, credits and other	5,795	6,222
Warranty	6,402	5,709
Inventory	2,274	530
Workers' compensation	2,292	2,559
Bad debt	1,216	1,326
Employee benefits	2,170	1,904
Federal net operating losses, credits	908	1,286
Other	81	—
Valuation allowance	(3,517)	(3,495)
Total deferred tax assets	147,038	125,938
Liabilities
Right of use lease assets	(102,978)	(84,440)
Property, plant and equipment	(20,412)	(17,837)
Goodwill and other intangibles	(11,914)	(10,084)
Tax on undistributed foreign earnings	(1,102)	(752)
Other	—	(910)
Net deferred tax assets	$10,632	$11,915

The deferred tax assets associated with loss carry forwards and the related expiration dates are as follows:

(Amounts in thousands)	Amount	Expiration
Federal net operating losses	$908	Fiscal 2037 - 2039
Various U.S. state net operating losses (excluding federal tax effect)	2,297	Fiscal 2023 - 2037
Foreign capital losses	147	Indefinite
Foreign net operating losses	92	Indefinite

We evaluate our deferred taxes to determine if a valuation allowance is required. Accounting standards require that we assess whether a valuation allowance should be established based on the consideration of all available evidence using a "more likely than not" standard with significant weight being given to evidence that can be objectively verified.

The evaluation of the amount of net deferred tax assets expected to be realized necessarily involves forecasting the amount of taxable income that will be generated in future years. We have forecasted future results using estimates management believes to be reasonable. We based these estimates on objective evidence such as expected trends resulting from certain leading economic indicators. Based upon our net deferred tax asset position at April 30, 2022, we estimate that approximately $30.5 million of future taxable income would need to be generated to fully recover our net deferred tax assets. The realization of deferred income tax assets is dependent on future events and actual results may vary from management's forecasts due to economic volatility and uncertainty along with unpredictable complexities in the global supply chain. Such variances could result in adjustments to the valuation allowance on deferred tax assets in future periods, and such adjustments could be material to the financial statements.

A summary of the valuation allowance by jurisdiction is as follows:

(Amounts in thousands)	4/30/2022	4/24/2021	Change
U.S. Federal	$1,460	$1,391	$69
U.S. State	1,907	2,087	(180)
Foreign	150	17	133
Total	$3,517	$3,495	$22

The remaining valuation allowance of $3.5 million is primarily related to certain U.S. federal, state and foreign deferred tax assets. The U.S. federal deferred taxes are primarily due to limitations on the realization of deferred taxes related to executive compensation. The U.S. state deferred taxes are primarily related to state net operating losses.

As of April 30, 2022, we had a gross unrecognized tax benefit of $1.0 million related to uncertain tax positions in various jurisdictions. A reconciliation of the beginning and ending balance of these unrecognized tax benefits is as follows:

	Fiscal Year Ended
	(53 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/30/2022	4/24/2021	4/25/2020
Balance at the beginning of the period	$1,069	$1,030	$1,069
Additions:
Positions taken during the current year	121	176	174
Positions taken during the prior year	10	35	106
Reductions:
Positions taken during the prior year	(23)	(19)	—
Decreases related to settlements with taxing authorities	—	—	(211)
Reductions resulting from the lapse of the statute of limitations	(140)	(153)	(108)
Balance at the end of the period	$1,037	$1,069	$1,030

We recognize interest and penalties associated with uncertain tax positions in income tax expense. We had approximately $0.4 million accrued for interest and penalties as of April 30, 2022 and April 24, 2021.

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

Our U.S. federal income tax returns for fiscal years 2019 and subsequent are still subject to audit. In addition, we conduct business in various states. The major states in which we conduct business are subject to audit for fiscal years 2018 and subsequent. Our foreign operations are subject to audit for fiscal years 2012 and subsequent.

Cash paid for taxes (net of refunds received) during the fiscal years ended April 30, 2022, April 24, 2021, and April 25, 2020, was $38.6 million, $40.5 million, and $24.7 million, respectively.

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

The following is a reconciliation of the numerators and denominators we used in our computations of basic and diluted earnings per share:

	Fiscal Year Ended
	(53 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/30/2022	4/24/2021	4/25/2020
Numerator (basic and diluted):
Net income attributable to La-Z-Boy Incorporated	$150,017	$106,461	$77,469
Income allocated to participating securities	(7)	(46)	(117)
Net income available to common Shareholders	$150,010	$106,415	$77,352

Denominator:
Basic weighted average common shares outstanding	44,023	45,983	46,399
Contingent common shares	79	171	211
Stock option dilution	192	213	126
Diluted weighted average common shares outstanding	44,294	46,367	46,736

Earnings per Share:
Basic	$3.41	$2.31	$1.67
Diluted	$3.39	$2.30	$1.66
The values for contingent common shares set forth above reflect the dilutive effect of common shares that we would have issued to employees under the terms of performance-based share awards if the relevant performance period for the award had been the reporting period.
We exclude the effect of options from our diluted share calculation when the weighted average exercise price of the options are higher than the average market price, since including the options' effect would be anti-dilutive. We excluded options to purchase 0.2 million and 0.3 million shares from the diluted share calculation for the years ended April 30, 2022 and April 25, 2020, respectively. We did not exclude any outstanding options from the diluted share calculation for the fiscal year ended April 24, 2021.

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

The following table presents the fair value hierarchy for those assets and liabilities we measured at fair value on a recurring basis at April 30, 2022 and April 24, 2021. There were no transfers into or out of Level 1, Level 2, or Level 3 for any of the periods presented.

At April 30, 2022
	Fair Value Measurements
(Amounts in thousands)	Level 1	Level 2	Level 3	NAV(1)	Total
Assets
Marketable securities	$—	$33,578	$2,500	$6,543	$42,621
Held-to-maturity investments	1,337	—	—	—	1,337
Cost basis investments	—	—	7,579	—	7,579
Total assets	$1,337	$33,578	$10,079	$6,543	$51,537

Liabilities
Contingent consideration liability	$—	$—	$800	$—	$800

At April 24, 2021
	Fair Value Measurements
(Amounts in thousands)	Level 1	Level 2	Level 3	NAV(1)	Total
Assets
Marketable securities	$119	$37,572	$—	$7,602	$45,293
Held-to-maturity investments	2,532	—	—	—	2,532
Cost basis investment	—	—	7,579	—	7,579
Total assets	$2,651	$37,572	$7,579	$7,602	$55,404

Liabilities
Contingent consideration liability	$—	$—	$14,100	$—	$14,100
(1)Certain marketable securities investments are measured at fair value using net asset value per share under the practical expedient methodology.
At April 30, 2022 and April 24, 2021, we held marketable securities intended to enhance returns on our cash and to fund future obligations of our non-qualified defined benefit retirement plan, our executive deferred compensation plan and our performance compensation retirement plan. We also held other fixed income and cost basis investments.
The fair value measurements for our Level 1 and Level 2 securities are based on quoted prices in active markets, as well as through broker quotes and independent valuation providers, multiplied by the number of shares owned exclusive of any transaction costs.
At April 30, 2022, our Level 3 assets included investments in two privately-held companies consisting of non-marketable preferred shares, warrants to purchase common shares, and convertible notes The fair value for our Level 3 equity investments is not readily determinable so we estimate the fair value as costs minus impairment, if any, plus or minus adjustments resulting from observable price changes in orderly transactions for identical or similar investments with the same issuer. During fiscal 2022, we invested $2.5 million in a convertible note from one of these privately-held start-up companies. The convertible note is considered a fixed income marketable security, classified as available-for-sale. There were no other changes to the fair value of our Level 3 assets during fiscal 2022.
Our Level 3 liability includes our contingent consideration liability resulting from the Joybird acquisition. Based on the achievement of fiscal 2021 performance metrics, we paid $10.0 million of contingent consideration during the second quarter of fiscal 2022. The fair value of our contingent consideration liability as of April 30, 2022, reflects our expectation that consideration will be owed under the terms of the earn out agreement based on fiscal 2023 projections of Joybird revenue and earnings. The fair value is determined using a variation of the income approach, known as the real options method, whereby revenue and earnings are simulated over the earnout periods in a risk-neutral framework using Geometric Brownian Motion. For each simulation path, the potential earnout payments were calculated based on management’s probability estimates for achievement of the revenue and earnings milestones and then were discounted to the valuation date using a discount rate of 4.5%. During fiscal 2022, we recognized a decrease in the fair value of our contingent consideration liability of $3.3 million based on an updated valuation reflecting our most recent financial projections. There were no other changes to the fair value of our Level 3 liabilities during the year ended April 30, 2022.
The following table is a reconciliation of our Level 3 assets and liabilities recorded at fair value using significant unobservable inputs:

(Amounts in thousands)	Assets	Liabilities
Balance at April 25, 2020	$6,479	$—
Purchases	1,100	—
Fair value adjustment	—	14,100
Balance at April 24, 2021	7,579	14,100
Purchases	2,500	—
Settlements	—	(10,000)
Fair value adjustment	—	(3,300)
Balance at April 30, 2022	$10,079	$800

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

Changes in Internal Control over Financial Reporting.    There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.
We have adopted a Code of Business Conduct, which applies to all of our officers, directors, and employees. A current copy of the code is posted at our website www.la-z-boy.com. We will disclose any amendments to, or waivers from, the code applicable to an executive officer or director at our website www.la-z-boy.com.
We provide some information about our executive officers in Part I of this report, under the heading "Information About Our Executive Officers." All other information required to be reported under this item will be included in our proxy statement for our 2022 Annual Meeting of Shareholders, and all of that information is incorporated in this item by reference.
ITEM 11.    EXECUTIVE COMPENSATION.
All information required to be reported under this item will be included in our proxy statement for our 2022 Annual Meeting of Shareholders, and all of that information is incorporated in this item by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
All information required to be reported under this item will be included in our proxy statement for our 2022 Annual Meeting of Shareholders, and all of that information is incorporated into this item by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
All information required to be reported under this item will be included in our proxy statement for our 2022 Annual Meeting of Shareholders, and all of that information is incorporated in this item by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.
All information required to be reported under this item will be included in our proxy statement for our 2022 Annual Meeting of Shareholders, and all of that information is incorporated in this item by reference.
PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)The following documents are filed as part of this report:
(1)    Financial Statements:

Management's Report to Our Shareholders
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
Consolidated Statement of Income for each of the three fiscal years ended April 30, 2022, April 24, 2021, and April 25, 2020
Consolidated Statement of Comprehensive Income for each of the three fiscal years ended April 30, 2022, April 24, 2021, and April 25, 2020
Consolidated Balance Sheet at April 30, 2022, and April 24, 2021
Consolidated Statement of Cash Flows for the fiscal years ended April 30, 2022, April 24, 2021, and April 25, 2020
Consolidated Statement of Changes in Equity for the fiscal years ended April 30, 2022, April 24, 2021, and April 25, 2020
Notes to Consolidated Financial Statements

(2)Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts for the fiscal years ended April 30, 2022, April 24, 2021, and April 25, 2020
Schedule II immediately follows Item 16.
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
(4.1)
Credit Agreement dated as of October 15, 2021, among La-Z-Boy Incorporated, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (Incorporated by reference to an exhibit to Form 8-K filed October 15, 2021)

(4.2)		Description of Securities (Incorporated by reference to an exhibit to Form 10-K for the year ended April 27, 2019)
(10.1)	*
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

(10.6)	*	Amended and Restated La-Z-Boy Incorporated 2010 Omnibus Incentive Plan (Incorporated by reference to an annex to Definitive Proxy Statement filed July 9, 2013)
(10.7)	*	La-Z-Boy Incorporated 2010 Omnibus Incentive Plan Sample Award Agreement (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 23, 2010)
(10.8)	*	La-Z-Boy Incorporated 2010 Omnibus Incentive Plan Revised Sample Award Agreement effective July 9, 2012 (Incorporated by reference to an exhibit to Form 8-K filed July 9, 2012)
(10.9)	*	La-Z-Boy Incorporated Severance Plan for Named Executive Officers (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 24, 2010)
(10.10)	*	La-Z-Boy Incorporated Performance Compensation Retirement Plan effective April 27, 2013 (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 27, 2013)
(10.11)	*	2014 Amendment to La-Z-Boy Incorporated Performance Compensation Retirement Plan (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 26, 2014)
(10.12)	*	First 2014 Amendment to La-Z-Boy Incorporated Severance Plan for Named Executive Officers (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 25, 2015)
(10.13)	*	La-Z-Boy Incorporated 2017 Omnibus Incentive Plan (Incorporated by reference to an annex to Definitive Proxy Statement filed July 18, 2017)

Exhibit Number		Description
(10.14)	*	La-Z-Boy Incorporated 2017 Omnibus Incentive Plan Sample Award Agreement (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 27, 2019)
(10.15)	*
La-Z-Boy Incorporated 2017 Omnibus Incentive Plan Revised Sample Award Agreement effective June 22, 2020 (Incorporated by reference to an exhibit to Form 10-Q for the fiscal quarter ended July 25, 2020)

(10.16)	*	La-Z-Boy Incorporated 2017 Omnibus Incentive Plan Revised Sample Award Agreement effective June 21, 2021
(21)		List of subsidiaries of La-Z-Boy Incorporated
(23)		Consent of PricewaterhouseCoopers LLP (EDGAR filing only)
(31.1)		Certifications of Chief Executive Officer pursuant to Rule 13a-14(a)
(31.2)		Certifications of Chief Financial Officer pursuant to Rule 13a-14(a)
(32)		Certifications pursuant to 18 U.S.C. Section 1350
(101.INS)		XBRL Instance Document
(101.SCH)		XBRL Taxonomy Extension Schema Document
(101.CAL)		XBRL Taxonomy Extension Calculation Linkbase Document
(101.LAB)		XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)		XBRL Taxonomy Extension Presentation Linkbase Document
(101.DEF)		XBRL Taxonomy Extension Definition Linkbase Document
(104)		The cover page from the Company's Annual Report on Form 10-K for the year ended April 25, 2020, formatted in Inline XBRL (included in Exhibit 101)
*    Indicates a management contract or compensatory plan or arrangement under which a director or executive officer may receive benefits.
ITEM 16.    FORM 10-K SUMMARY.
None.
LA-Z-BOY INCORPORATED
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

			Additions
Description	Balance at Beginning of Year	Acquisitions	Charged/ (Credited) to Costs and Expenses		Charged/ (Credited) to Other Accounts		Deductions		Balance at End of Year
Allowance for doubtful accounts, deducted from accounts receivable:
April 30, 2022	$4,011	$51	$(629)	(1)	$—		$(27)	(2)	$3,406
April 24, 2021	7,541	—	(3,319)	(1)	—		(211)	(2)	4,011
April 25, 2020	2,180	—	13,263	(1)	—		(7,902)	(2)	7,541
Allowance for deferred tax assets:
April 30, 2022	$3,495	$133	$851		$(962)	(3)	$—		$3,517
April 24, 2021	2,137	—	2,308		(950)	(3)	—		3,495
April 25, 2020	2,312	—	687		2	(3)	(864)	(4)	2,137
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

DATE: June 21, 2022		LA-Z-BOY INCORPORATED

	BY	/s/ MELINDA D. WHITTINGTON
Melinda D. Whittington President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of June 21, 2022, by the following persons on behalf of the registrant and in the capacities indicated.

/s/ M.T. LAWTON	/s/ E.L. ALEXANDER
M.T. Lawton Chairman of the Board	E.L. Alexander Director

/s/ S.M. GALLAGHER	/s/ J.P. HACKETT
S.M. Gallagher Director	J.P. Hackett Director

/s/ J.E. KERR	/s/ H.G. LEVY
J.E. Kerr Director	H.G. Levy Director

/s/ R.G. LUCIAN	/s/ W.A. MCCOLLOUGH
R.G. Lucian Senior Vice President and Chief Financial Officer	W.A. McCollough Director

/s/ J.L. MCCURRY	/s/ R.L. O'GRADY
J.L. McCurry Vice President, Corporate Controller and Chief Accounting Officer	R.L. O'Grady Director

/s/ L.B. PETERS	/s/ N.R. QUBEIN
L.B. Peters Director	N.R. Qubein Director

/s/ M.D. WHITTINGTON
M.D. Whittington President and Chief Executive Officer, Director