Form 10-Q
period 2022-07-30
LA-Z-BOY INC
filed 2022-08-23
CIK 57131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2022
or
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                     Yes  ☐   No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 16, 2022
Common Stock, $1.00 Par Value	43,036,194

LA-Z-BOY INCORPORATED
FORM 10-Q FIRST QUARTER OF FISCAL 2023

PART I - FINANCIAL INFORMATION (UNAUDITED)
ITEM 1. FINANCIAL STATEMENTS

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

	Quarter Ended
(Unaudited, amounts in thousands, except per share data)	7/30/2022	7/24/2021
Sales	$604,091	$524,783
Cost of sales	362,631	322,701
Gross profit	241,460	202,082
Selling, general and administrative expense	188,817	167,711
Operating income	52,643	34,371
Interest expense	(159)	(311)
Interest income	474	117
Other income (expense), net	45	(93)
Income before income taxes	53,003	34,084
Income tax expense	14,063	8,818
Net income	38,940	25,266
Net income attributable to noncontrolling interests	(452)	(700)
Net income attributable to La-Z-Boy Incorporated	$38,488	$24,566

Basic weighted average common shares	43,092	45,072
Basic net income attributable to La-Z-Boy Incorporated per share	$0.89	$0.54

Diluted weighted average common shares	43,142	45,404
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.89	$0.54
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Quarter Ended
(Unaudited, amounts in thousands)	7/30/2022	7/24/2021
Net income	$38,940	$25,266
Other comprehensive income (loss)
Currency translation adjustment	(2,160)	(1,242)
Net unrealized gain on marketable securities, net of tax	86	448
Net pension amortization, net of tax	36	62
Total other comprehensive income (loss)	(2,038)	(732)
Total comprehensive income before noncontrolling interests	36,902	24,534
Comprehensive (income) loss attributable to noncontrolling interests	67	(270)
Comprehensive income attributable to La-Z-Boy Incorporated	$36,969	$24,264

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET

(Unaudited, amounts in thousands, except par value)	7/30/2022	4/30/2022
Current assets
Cash and equivalents	$238,170	$245,589
Restricted cash	3,267	3,267
Receivables, net of allowance of $3,665 at 7/30/2022 and $3,406 at 4/30/2022	156,027	183,747
Inventories, net	331,846	303,191
Other current assets	190,516	215,982
Total current assets	919,826	951,776
Property, plant and equipment, net	262,620	253,144
Goodwill	201,679	194,604
Other intangible assets, net	37,929	33,971
Deferred income taxes – long-term	10,041	10,632
Right of use lease assets	409,051	405,755
Other long-term assets, net	77,839	82,207
Total assets	$1,918,985	$1,932,089

Current liabilities
Accounts payable	$123,832	$104,025
Lease liabilities, short-term	77,300	75,271
Accrued expenses and other current liabilities	437,930	496,393
Total current liabilities	639,062	675,689
Lease liabilities, long-term	357,468	354,843
Other long-term liabilities	78,363	81,935
Shareholders' equity
Preferred shares – 5,000 authorized; none issued	—	—
Common shares, $1.00 par value – 150,000 authorized; 43,036 outstanding at 7/30/22 and 43,089 outstanding at 4/30/22	43,036	43,089
Capital in excess of par value	343,475	342,252
Retained earnings	456,067	431,181
Accumulated other comprehensive loss	(7,316)	(5,797)
Total La-Z-Boy Incorporated shareholders' equity	835,262	810,725
Noncontrolling interests	8,830	8,897
Total equity	844,092	819,622
Total liabilities and equity	$1,918,985	$1,932,089

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS

	Quarter Ended
(Unaudited, amounts in thousands)	7/30/2022	7/24/2021
Cash flows from operating activities
Net income	$38,940	$25,266
Adjustments to reconcile net income to cash provided by operating activities
(Gain)/loss on disposal of assets	(4)	44
(Gain)/loss on sale of investments	30	(256)
Provision for doubtful accounts	293	(611)
Depreciation and amortization	9,516	8,553
Amortization of right-of-use lease assets	18,845	17,245
Equity-based compensation expense	1,417	2,460
Change in deferred taxes	544	370
Change in receivables	25,098	(1,783)
Change in inventories	(25,954)	(38,921)
Change in other assets	(1,229)	(10,380)
Change in payables	22,113	24,767
Change in lease liabilities	(19,256)	(17,263)
Change in other liabilities	(37,249)	(3,328)
Net cash provided by operating activities	33,104	6,163

Cash flows from investing activities
Proceeds from disposals of assets	46	8
Capital expenditures	(20,999)	(19,343)
Purchases of investments	(2,176)	(9,900)
Proceeds from sales of investments	4,421	9,716
Acquisitions	(7,230)	—
Net cash used for investing activities	(25,938)	(19,519)

Cash flows from financing activities
Payments on debt and finance lease liabilities	(31)	(30)
Stock issued for stock and employee benefit plans, net of shares withheld for taxes	(1,703)	(2,228)
Repurchases of common stock	(5,004)	(35,640)
Dividends paid to shareholders	(7,097)	(6,777)
Net cash used for financing activities	(13,835)	(44,675)

Effect of exchange rate changes on cash and equivalents	(750)	(446)
Change in cash, cash equivalents and restricted cash	(7,419)	(58,477)
Cash, cash equivalents and restricted cash at beginning of period	248,856	394,703
Cash, cash equivalents and restricted cash at end of period	$241,437	$336,226

Supplemental disclosure of non-cash investing activities
Capital expenditures included in payables	$7,130	$3,957

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited, amounts in thousands)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interests	Total
At April 30, 2022	$43,089	$342,252	$431,181	$(5,797)	$8,897	$819,622
Net income	—	—	38,488	—	452	38,940
Other comprehensive loss	—	—	—	(1,519)	(519)	(2,038)
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	151	(194)	(1,660)	—	—	(1,703)
Repurchases of 204 shares of common stock	(204)	—	(4,800)	—	—	(5,004)
Stock option and restricted stock expense	—	1,417	—	—	—	1,417
Dividends declared and paid ($0.165/share)	—	—	(7,097)	—	—	(7,097)
Dividends declared not paid ($0.165/share)	—	—	(45)	—	—	(45)
At July 30, 2022	$43,036	$343,475	$456,067	$(7,316)	$8,830	$844,092

(Unaudited, amounts in thousands)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Total
At April 24, 2021	$45,361	$330,648	$399,010	$(1,521)	$8,648	$782,146
Net income	—	—	24,566	—	700	25,266
Other comprehensive loss	—	—	—	(302)	(430)	(732)
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	181	291	(2,700)	—	—	(2,228)
Repurchases of 919 shares of common stock	(919)	(530)	(34,191)	—	—	(35,640)
Stock option and restricted stock expense	—	2,460	—	—	—	2,460
Dividends declared and paid ($0.15/share)	—	—	(6,777)	—	—	(6,777)
Dividends declared not paid ($0.15/share)	—	—	(46)	—	—	(46)
At July 24, 2021	$44,623	$332,869	$379,862	$(1,823)	$8,918	$764,449

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

The accompanying consolidated financial statements include the consolidated accounts of La-Z-Boy Incorporated and our majority-owned subsidiaries (collectively, the "Company"). We derived the April 30, 2022 balance sheet from our audited financial statements. We prepared the interim financial information in conformity with generally accepted accounting principles, which we applied on a basis consistent with those reflected in our fiscal 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”), but the information does not include all of the disclosures required by generally accepted accounting principles. In management’s opinion, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments (except as otherwise disclosed), that are necessary for a fair statement of results for the respective interim periods. The interim results reflected in the accompanying financial statements are not necessarily indicative of the results of operations that will occur for the full fiscal year ending April 29, 2023.

At July 30, 2022, we owned investments in two privately-held companies consisting of non-marketable preferred shares, warrants to purchase common shares, and convertible notes. Each of these companies is a variable interest entity and we have not consolidated their results in our financial statements because we do not have the power to direct those activities that most significantly impact their economic performance and, therefore, are not the primary beneficiary.

Accounting pronouncements adopted in fiscal 2023

We did not adopt any Accounting Standards Updates ("ASUs") in fiscal 2023.

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

Note 2: Acquisitions

The acquisition noted below was not significant to our consolidated financial statements and, therefore, pro-forma financial information is not presented. All of our provisional purchase accounting estimates for this acquisition are based on the information and data available to us as of the time of the issuance of these financial statements, and in accordance with Accounting Standard Codification Topic 805-10-25-15, are subject to change within the first 12 months following the acquisition as we gain additional data.

Denver, Colorado acquisition

On July 18, 2022, we completed our acquisition of the Denver, Colorado business that operates five independently owned La-Z-Boy Furniture Galleries® stores and one distribution center for $10.2 million, subject to customary adjustments. We paid $7.2 million of cash during the first quarter of fiscal 2023 and the remaining consideration includes forgiveness of accounts receivable and future payments based on final working capital adjustments. This acquisition reflects a core component of our strategic priorities, which is to grow our company-owned retail business and leverage our integrated retail model (where we earn a combined profit on both the wholesale and retail sales) in suitable geographic markets, alongside the existing La-Z-Boy Furniture Galleries® network.

Prior to this acquisition, we licensed to the counterparty the exclusive right to own and operate La-Z-Boy Furniture Galleries® stores (and to use the associated trademarks and trade name) in the Denver, Colorado market, and we reacquired these rights when we consummated the transaction. The reacquired rights are indefinite-lived because our Retailer Agreements are perpetual agreements that have no specific expiration date and no renewal options. The effective settlement of these arrangements resulted in no settlement gain or loss as the contractual terms were at market. We recorded an indefinite-lived intangible asset of $4.3 million related to these reacquired rights. We also recognized $7.7 million of goodwill in our Retail segment related primarily to synergies we expect from the integration of the acquired stores and future benefits of these synergies. For federal income tax purposes, we will amortize and appropriately deduct all of the indefinite-lived intangible assets and goodwill assets over 15 years.

Note 3: Cash and Restricted Cash

We have restricted cash on deposit with a bank as collateral for certain letters of credit. All our letters of credit have maturity dates within the next twelve months, but we expect to renew some of these letters of credit when they mature.

(Unaudited, amounts in thousands)	7/30/2022	7/24/2021
Cash and cash equivalents	$238,170	$332,960
Restricted cash	3,267	3,266
Total cash, cash equivalents and restricted cash	$241,437	$336,226

Note 4: Inventories

A summary of inventories is as follows:

(Unaudited, amounts in thousands)	7/30/2022	4/30/2022
Raw materials	$153,299	$146,896
Work in process	32,671	36,834
Finished goods	209,895	185,870
FIFO inventories	395,865	369,600
Excess of FIFO over LIFO	(64,019)	(66,409)
Total inventories	$331,846	$303,191

Note 5: Goodwill and Other Intangible Assets

We have goodwill on our consolidated balance sheet as follows:

Reportable Segment/Unit	Reporting Unit	Related Acquisition
Wholesale Segment	La-Z-Boy United Kingdom	Wholesale business in the United Kingdom and Ireland
Wholesale Segment	La-Z-Boy United Kingdom Manufacturing	La-Z-Boy United Kingdom Manufacturing (Furnico)
Retail Segment	Retail	La-Z-Boy Furniture Galleries® stores
Corporate & Other	Joybird	Joybird

The following table summarizes changes in the carrying amount of our goodwill by reportable segment:

(Unaudited, amounts in thousands)	Wholesale Segment	Retail Segment	Corporate and Other	Total Goodwill
Balance at April 30, 2022 (1)	$20,207	$118,951	$55,446	$194,604
Acquisitions	—	7,688	—	7,688
Translation adjustment	(630)	17	—	(613)
Balance at July 30, 2022 (1)	$19,577	$126,656	$55,446	$201,679
(1)Includes $26.9 million of accumulated impairment losses in Corporate and Other.

We have intangible assets on our consolidated balance sheet as follows:

Reportable Segment/Unit	Intangible Asset	Useful Life
Wholesale Segment	Primarily acquired customer relationships from our acquisition of the wholesale business in the United Kingdom and Ireland	Amortizable over useful lives that do not exceed 15 years
Wholesale Segment	American Drew® trade name	Indefinite-lived
Retail Segment	Reacquired rights to own and operate La-Z-Boy Furniture Galleries® stores	Indefinite-lived
Corporate & Other	Joybird® trade name	Amortizable over eight-year useful life

The following summarizes changes in our intangible assets:

(Unaudited, amounts in thousands)	Indefinite- Lived Trade Names	Finite-Lived Trade Name	Indefinite- Lived Reacquired Rights	Other Intangible Assets	Total Intangible Assets
Balance at April 30, 2022	$1,155	$3,392	$27,319	$2,105	$33,971
Acquisitions	—	—	4,262	—	4,262
Amortization	—	(200)	—	(53)	(253)
Translation adjustment	—	—	13	(64)	(51)
Balance at July 30, 2022	$1,155	$3,192	$31,594	$1,988	$37,929

We test indefinite-lived intangibles and goodwill for impairment on an annual basis in the fourth quarter of each fiscal year, and more frequently if events or changes in circumstances indicate that an asset might be impaired. We test amortizable intangible assets for impairment if events or changes in circumstances indicate that the assets might be impaired.

Note 6: Investments
We have current and long-term investments intended to enhance returns on our cash as well as to fund future obligations of our non-qualified defined benefit retirement plan, our executive deferred compensation plan, and our performance compensation retirement plan. We also hold investments of two privately-held companies consisting of non-marketable preferred shares, warrants to purchase common shares, and convertible notes (refer to Note 15, Fair Value Measurements). Our short-term investments are included in other current assets and our long-term investments are included in other long-term assets on our consolidated balance sheet.

The following summarizes our investments:

(Unaudited, amounts in thousands)	7/30/2022	4/30/2022
Short-term investments:
Marketable securities	$14,787	$16,022
Held-to-maturity investments	1,267	1,337
Total short-term investments	16,054	17,359
Long-term investments:
Marketable securities	25,332	26,599
Cost basis investments	7,579	7,579
Total long-term investments	32,911	34,178
Total investments	$48,965	$51,537

Investments to enhance returns on cash	$24,914	$27,239
Investments to fund compensation/retirement plans	13,972	14,219
Other investments	10,079	10,079
Total investments	$48,965	$51,537

The following is a summary of the unrealized gains, unrealized losses, and fair value by investment type:

	7/30/2022			4/30/2022
(Unaudited, amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$1,415	$(95)	$13,909	$1,448	$(86)	$13,905
Fixed income	39	(705)	30,944	28	(809)	33,521
Other	1,228	—	4,112	1,250	—	4,111
Total securities	$2,682	$(800)	$48,965	$2,726	$(895)	$51,537

The following table summarizes sales of marketable securities:

	Quarter Ended
(Unaudited, amounts in thousands)	7/30/2022	7/24/2021
Proceeds from sales	$4,246	$9,715
Gross realized gains	27	267
Gross realized losses	(56)	(11)

The following is a summary of the fair value of fixed income marketable securities, classified as available-for-sale securities, by contractual maturity:

(Unaudited, amounts in thousands)	7/30/2022
Within one year	$14,784
Within two to five years	13,595
Within six to ten years	717
Thereafter	1,848
Total	$30,944

Note 7: Accrued Expenses and Other Current Liabilities

(Unaudited, amounts in thousands)	7/30/2022	4/30/2022
Payroll and other compensation	$44,557	$62,373
Accrued product warranty, current portion	17,066	16,436
Customer deposits	164,474	183,233
Deferred revenue	108,351	139,006
Other current liabilities	103,482	95,345
Accrued expenses and other current liabilities	$437,930	$496,393

Note 8: Product Warranties

We accrue an estimated liability for product warranties when we recognize revenue on the sale of warrantied products. We estimate future warranty claims on product sales based on our historical claims experience and periodically adjust the provision to reflect changes in actual experience. We incorporate repair costs into our liability estimates, including materials, labor and overhead amounts necessary to perform repairs, and any costs associated with delivering repaired product to our customers. Over 90% of our warranty liability relates to our Wholesale reportable segment as we generally warrant our products against defects for one to three years on fabric and leather, from one to ten years on cushions and padding, and provide a limited lifetime warranty on certain mechanisms and frames, unless otherwise noted in the warranty. Additionally, our Wholesale segment warranties cover labor costs relating to our parts for one year. We provide a limited lifetime warranty against defects on a majority of Joybird products, which are a part of our Corporate and Other results. For all our manufacturer warranties, the warranty period begins when the consumer receives our product. We use considerable judgment in making our estimates, and we record differences between our actual and estimated costs when the differences are known.

A reconciliation of the changes in our product warranty liability is as follows:

	Quarter Ended
(Unaudited, amounts in thousands)	7/30/2022 (1)	7/24/2021
Balance as of the beginning of the period	$27,036	$23,636
Accruals during the period	7,826	7,214
Settlements during the period	(7,346)	(6,417)
Balance as of the end of the period	$27,516	$24,433
(1)$17.1 million and $16.4 million is recorded in accrued expenses and other current liabilities as of July 30, 2022, and April 30, 2022, respectively, while the remainder is included in other long-term liabilities.

We recorded accruals during the periods presented in the table above, primarily to reflect charges that relate to warranties issued during the respective periods.

Note 9: Stock-Based Compensation

The table below summarizes the total stock-based compensation expense we recognized for all outstanding grants in our consolidated statement of income:

	Quarter Ended
(Unaudited, amounts in thousands)	7/30/2022	7/24/2021
Equity-based awards expense	$1,417	$2,460
Liability-based awards expense (1)	128	(684)
Total stock-based compensation expense	$1,545	$1,776
(1)Liability-based awards are comprised primarily of deferred stock units granted to non-employee directors. Compensation expense for these awards is based on the market price of our common stock on the grant date and is remeasured each reporting period based on the market value of our common shares on the last day of the reported period.

Stock Options. We granted 318,411 stock options to employees during the first quarter of fiscal 2023 and we have stock options outstanding from previous grants. We account for stock options as equity-based awards because when they are exercised, they will be settled in common shares. We recognize compensation expense for stock options over the vesting period equal to the fair value on the date the Compensation and Talent Oversight Committee of our Board approved the awards. The vesting period for our stock options ranges from one to four years, with accelerated vesting upon retirement. The vesting date for retirement-eligible employees is the later of the date they meet the criteria for retirement or the end of the fiscal year in which the grant was made. We accelerate the expense for options granted to retirement-eligible employees over the vesting period, with expense recognized from the grant date through their retirement eligibility date or over the ten months following the grant date, whichever period is longer. We have elected to recognize forfeitures as an adjustment to compensation expense in the same period as the forfeitures occur.

We estimate the fair value of the employee stock options at the grant date using the Black-Scholes option-pricing model, which requires management to make certain assumptions. The fair value of stock options granted during the first quarter of fiscal 2023 was calculated using the following assumptions:

(Unaudited)	Fiscal 2023 grant	Assumption
Risk-free interest rate	2.87%	U.S. Treasury issues with term equal to expected life at grant date
Dividend rate	2.70%	Estimated future dividend rate and common share price at grant date
Expected life	5.0 years	Contractual term of stock option and expected employee exercise trends
Stock price volatility	42.78%	Historical volatility of our common shares
Fair value per option	$7.90

Restricted Stock. We granted 239,883 shares of restricted stock units to employees during the first quarter of fiscal 2023 and we also have restricted stock awards outstanding from previous grants. We issue restricted stock at no cost to employees and account for restricted stock awards as equity-based awards because when they vest, they will be settled in common shares. We recognize compensation expense for restricted stock over the vesting period equal to the fair value on the date the Compensation and Talent Oversight Committee of our Board approved the awards. Restricted stock awards generally vest at 25% per year, beginning one year from the grant date over a term of four years, with continued vesting upon retirement with respect to the fiscal 2023 grants. The vesting date for retirement-eligible employees is the later of the date they meet the criteria for retirement or ten months after the grant date. We accelerate the expense for restricted stock granted to retirement-eligible employees over the vesting period, with expense recognized from the grant date through their retirement eligibility date or over the ten months following the grant date, whichever period is longer. We have elected to recognize forfeitures as an adjustment to compensation expense in the same period as the forfeitures occur. The weighted-average fair value of the restricted stock that was awarded in the first quarter of fiscal 2023 was $24.44 per share, the market value of our common shares on the dates of grant.

Performance Shares. During the first quarter of fiscal 2023, we granted 240,833 performance-based shares and we also have performance-based share awards outstanding from previous grants. Payouts of these grants depend on our financial performance (50%) and a market-based condition based on the total return our shareholders receive on their investment in our stock relative to returns earned through investments in other public companies (50%). The performance share opportunity ranges from 50% of the employee’s target award if minimum performance requirements are met to a maximum of 200% of the target award based on the attainment of certain financial and shareholder-return goals over a specific performance period, which is generally three fiscal years.

We account for performance-based shares as equity-based awards because when they vest, they will be settled in common shares. In the event of an employee's termination during the vesting period, the potential right to earn shares under this program is generally forfeited and we have elected to recognize forfeitures as an adjustment to compensation expense in the same period in which the forfeitures occur. For shares that vest based on our results relative to the performance goals, we expense as compensation cost the fair value of the shares as of the day we granted the awards recognized over the performance period, taking into account the probability that we will satisfy the performance goals. The fair value of each share of the awards we granted in fiscal 2023 that vest based on attaining performance goals was $22.43, the market value of our common shares on the date we granted the awards less the value of the dividends we expect to pay shareholders before the shares vest. For shares that vest based on market conditions, we use a Monte Carlo valuation model to estimate each share’s fair value as of the date of grant. The Monte Carlo valuation model uses multiple simulations to evaluate our probability of achieving various stock price levels to determine our expected performance ranking relative to our peer group. For shares that vest based on market conditions, we expense compensation cost over the vesting period regardless of whether the market condition is ultimately satisfied. Based on the Monte Carlo model, the fair value as of the grant date of the fiscal 2023 grant of shares that vest based on market conditions was $36.63.

Note 10: Accumulated Other Comprehensive Income (Loss)

The activity in accumulated other comprehensive income (loss) for the quarters ended July 30, 2022, and July 24, 2021, is as follows:

(Unaudited, amounts in thousands)	Translation adjustment	Unrealized gain (loss) on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive income (loss)
Balance at April 30, 2022	$(1,961)	$(298)	$(3,538)	$(5,797)
Changes before reclassifications	(1,641)	55	—	(1,586)
Amounts reclassified to net income	—	59	48	107
Tax effect	—	(28)	(12)	(40)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(1,641)	86	36	(1,519)
Balance at July 30, 2022	$(3,602)	$(212)	$(3,502)	$(7,316)

Balance at April 24, 2021	$3,041	$370	$(4,932)	$(1,521)
Changes before reclassifications	(812)	591	—	(221)
Amounts reclassified to net income	—	4	75	79
Tax effect	—	(147)	(13)	(160)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(812)	448	62	(302)
Balance at July 24, 2021	$2,229	$818	$(4,870)	$(1,823)

We reclassified both the unrealized gain (loss) on marketable securities and the net pension amortization from accumulated other comprehensive loss to net income through other income (expense), net.

The components of non-controlling interest were as follows:

	Quarter Ended
(Unaudited, amounts in thousands)	7/30/2022	7/24/2021
Balance as of the beginning of the period	$8,897	$8,648
Net income	452	700
Other comprehensive loss	(519)	(430)
Balance as of the end of the period	$8,830	$8,918

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

The following table presents our revenue disaggregated by product category and by segment or unit:

	Quarter Ended July 30, 2022				Quarter Ended July 24, 2021
(Unaudited, amounts in thousands)	Wholesale	Retail	Corporate and Other	Total	Wholesale	Retail	Corporate and Other	Total
Motion Upholstery Furniture	$225,544	$135,304	$30	$360,878	$226,612	$102,504	$154	$329,270
Stationary Upholstery Furniture	104,934	59,800	51,212	215,946	91,409	42,365	47,347	181,121
Bedroom Furniture	10,664	1,870	5,008	17,542	11,925	1,985	3,248	17,158
Dining Room Furniture	6,275	3,180	1,509	10,964	6,986	3,249	1,100	11,335
Occasional Furniture	11,067	7,100	1,212	19,379	12,599	6,022	995	19,616
Delivery	56,237	7,054	1,902	65,193	38,829	6,840	1,767	47,436
Other (1)	27,097	21,713	(12,143)	36,667	5,139	18,882	(10,977)	13,044
Total	$441,818	$236,021	$48,730	$726,569	$393,499	$181,847	$43,634	$618,980

Eliminations				(122,478)				(94,197)
Consolidated Net Sales				$604,091				$524,783
(1)Primarily includes revenue for advertising, royalties, parts, accessories, after-treatment products, surcharges, discounts and allowances, rebates and other sales incentives.

Motion Upholstery Furniture - Includes gross revenue for upholstered furniture, such as recliners, sofas, loveseats, chairs, sectionals, and modulars that have a mechanism that allows the back of the product to recline or the product's footrest to extend. This gross revenue includes sales to La-Z-Boy Furniture Galleries® stores (including company-owned stores), operators of La-

Z-Boy Comfort Studio® locations, England Custom Comfort Center locations, other major dealers, independent retailers, and the end consumer.

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

(Unaudited, amounts in thousands)	7/30/2022	4/30/2022
Contract assets	$108,351	$139,006

Customer deposits	$164,474	$183,233
Deferred revenue	108,351	139,006
Total contract liabilities (1)	$272,825	$322,239
(1)During the quarter ended July 30, 2022, we recognized revenue of $192.4 million related to our contract liability balance at April 30, 2022.

Note 12: Segment Information

Our reportable operating segments include the Wholesale segment and the Retail segment.

Wholesale Segment. Our Wholesale segment consists primarily of three operating segments: La-Z-Boy, our largest operating segment, our England subsidiary, and our casegoods operating segment that sells furniture under three brands: American Drew®, Hammary® and Kincaid®. The Wholesale segment also includes our international wholesale and manufacturing businesses. We aggregate these operating segments into one reportable segment because they are economically similar and meet the other aggregation criteria for determining reportable segments. Our Wholesale segment manufactures and imports upholstered furniture, such as recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas and imports casegoods (wood) furniture, such as bedroom sets, dining room sets, entertainment centers and occasional pieces. The Wholesale segment sells directly to La-Z-Boy Furniture Galleries® stores, operators of La-Z-Boy Comfort Studio® locations, England Custom Comfort Center locations, major dealers, and a wide cross-section of other independent retailers.

Retail Segment. Our Retail segment consists of one operating segment comprised of our 166 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment sells primarily upholstered furniture, in addition to some casegoods and other accessories, to end consumers through these stores.

Corporate & Other. Corporate & Other includes the shared costs for corporate functions, including human resources, information technology, finance and legal, in addition to revenue generated through royalty agreements with companies licensed to use the La-Z-Boy® brand name on various products. We consider our corporate functions to be other business activities and have aggregated them with our other insignificant operating segments, including our global trading company in

Hong Kong and Joybird, an e-commerce retailer that manufactures upholstered furniture, such as sofas, loveseats, chairs, ottomans, sleeper sofas and beds, and also imports casegoods (wood) furniture, such as occasional tables and other accessories. Joybird sells to the end consumer primarily online through its website, www.joybird.com. None of the operating segments included in Corporate & Other meet the requirements of reportable segments.

The following table presents sales and operating income (loss) by segment:

	Quarter Ended
(Unaudited, amounts in thousands)	7/30/2022	7/24/2021
Sales
Wholesale segment:
Sales to external customers	$323,728	$303,617
Intersegment sales	118,090	89,882
Wholesale segment sales	441,818	393,499

Retail segment sales	236,021	181,847

Corporate and Other:
Sales to external customers	44,342	39,319
Intersegment sales	4,388	4,315
Corporate and Other sales	48,730	43,634

Eliminations	(122,478)	(94,197)
Consolidated sales	$604,091	$524,783

Operating Income (Loss)
Wholesale segment	$26,142	$18,331
Retail segment	38,152	20,438
Corporate and Other	(11,651)	(4,398)
Consolidated operating income	52,643	34,371
Interest expense	(159)	(311)
Interest income	474	117
Other income (expense), net	45	(93)
Income before income taxes	$53,003	$34,084

Note 13: Income Taxes

Our effective tax rate was 26.5% for the first quarter ended July 30, 2022, compared with 25.9% for the first quarter ended July 24, 2021. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes.

Note 14: Earnings per Share

The following is a reconciliation of the numerators and denominators we used in our computations of basic and diluted earnings per share:

	Quarter Ended
(Unaudited, amounts in thousands, except per share data)	7/30/2022	7/24/2021
Numerator (basic and diluted):
Net income attributable to La-Z-Boy Incorporated	$38,488	$24,566
Income allocated to participating securities (1)	—	(5)
Net income available to common Shareholders	$38,488	$24,561

Denominator:
Basic weighted average common shares outstanding	43,092	45,072
Contingent common shares	50	—
Stock option dilution	—	332
Diluted weighted average common shares outstanding	43,142	45,404

Earnings per Share:
Basic	$0.89	$0.54
Diluted	$0.89	$0.54
(1)Prior to fiscal 2019, we granted restricted stock awards that contained non-forfeitable rights to dividends on unvested shares, and we are required to include these participating securities in calculating our basic earnings per common share, using the two-class method.

The values for contingent common shares set forth above reflect the dilutive effect of common shares that we would have issued to employees under the terms of performance-based share awards if the relevant performance period for the award had been the reporting period.

We exclude the effect of options from our diluted share calculation when the weighted average exercise price of the options is higher than the average market price, since including the options' effect would be anti-dilutive. For the quarter ended July 30, 2022, we excluded options to purchase 1.5 million shares from the diluted share calculation. For the first quarter ended July 24, 2021, all outstanding options were included in the diluted share calculation.

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

The following table presents the fair value hierarchy for those assets and liabilities we measured at fair value on a recurring basis at July 30, 2022 and April 30, 2022. There were no transfers into or out of Level 1, Level 2, or Level 3 for any of the periods presented.

At July 30, 2022
	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1	Level 2	Level 3	NAV(1)	Total
Assets
Marketable securities	$—	$31,024	$2,500	$6,595	$40,119
Held-to-maturity investments	1,267	—	—	—	1,267
Cost basis investments	—	—	7,579	—	7,579
Total assets	$1,267	$31,024	$10,079	$6,595	$48,965

Liabilities
Contingent consideration liability	$—	$—	$800	$—	$800

At April 30, 2022
	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1	Level 2	Level 3	NAV(1)	Total
Assets
Marketable securities	$—	$33,578	$2,500	$6,543	$42,621
Held-to-maturity investments	1,337	—	—	—	1,337
Cost basis investment	—	—	7,579	—	7,579
Total assets	$1,337	$33,578	$10,079	$6,543	$51,537

Liabilities
Contingent consideration liability	$—	$—	$800	$—	$800
(1)Certain marketable securities investments are measured at fair value using net asset value per share under the practical expedient methodology.

At July 30, 2022 and April 30, 2022, we held marketable securities intended to enhance returns on our cash and to fund future obligations of our non-qualified defined benefit retirement plan, our executive deferred compensation plan and our performance compensation retirement plan. We also held other fixed income and cost basis investments.

The fair value measurements for our Level 1 and Level 2 securities are based on quoted prices in active markets, as well as through broker quotes and independent valuation providers, multiplied by the number of shares owned exclusive of any transaction costs.

At July 30, 2022 and April 30, 2022, our Level 3 assets included investments in two privately-held companies consisting of non-marketable preferred shares, warrants to purchase common shares, and convertible notes. The fair value of these equity investments (preferred shares and warrants) is not readily determinable and therefore, we estimate the fair value as costs minus impairment, if any, plus or minus adjustments resulting from observable price changes in orderly transactions for identical or similar investments with the same issuer. The convertible notes are recorded at fair value with the net unrealized gains and losses (that are deemed to be temporary) reported as a component of other comprehensive income, consistent with our other available-for-sale debt securities. There were no changes to the fair value of our Level 3 assets during the quarter ended July 30, 2022.

Our Level 3 liability includes our contingent consideration liability resulting from the Joybird acquisition. The fair value of our contingent consideration liability as of July 30, 2022 reflects our expectation that consideration will be owed under the terms of the earnout agreement based on fiscal 2023 projections of Joybird revenue and earnings. The fair value is determined using a variation of the income approach, known as the real options method, whereby revenue and earnings are simulated over the earnout periods in a risk-neutral framework using Geometric Brownian Motion. For each simulation path, the potential earnout payments were calculated based on management’s probability estimates for achievement of the revenue and earnings milestones and then were discounted to the valuation date using a discount rate of 4.5%. There were no changes to the fair value of our Level 3 liabilities during the quarter ended July 30, 2022.

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

Our actual future results and trends may differ materially from those we anticipate depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed in our Annual Report for the year ended April 30, 2022, under Item 1A, "Risk Factors" and Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations." Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in our Annual Report or any other public statement made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or for any other reason.

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

As of July 30, 2022, our supply chain operations included the following:

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

•The centerpiece of our retail distribution strategy is our network of 348 La-Z-Boy Furniture Galleries® stores and 530 La-Z-Boy Comfort Studio® locations, each dedicated to marketing our La-Z-Boy branded products. We consider this dedicated space to be “proprietary.”

◦La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort, and quality of La-Z-Boy furniture with our available design services. We own 166 of the La-Z-Boy Furniture Galleries® stores, while the remainder are independently owned and operated.
◦La-Z-Boy Comfort Studio® locations are defined spaces within larger independent retailers that are dedicated to displaying and selling La-Z-Boy branded products. All 530 La-Z-Boy Comfort Studio® locations are independently owned and operated.
◦In total, we have approximately 7.7 million square feet of proprietary floor space dedicated to selling La-Z-Boy branded products in North America.
◦We also have approximately 3.0 million square feet of floor space outside of the United States and Canada dedicated to selling La-Z-Boy branded products.

•Our other brands, England, American Drew, Hammary, and Kincaid enjoy distribution through many of the same outlets, with slightly over half of Hammary’s sales originating through the La-Z-Boy Furniture Galleries® store network.

◦Kincaid and England have their own dedicated proprietary in-store programs with 614 outlets and approximately 1.9 million square feet of proprietary floor space.
◦In total, our proprietary floor space includes approximately 12.6 million square feet worldwide.

•Joybird sells product primarily online and has a limited amount of proprietary retail showroom floor space including small-format stores in key urban markets.

Our goal is to deliver value to our shareholders over the long term through executing our strategic initiatives. The foundation of our strategic initiatives is driving profitable sales growth in all areas of our business.

We plan to drive growth in the following ways:

•Leveraging and reinvigorating our brand with a consumer focus and expanded omni-channel presence. Our strategic initiatives to leverage and reinvigorate our iconic La-Z-Boy brand center on a renewed focus on leveraging the compelling La-Z-Boy comfort message, accelerating our omni-channel offering, and identifying additional consumer-base growth opportunities. Our marketing platform featuring celebrity brand ambassador Kristen Bell drives brand recognition and injects youthful style and sensibility into our marketing campaign, which enhances the appeal of our brand with a younger consumer base. Further, our goal is to connect with consumers along their purchase journey through multiple means, whether online or in person. We are driving change throughout our digital platforms to improve the user experience, with a specific focus on the ease with which customers browse through our broad product assortment, customize products to their liking, find stores to make a purchase, or purchase at www.la-z-boy.com.

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

•Accelerating the growth of the Joybird brand. During fiscal 2019, we purchased Joybird, a leading e-commerce retailer and manufacturer of upholstered furniture with a direct-to-consumer model. We believe that Joybird is a brand with significant potential and our strategic initiatives in this area focus on fueling profitable growth through an increase in digital marketing spend to drive awareness and customer acquisition, ongoing investments in technology, an expansion of product assortment, and providing additional small-format stores in key urban markets to enhance our consumers' omni-channel experience.

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

•Wholesale Segment. Our Wholesale segment consists primarily of three operating segments: La-Z-Boy, our largest operating segment, our England subsidiary, and our casegoods operating segment that sells furniture under three brands: American Drew®, Hammary® and Kincaid®. The Wholesale segment also includes our international wholesale and manufacturing businesses. We aggregate these operating segments into one reportable segment because they are economically similar and meet the other aggregation criteria for determining reportable segments. Our Wholesale segment manufactures and imports upholstered furniture, such as recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas and imports casegoods (wood) furniture, such as bedroom sets, dining room sets, entertainment centers and occasional pieces. The Wholesale segment sells directly to La-Z-Boy Furniture Galleries® stores, operators of La-Z-Boy Comfort Studio® locations, England Custom Comfort Center locations, major dealers, and a wide cross-section of other independent retailers.

•Retail Segment. Our Retail segment consists of one operating segment comprised of our 166 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment sells primarily upholstered furniture, in addition to some casegoods and other accessories, to end consumers through these stores.

•Corporate & Other. Corporate & Other includes the shared costs for corporate functions, including human resources, information technology, finance and legal, in addition to revenue generated through royalty agreements with companies licensed to use the La-Z-Boy® brand name on various products. We consider our corporate functions to be other business activities and have aggregated them with our other insignificant operating segments, including our global trading company in Hong Kong and Joybird, an e-commerce retailer that manufactures upholstered furniture, such as sofas, loveseats, chairs, ottomans, sleeper sofas and beds, and also imports casegoods (wood) furniture, such as occasional tables and other accessories. Joybird sells to the end consumer primarily online through its website, www.joybird.com. None of the operating segments included in Corporate & Other meet the requirements of reportable segments.

Results of Operations

Fiscal 2023 First Quarter Compared with Fiscal 2022 First Quarter

La-Z-Boy Incorporated

	Quarter Ended
(Unaudited, amounts in thousands, except percentages)	7/30/2022	7/24/2021	% Change
Sales	$604,091	$524,783	15.1%
Operating income	52,643	34,371	53.2%
Operating margin	8.7%	6.5%

Sales

Consolidated sales increased $79.3 million, or 15.1%, in the first quarter of fiscal 2023 compared with the same period a year ago. After retail and manufacturing locations reopened after COVID-related shutdowns at the beginning of fiscal 2021, we experienced a strong pace of written order trends while facing challenges in the global supply chain. In response to heightened demand, we expanded our manufacturing capacity, increased our strategic raw material reserves, and took pricing and surcharge actions to counteract rising materials and freight costs. The impact of these strategic actions over the last two years and our ability to work through our significant backlog led to a strong sales increase in the first quarter of fiscal 2023 compared with the same period a year ago.

Operating Margin

Operating margin, which is calculated as operating income as a percentage of sales, increased 220 basis points in the first quarter of fiscal 2023 compared with the same period a year ago.

•Gross margin, which is calculated as gross profit as a percentage of sales, increased 150 basis points in the first quarter of fiscal 2023, compared with the same period a year ago.

◦Changes in our consolidated mix improved gross margin by 160 basis points, driven by growth of our Retail segment, which has a higher gross margin than our Wholesale segment.
◦Gross margin was adversely impacted by higher raw material and freight costs caused by global supply chain and availability challenges, along with higher plant production costs resulting from the expansion of our manufacturing capacity and a challenging labor environment.
◦Partially offsetting the item above, gross margin benefited from increased pricing and surcharges
•Selling, general and administrative ("SG&A") expenses as a percentage of sales decreased 70 basis points in the first quarter of fiscal 2023 compared with the same period a year ago, as higher delivered sales volume relative to fixed costs more than offset increased investments in marketing to drive written sales.
We discuss each segment’s results in the following section.

Wholesale Segment

	Quarter Ended
(Unaudited, amounts in thousands, except percentages)	7/30/2022	7/24/2021	% Change
Sales	$441,818	$393,499	12.3%
Operating income	26,142	18,331	42.6%
Operating margin	5.9%	4.7%

Sales

The Wholesale segment’s sales increased $48.3 million, or 12% in the first quarter of fiscal 2023 compared with the same period a year ago. The increase in sales was primarily driven by the realization of pricing and surcharge actions taken in response to rising manufacturing costs combined with favorable channel and product mix. This was partially offset by a decline in delivered volume primarily the result of external dealers delaying receipt of finished goods due to warehouse constraints.

Operating Margin

The Wholesale segment's operating margin increased 120 basis points in the first quarter of fiscal 2023 compared with the same period a year ago.

•Gross margin increased 120 basis points in the first quarter of fiscal 2023 compared with the same period a year ago.

◦Gross margin increased 610 basis points from pricing and surcharge actions taken in response to rising raw materials and freight costs resulting from global supply challenges, the impact of which caused a 340 basis point decrease in gross margin.
◦Favorable channel and product mix resulted in an 80 basis point improvement to gross margin
◦Higher production costs related to manufacturing capacity expansion and sustained competition in the labor market drove a 180 basis point decrease in gross margin.
◦The first quarter of fiscal 2023 included expenses related to our plans to finalize the closure of our Newton, Mississippi manufacturing facility which had been temporarily reactivated during the second quarter of fiscal 2021 in response to stronger-than-expected demand at that time. This action resulted in a 20 basis point decrease in gross margin in the first quarter of fiscal 2023.

•SG&A expense as a percentage of sales was flat in the first quarter of fiscal 2023 compared with the same period a year ago as increased marketing spend was offset by fixed cost leverage from higher delivered sales.

Retail Segment

	Quarter Ended
(Unaudited, amounts in thousands, except percentages)	7/30/2022	7/24/2021	% Change
Sales	$236,021	$181,847	29.8%
Operating income	38,152	20,438	86.7%
Operating margin	16.2%	11.2%

Sales

The Retail segment’s sales increased $54.2 million, or 30%, in the first quarter of fiscal 2023 compared with the same period a year ago, led by a 25% increase in delivered same-store sales. Additionally, the Retail segment benefited from a $12.2 million increase in sales related to our retail store acquisitions that occurred in fiscal 2022 and fiscal 2023. Written same-store sales decreased 15% in the first quarter of fiscal 2023 compared with the same period a year ago, primarily the result of a return to expected industry-wide seasonal trends and softening demand driven by economic uncertainty and consumer sentiment. Same-store delivered sales include the sales of all currently active stores which have been open and company-owned for each comparable period.

Operating Margin

The Retail segment's operating margin increased 500 basis points in the first quarter of fiscal 2023 compared with the same period a year ago.

•Gross margin decreased 80 basis points in the first quarter of fiscal 2023 compared with the same period a year ago primarily due to the timing difference between higher product costs resulting from the pricing and surcharge actions taken by our manufacturing business and pricing actions taken by the Retail business which are realized upon delivery.

•SG&A expense as a percentage of sales decreased 580 basis points in the first quarter of fiscal 2023 compared with the same period a year ago, primarily due to higher delivered sales relative to selling expenses and fixed costs, mainly occupancy expenses.

Corporate and Other

	Quarter Ended
(Unaudited, amounts in thousands, except percentages)	7/30/2022	7/24/2021	% Change
Sales	$48,730	$43,634	11.7%
Intercompany eliminations	(122,478)	(94,197)	(30.0)%
Operating loss	(11,651)	(4,398)	(164.9)%

Sales

Corporate and Other sales increased $5.1 million in the first quarter of fiscal 2023, compared with the same period a year ago, primarily led by Joybird sales which increased 10% to $42.7 million. The growth in Joybird sales was driven by the realization of pricing actions, higher volume resulting from investments in marketing and website enhancements leading to higher online conversion, and the addition of retail store locations. Written sales for Joybird were up 12% in the first quarter of fiscal 2023 compared with the same period a year ago, driven by continued investments in marketing.

Intercompany eliminations increased in the first quarter 2023 compared with the same period a year ago due to higher sales from our Wholesale segment to our Retail segment.

Operating Loss

Our Corporate and Other operating loss increased $7.3 million in the first quarter of fiscal 2023, compared with the same period a year ago primarily due Joybird's operating loss resulting from an increase in freight costs, higher plant costs associated with the opening of a second manufacturing facility, and increased investments in marketing to drive customer acquisition and awareness.

Income Taxes

Our effective tax rate was 26.5% for the first quarter of fiscal 2023, compared with 25.9% for the first quarter of fiscal 2022. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes.

Liquidity and Capital Resources

Our sources of liquidity include cash and cash equivalents, short-term and long-term investments, cash from operations, and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, and fulfill other cash requirements for day-to-day operations and capital expenditures. We had cash, cash equivalents and restricted cash of $241.4 million at July 30, 2022, compared with $248.9 million at April 30, 2022. In addition, we had investments to enhance our returns on cash of $24.9 million at July 30, 2022, compared with $27.2 million at April 30, 2022.

The following table illustrates the main components of our cash flows:

	Quarter Ended
(Unaudited, amounts in thousands)	7/30/2022	7/24/2021
Cash Flows Provided By (Used For)
Net cash provided by operating activities	$33,104	$6,163
Net cash used for investing activities	(25,938)	(19,519)
Net cash used for financing activities	(13,835)	(44,675)
Exchange rate changes	(750)	(446)
Change in cash, cash equivalents and restricted cash	$(7,419)	$(58,477)

Operating Activities

During the first quarter of fiscal 2023, net cash provided by operating activities was $33.1 million. Our cash provided by operating activities was primarily attributable to net income, adjusted for non-cash items, and a $25.1 million decrease in receivables. This was partially offset by a $37.2 million decrease in other liabilities primarily due to a $24.2 million decline in customer deposits as delivered sales outpaced written sales in our Retail segment and the payout of our fiscal 2022 incentive compensation awards during the first quarter of fiscal 2023.

Investing Activities

During the first quarter of fiscal 2023, net cash used for investing activities was $25.9 million, primarily due to the following:

•Cash used for capital expenditures in the period was $21.0 million compared with $19.3 million during the first quarter of fiscal 2022, which primarily related to improvements to our retail stores, new store openings, and plant upgrades to our upholstery manufacturing and distribution facilities in Neosho, Missouri. Spending on these items will continue in fiscal 2023 with full year fiscal 2023 capital expenditures expected to be in the range of $85 to $95 million. We have no material contractual commitments outstanding for future capital expenditures.
•Cash used for acquisitions was $7.2 million, related to the acquisition of the Denver, Colorado retail business.

Financing Activities

On October 15, 2021, we entered into a five-year $200.0 million unsecured revolving credit facility (the “Credit Facility”). Borrowings under the Credit Facility may be used by the Company for general corporate purposes. We may increase the size of the facility, either in the form of additional revolving commitments or new term loans, subject to the discretion of each lender to participate in such an increase, up to an additional amount of $100 million. The Credit Facility will mature on October 15, 2026 and provides us the ability to extend the maturity date for two additional one-year periods, subject to the satisfaction of customary conditions. As of July 30, 2022, we have no borrowings outstanding under the Credit Facility.

The Credit Facility contains certain restrictive loan covenants, including, among others, financial covenants requiring a maximum consolidated net lease adjusted leverage ratio and a minimum consolidated fixed charge coverage ratio, as well as customary covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of certain assets. As of July 30, 2022, we were in compliance with our financial covenants under the Credit Facility. We believe our cash on hand, in addition to our available Credit Facility, will provide adequate liquidity for our business operations over the next 12 months.

During the first quarter of fiscal 2023, net cash used for financing activities was $13.8 million, primarily due to the following:

•Our board of directors has authorized the repurchase of company stock and we spent $5.0 million in the first quarter of fiscal 2022 to repurchase 0.2 million shares. As of July 30, 2022, 7.3 million shares remained available for repurchase pursuant to this authorization.
•Cash paid to our shareholders in quarterly dividends was $7.1 million. Our board of directors has sole authority to determine if and when we will declare future dividends and on what terms. We expect the board to continue declaring regular quarterly cash dividends for the foreseeable future, but it may discontinue doing so at any time.

Exchange Rate Changes

Due to changes in exchange rates, our cash, cash equivalents, and restricted cash decreased by $0.8 million from the end of fiscal year 2022 to the end of the first quarter of fiscal 2023. These changes impacted our cash balances held in Canada, Thailand, and the United Kingdom.

Other

During the first quarter of fiscal 2023, there were no material changes to the information about our contractual obligations and commitments shown in the table contained in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022. We do not expect our continuing compliance with existing federal, state and local statutes dealing with protection of the environment to have a material effect on our capital expenditures, earnings, competitive position or liquidity.

Critical Accounting Policies

We disclosed our critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022. There were no material changes to our critical accounting policies or estimates during the quarter ended July 30, 2022.

Recent Accounting Pronouncements

See Note 1, Basis of Presentation, to the consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of recently adopted accounting standards and other new accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first quarter of fiscal 2023, there were no material changes from the information contained in Item 7A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2022.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the first quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

We disclosed our risk factors in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022. There have been no material changes to our risk factors during the first quarter of fiscal 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our board of directors has authorized the repurchase of company stock. We spent $5.0 million on discretionary repurchases in the first quarter of fiscal 2023 to repurchase 0.2 million shares. As of July 30, 2022, 7.3 million shares remained available for repurchase pursuant to the board authorization. With the operating cash flows we anticipate generating in fiscal 2023, we expect to continue repurchasing company stock.

The following table summarizes our repurchases of company stock during the quarter ended July 30, 2022:

(Unaudited, amounts in thousands, except per share data)	Total number of shares repurchased (1)	Average price paid per share	Total number of shares repurchased as part of publicly announced plan (2)	Maximum number of shares that may yet be repurchased under the plan
Fiscal May (May 1 – June 4, 2022)	—	$—	—	7,465
Fiscal June (June 5 – July 2, 2022)	153	$24.14	82	7,383
Fiscal July (July 3 – July 30, 2022)	122	$24.93	122	7,262
Fiscal First Quarter of 2023	275	$24.49	204	7,262
(1)    In addition to the 203,573 shares we repurchased during the quarter as part of our publicly announced, board-authorized plan described above, this column includes 71,223 shares repurchased from employees to satisfy their withholding tax obligations upon vesting of restricted and performance based shares.
(2)    On October 28, 1987, our board of directors announced the authorization of the plan to repurchase company stock. The plan originally authorized 1.0 million shares, and since October 1987, 33.5 million shares have been added to the plan for repurchase. The authorization has no expiration date.

ITEM 6. EXHIBITS

Exhibit Number		Description
(10.1)	*	La-Z-Boy Incorporated 2017 Omnibus Incentive Plan Revised Sample Award Agreement effective June 28, 2022
(31.1)		Certifications of Chief Executive Officer pursuant to Rule 13a-14(a)
(31.2)		Certifications of Chief Financial Officer pursuant to Rule 13a-14(a)
(32)		Certifications of Executive Officers pursuant to 18 U.S.C. Section 1350(b)
(101.INS)		Inline XBRL Instance Document
(101.SCH)		Inline XBRL Taxonomy Extension Schema Document
(101.CAL)		Inline XBRL Taxonomy Extension Calculation Linkbase Document
(101.LAB)		Inline XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)		Inline XBRL Taxonomy Extension Presentation Linkbase Document
(101.DEF)		Inline XBRL Taxonomy Extension Definition Linkbase Document
(104)		The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2022, formatted in Inline XBRL (included in Exhibit 101)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LA-Z-BOY INCORPORATED
(Registrant)

Date: August 23, 2022

BY: /s/ Jennifer L. McCurry
Jennifer L. McCurry Vice President, Corporate Controller and Chief Accounting Officer