Form 10-Q
period 2022-10-29
LA-Z-BOY INC
filed 2022-11-30
CIK 57131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2022
or
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                     Yes  ☐   No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 23, 2022
Common Stock, $1.00 Par Value	43,136,048

LA-Z-BOY INCORPORATED
FORM 10-Q SECOND QUARTER OF FISCAL 2023

PART I - FINANCIAL INFORMATION (UNAUDITED)
ITEM 1. FINANCIAL STATEMENTS

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands, except per share data)	10/29/2022	10/23/2021	10/29/2022	10/23/2021
Sales	$611,332	$575,889	$1,215,423	$1,100,672
Cost of sales	350,596	352,594	713,227	675,295
Gross profit	260,736	223,295	502,196	425,377
Selling, general and administrative expense	198,853	169,182	387,670	336,893
Operating income	61,883	54,113	114,526	88,484
Interest expense	(119)	(242)	(278)	(553)
Interest income	1,138	106	1,612	223
Other income (expense), net	183	1,031	228	938
Income before income taxes	63,085	55,008	116,088	89,092
Income tax expense	16,306	14,650	30,369	23,468
Net income	46,779	40,358	85,719	65,624
Net income attributable to noncontrolling interests	(702)	(842)	(1,154)	(1,542)
Net income attributable to La-Z-Boy Incorporated	$46,077	$39,516	$84,565	$64,082

Basic weighted average common shares	43,104	44,251	43,098	44,662
Basic net income attributable to La-Z-Boy Incorporated per share	$1.07	$0.89	$1.96	$1.43

Diluted weighted average common shares	43,182	44,423	43,174	44,915
Diluted net income attributable to La-Z-Boy Incorporated per share	$1.07	$0.89	$1.96	$1.43
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/29/2022	10/23/2021	10/29/2022	10/23/2021
Net income	$46,779	$40,358	$85,719	$65,624
Other comprehensive income (loss)
Currency translation adjustment	(3,353)	(9)	(5,513)	(1,251)
Net unrealized loss on marketable securities, net of tax	(289)	(498)	(203)	(50)
Net pension amortization, net of tax	37	57	73	119
Total other comprehensive income (loss)	(3,605)	(450)	(5,643)	(1,182)
Total comprehensive income before noncontrolling interests	43,174	39,908	80,076	64,442
Comprehensive (income) loss attributable to noncontrolling interests	(298)	(722)	(231)	(992)
Comprehensive income attributable to La-Z-Boy Incorporated	$42,876	$39,186	$79,845	$63,450

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET

(Unaudited, amounts in thousands, except par value)	10/29/2022	4/30/2022
Current assets
Cash and equivalents	$204,626	$245,589
Restricted cash	3,268	3,267
Receivables, net of allowance of $3,946 at 10/29/2022 and $3,406 at 4/30/2022	160,035	183,747
Inventories, net	342,728	303,191
Other current assets	146,656	215,982
Total current assets	857,313	951,776
Property, plant and equipment, net	269,240	253,144
Goodwill	203,459	194,604
Other intangible assets, net	38,640	33,971
Deferred income taxes – long-term	10,633	10,632
Right of use lease assets	404,495	405,755
Other long-term assets, net	73,760	82,207
Total assets	$1,857,540	$1,932,089

Current liabilities
Accounts payable	$106,614	$104,025
Lease liabilities, short-term	77,100	75,271
Accrued expenses and other current liabilities	367,008	496,393
Total current liabilities	550,722	675,689
Lease liabilities, long-term	353,444	354,843
Other long-term liabilities	69,588	81,935
Shareholders' equity
Preferred shares – 5,000 authorized; none issued	—	—
Common shares, $1.00 par value – 150,000 authorized; 43,136 outstanding at 10/29/22 and 43,089 outstanding at 4/30/22	43,136	43,089
Capital in excess of par value	347,036	342,252
Retained earnings	495,003	431,181
Accumulated other comprehensive loss	(10,517)	(5,797)
Total La-Z-Boy Incorporated shareholders' equity	874,658	810,725
Noncontrolling interests	9,128	8,897
Total equity	883,786	819,622
Total liabilities and equity	$1,857,540	$1,932,089

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended
(Unaudited, amounts in thousands)	10/29/2022	10/23/2021
Cash flows from operating activities
Net income	$85,719	$65,624
Adjustments to reconcile net income to cash provided by operating activities
(Gain)/loss on disposal of assets	1	(3,151)
(Gain)/loss on sale of investments	77	(218)
Provision for doubtful accounts	694	(944)
Depreciation and amortization	19,258	17,785
Amortization of right-of-use lease assets	38,580	34,368
Equity-based compensation expense	5,079	6,354
Change in deferred taxes	27	170
Change in receivables	19,550	(33,937)
Change in inventories	(36,771)	(59,336)
Change in other assets	4,890	(20,666)
Change in payables	8,027	22,683
Change in lease liabilities	(39,380)	(34,598)
Change in other liabilities	(74,797)	21,300
Net cash provided by operating activities	30,954	15,434

Cash flows from investing activities
Proceeds from disposals of assets	63	3,998
Capital expenditures	(40,442)	(33,314)
Purchases of investments	(4,714)	(21,426)
Proceeds from sales of investments	12,660	22,666
Acquisitions	(11,705)	(4,396)
Net cash used for investing activities	(44,138)	(32,472)

Cash flows from financing activities
Payments on debt and finance lease liabilities	(61)	(60)
Holdback payments for acquisition purchases	(5,000)	(13,500)
Stock issued for stock and employee benefit plans, net of shares withheld for taxes	(1,711)	(1,870)
Repurchases of common stock	(5,004)	(50,640)
Dividends paid to shareholders	(14,161)	(13,398)
Dividends paid to minority interest joint venture partners (1)	—	(1,260)
Net cash used for financing activities	(25,937)	(80,728)

Effect of exchange rate changes on cash and equivalents	(1,841)	(330)
Change in cash, cash equivalents and restricted cash	(40,962)	(98,096)
Cash, cash equivalents and restricted cash at beginning of period	248,856	394,703
Cash, cash equivalents and restricted cash at end of period	$207,894	$296,607

Supplemental disclosure of non-cash investing activities
Capital expenditures included in payables	$4,251	$7,900
(1)Includes dividends paid to joint venture minority partners resulting from the repatriation of dividends from our foreign earnings that we no longer consider permanently reinvested.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited, amounts in thousands)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interests	Total
At April 30, 2022	$43,089	$342,252	$431,181	$(5,797)	$8,897	$819,622
Net income	—	—	38,488	—	452	38,940
Other comprehensive loss	—	—	—	(1,519)	(519)	(2,038)
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	151	(194)	(1,660)	—	—	(1,703)
Repurchases of 204 shares of common stock	(204)	—	(4,800)	—	—	(5,004)
Stock option and restricted stock expense	—	1,417	—	—	—	1,417
Dividends declared and paid ($0.165/share)	—	—	(7,097)	—	—	(7,097)
Dividends declared not paid ($0.165/share)	—	—	(45)	—	—	(45)
At July 30, 2022	$43,036	$343,475	$456,067	$(7,316)	$8,830	$844,092
Net income	—	—	46,077	—	702	46,779
Other comprehensive loss	—	—	—	(3,201)	(404)	(3,605)
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	100	(101)	(7)	—	—	(8)
Stock option and restricted stock expense	—	3,662	—	—	—	3,662
Dividends declared and paid ($0.165/share)	—	—	(7,064)	—	—	(7,064)
Dividends declared not paid ($0.165/share)	—	—	(70)	—	—	(70)
At October 29, 2022	$43,136	$347,036	$495,003	$(10,517)	$9,128	$883,786

(Unaudited, amounts in thousands)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Total
At April 24, 2021	$45,361	$330,648	$399,010	$(1,521)	$8,648	$782,146
Net income	—	—	24,566	—	700	25,266
Other comprehensive loss	—	—	—	(302)	(430)	(732)
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	181	291	(2,700)	—	—	(2,228)
Repurchases of 919 shares of common stock	(919)	(530)	(34,191)	—	—	(35,640)
Stock option and restricted stock expense	—	2,460	—	—	—	2,460
Dividends declared and paid ($0.15/share)	—	—	(6,777)	—	—	(6,777)
Dividends declared not paid ($0.15/share)	—	—	(46)	—	—	(46)
At July 24, 2021	$44,623	$332,869	$379,862	$(1,823)	$8,918	$764,449
Net income	—	—	39,516	—	842	40,358
Other comprehensive income	—	—	—	(330)	(120)	(450)
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	11	353	(6)	—	—	358
Purchases of 434 shares of common stock	(434)	(196)	(14,370)	—	—	(15,000)
Stock option and restricted stock expense	—	3,894	—	—	—	3,894
Dividends declared and paid ($0.15/share) (1)	—	—	(6,621)	—	(1,260)	(7,881)
Dividends declared not paid ($0.15/share)	—	—	(46)	—	—	(46)
At October 23, 2021	$44,200	$336,920	$398,335	$(2,153)	$8,380	$785,682

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

At October 29, 2022, we owned investments in two privately-held companies consisting of non-marketable preferred shares, warrants to purchase common shares, and convertible notes. Each of these companies is a variable interest entity and we have not consolidated their results in our financial statements because we do not have the power to direct those activities that most significantly impact their economic performance and, therefore, are not the primary beneficiary.

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

Note 2: Acquisitions

None of the below acquisitions were significant to our consolidated financial statements, and, therefore, pro-forma financial information is not presented. All of our provisional purchase accounting estimates for the acquisitions completed in fiscal 2023 are based on the information and data available to us as of the time of the issuance of these financial statements, and in accordance with Accounting Standard Codification Topic 805-10-25-15, are subject to change within the first 12 months following the acquisition as we gain additional data.

Each of the following Retail acquisitions completed in fiscal 2023 and 2022 reflect a core component of our strategic priorities, which is to grow our company-owned retail business and leverage our integrated retail model (where we earn a combined profit on both the wholesale and retail sales) in suitable geographic markets, alongside the existing La-Z-Boy Furniture Galleries® network.

Spokane, Washington acquisition

On September 26, 2022, we completed our acquisition of the Spokane, Washington business that operates one independently owned La-Z-Boy Furniture Galleries® store and one distribution center for $4.7 million, subject to customary adjustments. We paid total cash of $4.0 million during the second quarter of fiscal 2023 and the remaining consideration includes forgiveness of accounts receivable and payments based on working capital adjustments.

Prior to this acquisition, we licensed to the counterparty the exclusive right to own and operate La-Z-Boy Furniture Galleries® stores (and to use the associated trademarks and trade name) in the Spokane, Washington market, and we reacquired these rights when we consummated the transaction. The reacquired rights are indefinite-lived because our Retailer Agreements are perpetual agreements that have no specific expiration date and no renewal options. The effective settlement of these arrangements resulted in no settlement gain or loss as the contractual terms were at market. We recorded an indefinite-lived intangible asset of $1.2 million related to these reacquired rights. We also recognized $3.0 million of goodwill in our Retail segment related primarily to synergies we expect from the integration of the acquired store and future benefits of these synergies. For federal income tax purposes, we will amortize and appropriately deduct all of the indefinite-lived intangible assets and goodwill assets over 15 years.

Denver, Colorado acquisition

On July 18, 2022, we completed our acquisition of the Denver, Colorado business that operates five independently owned La-Z-Boy Furniture Galleries® stores and one distribution center for $10.1 million, subject to customary adjustments. We paid total cash of $7.7 million in the first and second quarters of fiscal 2023 and the remaining consideration includes forgiveness of accounts receivable and payments based on working capital adjustments.

Prior to this acquisition, we licensed to the counterparty the exclusive right to own and operate La-Z-Boy Furniture Galleries® stores (and to use the associated trademarks and trade name) in the Denver, Colorado market, and we reacquired these rights when we consummated the transaction. The reacquired rights are indefinite-lived because our Retailer Agreements are perpetual agreements that have no specific expiration date and no renewal options. The effective settlement of these arrangements resulted in no settlement gain or loss as the contractual terms were at market. We recorded an indefinite-lived intangible asset of $4.3 million related to these reacquired rights. We also recognized $7.6 million of goodwill in our Retail segment related primarily to synergies we expect from the integration of the acquired stores and future benefits of these synergies. For federal income tax purposes, we will amortize and appropriately deduct all of the indefinite-lived intangible assets and goodwill assets over 15 years.

Prior Year Acquisitions

On August 16, 2021, we completed our acquisition of the Long Island, New York business that operates three independently owned La-Z-Boy Furniture Galleries® stores for $4.5 million, subject to customary adjustments. We paid $4.4 million of cash during the second quarter of fiscal 2022 and the remaining consideration includes forgiveness of accounts receivable and payments based on working capital adjustments.

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

(Unaudited, amounts in thousands)	10/29/2022	10/23/2021
Cash and cash equivalents	$204,626	$293,341
Restricted cash	3,268	3,266
Total cash, cash equivalents and restricted cash	$207,894	$296,607

Note 4: Inventories

A summary of inventories is as follows:

(Unaudited, amounts in thousands)	10/29/2022	4/30/2022
Raw materials	$149,788	$146,896
Work in process	28,550	36,834
Finished goods	223,215	185,870
FIFO inventories	401,553	369,600
Excess of FIFO over LIFO	(58,825)	(66,409)
Total inventories	$342,728	$303,191

Note 5: Goodwill and Other Intangible Assets

We have goodwill on our consolidated balance sheet as follows:

Reportable Segment/Unit	Reporting Unit	Related Acquisition
Wholesale Segment	La-Z-Boy United Kingdom	Wholesale business in the United Kingdom and Ireland
Wholesale Segment	La-Z-Boy United Kingdom Manufacturing	La-Z-Boy United Kingdom Manufacturing (Furnico)
Retail Segment	Retail	La-Z-Boy Furniture Galleries® stores
Corporate & Other	Joybird	Joybird

The following table summarizes changes in the carrying amount of our goodwill by reportable segment:

(Unaudited, amounts in thousands)	Wholesale Segment	Retail Segment	Corporate and Other	Total Goodwill
Balance at April 30, 2022 (1)	$20,207	$118,951	$55,446	$194,604
Acquisitions	—	10,598	—	10,598
Translation adjustment	(1,540)	(203)	—	(1,743)
Balance at October 29, 2022 (1)	$18,667	$129,346	$55,446	$203,459
(1)Includes $26.9 million of accumulated impairment losses in Corporate and Other.

We have intangible assets on our consolidated balance sheet as follows:

Reportable Segment/Unit	Intangible Asset	Useful Life
Wholesale Segment	Primarily acquired customer relationships from our acquisition of the wholesale business in the United Kingdom and Ireland	Amortizable over useful lives that do not exceed 15 years
Wholesale Segment	American Drew® trade name	Indefinite-lived
Retail Segment	Reacquired rights to own and operate La-Z-Boy Furniture Galleries® stores	Indefinite-lived
Corporate & Other	Joybird® trade name	Amortizable over eight-year useful life

The following summarizes changes in our intangible assets:

(Unaudited, amounts in thousands)	Indefinite- Lived Trade Names	Finite-Lived Trade Name	Indefinite- Lived Reacquired Rights	Other Intangible Assets	Total Intangible Assets
Balance at April 30, 2022	$1,155	$3,392	$27,319	$2,105	$33,971
Acquisitions	—	—	5,480	—	5,480
Amortization	—	(399)	—	(103)	(502)
Translation adjustment	—	—	(152)	(157)	(309)
Balance at October 29, 2022	$1,155	$2,993	$32,647	$1,845	$38,640

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

The following summarizes our investments:

(Unaudited, amounts in thousands)	10/29/2022	4/30/2022
Short-term investments:
Marketable securities	$10,740	$16,022
Held-to-maturity investments	1,213	1,337
Total short-term investments	11,953	17,359
Long-term investments:
Marketable securities	22,662	26,599
Cost basis investments	7,579	7,579
Total long-term investments	30,241	34,178
Total investments	$42,194	$51,537

Investments to enhance returns on cash	$18,997	$27,239
Investments to fund compensation/retirement plans	13,118	14,219
Other investments	10,079	10,079
Total investments	$42,194	$51,537

The following is a summary of the unrealized gains, unrealized losses, and fair value by investment type:

	10/29/2022			4/30/2022
(Unaudited, amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$1,105	$(94)	$13,669	$1,448	$(86)	$13,905
Fixed income	22	(1,072)	24,584	28	(809)	33,521
Other	1,210	—	3,941	1,250	—	4,111
Total securities	$2,337	$(1,166)	$42,194	$2,726	$(895)	$51,537

The following table summarizes sales of marketable securities:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/29/2022	10/23/2021	10/29/2022	10/23/2021
Proceeds from sales	$8,418	$11,938	$12,664	$21,653
Gross realized gains	22	287	49	554
Gross realized losses	(70)	(325)	(126)	(336)

The following is a summary of the fair value of fixed income marketable securities, classified as available-for-sale securities, by contractual maturity:

(Unaudited, amounts in thousands)	10/29/2022
Within one year	$10,736
Within two to five years	11,336
Within six to ten years	586
Thereafter	1,926
Total	$24,584

Note 7: Accrued Expenses and Other Current Liabilities

(Unaudited, amounts in thousands)	10/29/2022	4/30/2022
Payroll and other compensation	$50,793	$62,373
Accrued product warranty, current portion	17,814	16,436
Customer deposits	137,157	183,233
Deferred revenue	72,587	139,006
Other current liabilities	88,657	95,345
Accrued expenses and other current liabilities	$367,008	$496,393
The decrease in customer deposits and deferred revenue during the first six months of fiscal 2023 was primarily a result of working down the significant backlog built up in prior periods back to pre-pandemic levels.

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

A reconciliation of the changes in our product warranty liability is as follows:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/29/2022	10/23/2021	10/29/2022 (1)	10/23/2021
Balance as of the beginning of the period	$27,516	$24,433	$27,036	$23,636
Accruals during the period	8,453	6,673	16,279	13,887
Settlements during the period	(7,612)	(6,038)	(14,958)	(12,455)
Balance as of the end of the period	$28,357	$25,068	$28,357	$25,068
(1)$17.8 million and $16.4 million is recorded in accrued expenses and other current liabilities as of October 29, 2022, and April 30, 2022, respectively, while the remainder is included in other long-term liabilities.

We recorded accruals during the periods presented in the table above, primarily to reflect charges that relate to warranties issued during the respective periods.

Note 9: Stock-Based Compensation

The table below summarizes the total stock-based compensation expense we recognized for all outstanding grants in our consolidated statement of income:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/29/2022	10/23/2021	10/29/2022	10/23/2021
Equity-based awards expense	$3,662	$3,894	$5,079	$6,354
Liability-based awards expense (1)	18	61	146	(623)
Total stock-based compensation expense	$3,680	$3,955	$5,225	$5,731
(1)Liability-based awards are comprised primarily of deferred stock units granted to non-employee directors. Compensation expense for these awards is based on the market price of our common stock on the grant date and is remeasured each reporting period based on the market value of our common shares on the last day of the reported period.

Stock Options. We granted 318,411 stock options to employees during the first quarter of fiscal 2023 and we have stock options outstanding from previous grants. We account for stock options as equity-based awards because when they are exercised, they will be settled in common shares. We recognize compensation expense for stock options over the vesting period equal to the fair value on the date the Compensation and Talent Oversight Committee of our board of directors approved the awards. The vesting period for our stock options ranges from one to four years, with accelerated vesting upon retirement. The vesting date for retirement-eligible employees is the later of the date they meet the criteria for retirement or ten months after the grant date. We accelerate the expense for options granted to retirement-eligible employees over the vesting period, with expense recognized from the grant date through their retirement eligibility date or over the ten months following the grant date, whichever period is longer. We have elected to recognize forfeitures as an adjustment to compensation expense in the same period as the forfeitures occur.

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

Restricted Stock. We granted 239,883 shares of restricted stock units to employees during the first quarter of fiscal 2023 and we also have restricted stock awards outstanding from previous grants. We issue restricted stock at no cost to employees and account for restricted stock awards as equity-based awards because when they vest, they will be settled in common shares. We recognize compensation expense for restricted stock over the vesting period equal to the fair value on the date the Compensation and Talent Oversight Committee of our board of directors approved the awards. Restricted stock awards generally vest at 25% per year, beginning one year from the grant date over a term of four years, with continued vesting upon retirement with respect to the fiscal 2023 grants. The vesting date for retirement-eligible employees is the later of the date they meet the criteria for retirement or ten months after the grant date. We accelerate the expense for restricted stock granted to retirement-eligible employees over the vesting period, with expense recognized from the grant date through their retirement eligibility date or over the ten months following the grant date, whichever period is longer. We have elected to recognize forfeitures as an adjustment to compensation expense in the same period as the forfeitures occur. The weighted-average fair value of the restricted stock that was awarded in the first six months of fiscal 2023 was $24.44 per share, the market value of our common shares on the dates of grant.

Restricted Stock Units Issued to Directors. Restricted stock units granted to our non-employee directors are offered at no cost to the directors and vest the earlier of the date a director leaves the board or one year from the grant date. During the second quarter of fiscal 2023, we granted 36,656 restricted stock units to our non-employee directors. We account for these restricted stock units as equity-based awards because when they vest, they will be settled in shares of our common stock. We measure and recognize compensation expense for these awards based on the market price of our common shares on the date of grant, which was $26.19.

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

Note 10: Accumulated Other Comprehensive Income (Loss)

The activity in accumulated other comprehensive income (loss) for the quarters ended October 29, 2022, and October 23, 2021, is as follows:

(Unaudited, amounts in thousands)	Translation adjustment	Unrealized gain (loss) on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive income (loss)
Balance at July 30, 2022	$(3,602)	$(212)	$(3,502)	$(7,316)
Changes before reclassifications	(2,949)	(445)	—	(3,394)
Amounts reclassified to net income	—	62	48	110
Tax effect	—	94	(11)	83
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(2,949)	(289)	37	(3,201)
Balance at October 29, 2022	$(6,551)	$(501)	$(3,465)	$(10,517)

Balance at July 24, 2021	$2,229	$818	$(4,870)	$(1,823)
Changes before reclassifications	111	(660)	—	(549)
Amounts reclassified to net income	—	(2)	75	73
Tax effect	—	164	(18)	146
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	111	(498)	57	(330)
Balance at October 23, 2021	$2,340	$320	$(4,813)	$(2,153)

The activity in accumulated other comprehensive income (loss) for the six months ended October 29, 2022 and October 23, 2021, is as follows:

(Unaudited, amounts in thousands)	Translation adjustment	Unrealized gain (loss) on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive income (loss)
Balance at April 30, 2022	$(1,961)	$(298)	$(3,538)	$(5,797)
Changes before reclassifications	(4,590)	(390)	—	(4,980)
Amounts reclassified to net income	—	121	96	217
Tax effect	—	66	(23)	43
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(4,590)	(203)	73	(4,720)
Balance at October 29, 2022	$(6,551)	$(501)	$(3,465)	$(10,517)

Balance at April 24, 2021	$3,041	$370	$(4,932)	$(1,521)
Changes before reclassifications	(701)	(69)	—	(770)
Amounts reclassified to net income	—	2	150	152
Tax effect	—	17	(31)	(14)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(701)	(50)	119	(632)
Balance at October 23, 2021	$2,340	$320	$(4,813)	$(2,153)

We reclassified both the unrealized gain (loss) on marketable securities and the net pension amortization from accumulated other comprehensive loss to net income through other income (expense), net.

The components of non-controlling interest were as follows:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/29/2022	10/23/2021	10/29/2022	10/23/2021
Balance as of the beginning of the period	$8,830	$8,918	$8,897	$8,648
Net income	702	842	1,154	1,542
Other comprehensive loss	(404)	(120)	(923)	(550)
Dividends distributed to joint venture minority partners	—	(1,260)	—	(1,260)
Balance as of the end of the period	$9,128	$8,380	$9,128	$8,380

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

The following table presents our revenue disaggregated by product category and by segment or unit:

	Quarter Ended October 29, 2022				Quarter Ended October 23, 2021
(Unaudited, amounts in thousands)	Wholesale	Retail	Corporate and Other	Total	Wholesale	Retail	Corporate and Other	Total
Motion Upholstery Furniture	$233,539	$155,612	$29	$389,180	$234,702	$109,980	$96	$344,778
Stationary Upholstery Furniture	104,458	50,155	46,409	201,022	98,693	44,146	50,272	193,111
Bedroom Furniture	9,628	2,531	4,232	16,391	11,382	1,803	3,602	16,787
Dining Room Furniture	8,577	2,863	1,330	12,770	8,393	3,411	1,107	12,911
Occasional Furniture	12,340	8,633	978	21,951	11,751	6,965	818	19,534
Delivery	56,538	6,792	2,101	65,431	44,321	6,825	1,765	52,911
Other (1)	21,151	25,566	(11,442)	35,275	29,850	19,290	(12,647)	36,493
Total	$446,231	$252,152	$43,637	$742,020	$439,092	$192,420	$45,013	$676,525

Eliminations				(130,688)				(100,636)
Consolidated Net Sales				$611,332				$575,889

	Six Months Ended October 29, 2022				Six Months Ended October 23, 2021
(Unaudited, amounts in thousands)	Wholesale	Retail	Corporate and Other	Total	Wholesale	Retail	Corporate and Other	Total
Motion Upholstery Furniture	$459,083	$290,916	$59	$750,058	$461,314	$212,484	$250	$674,048
Stationary Upholstery Furniture	209,392	109,955	97,621	416,968	190,102	86,511	97,619	374,232
Bedroom Furniture	20,292	4,401	9,240	33,933	23,307	3,788	6,850	33,945
Dining Room Furniture	14,852	6,043	2,839	23,734	15,379	6,660	2,207	24,246
Occasional Furniture	23,407	15,733	2,190	41,330	24,350	12,987	1,813	39,150
Delivery	112,775	13,846	4,003	130,624	83,150	13,665	3,532	100,347
Other (1)	48,248	47,279	(23,585)	71,942	34,989	38,172	(23,624)	49,537
Total	$888,049	$488,173	$92,367	$1,468,589	$832,591	$374,267	$88,647	$1,295,505

Eliminations				(253,166)				(194,833)
Consolidated Net Sales				$1,215,423				$1,100,672
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

(Unaudited, amounts in thousands)	10/29/2022	4/30/2022
Contract assets	$72,587	$139,006

Customer deposits	$137,157	$183,233
Deferred revenue	72,587	139,006
Total contract liabilities (1)	$209,744	$322,239
(1)During the six months ended October 29, 2022, we recognized revenue of $274.3 million related to our contract liability balance at April 30, 2022.

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

Retail Segment. Our Retail segment consists of one operating segment comprised of our 169 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment sells primarily upholstered furniture, in addition to some casegoods and other accessories, to end consumers through these stores.

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

The following table presents sales and operating income (loss) by segment:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/29/2022	10/23/2021	10/29/2022	10/23/2021
Sales
Wholesale segment:
Sales to external customers	$319,613	$341,823	$643,341	$645,440
Intersegment sales	126,618	97,269	244,708	187,151
Wholesale segment sales	446,231	439,092	888,049	832,591

Retail segment sales	252,152	192,420	488,173	374,267

Corporate and Other:
Sales to external customers	39,567	41,646	83,909	80,965
Intersegment sales	4,070	3,367	8,458	7,682
Corporate and Other sales	43,637	45,013	92,367	88,647

Eliminations	(130,688)	(100,636)	(253,166)	(194,833)
Consolidated sales	$611,332	$575,889	$1,215,423	$1,100,672

Operating Income (Loss)
Wholesale segment	$38,476	$43,128	$64,618	$61,459
Retail segment	41,500	23,962	79,652	44,400
Corporate and Other	(18,093)	(12,977)	(29,744)	(17,375)
Consolidated operating income	61,883	54,113	114,526	88,484
Interest expense	(119)	(242)	(278)	(553)
Interest income	1,138	106	1,612	223
Other income (expense), net	183	1,031	228	938
Income before income taxes	$63,085	$55,008	$116,088	$89,092

Note 13: Income Taxes

Our effective tax rate was 25.8% and 26.2% for the second quarter and six months ended October 29, 2022, respectively, compared with 26.6% and 26.3% for the second quarter and six months ended October 23, 2021, respectively. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes.

Note 14: Earnings per Share

The following is a reconciliation of the numerators and denominators we used in our computations of basic and diluted earnings per share:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands, except per share data)	10/29/2022	10/23/2021	10/29/2022	10/23/2021
Numerator (basic and diluted):
Net income attributable to La-Z-Boy Incorporated	$46,077	$39,516	$84,565	$64,082
Income allocated to participating securities (1)	—	—	—	(6)
Net income available to common Shareholders	$46,077	$39,516	$84,565	$64,076

Denominator:
Basic weighted average common shares outstanding	43,104	44,251	43,098	44,662
Contingent common shares	78	—	76	—
Stock option dilution	—	172	—	253
Diluted weighted average common shares outstanding	43,182	44,423	43,174	44,915

Earnings per Share:
Basic	$1.07	$0.89	$1.96	$1.43
Diluted	$1.07	$0.89	$1.96	$1.43
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

We exclude the effect of options from our diluted share calculation when the weighted average exercise price of the options is higher than the average market price, since including the options' effect would be anti-dilutive. For the second quarter and six months ended October 29, 2022, we excluded options to purchase 1.5 million shares from the diluted share calculation. For the second quarter and six months ended October 23, 2021, we excluded options to purchase 0.3 million shares from the diluted share calculation.

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

The following table presents the fair value hierarchy for those assets and liabilities we measured at fair value on a recurring basis at October 29, 2022 and April 30, 2022. There were no transfers into or out of Level 1, Level 2, or Level 3 for any of the periods presented.

At October 29, 2022
	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1	Level 2	Level 3	NAV(1)	Total
Assets
Marketable securities	$—	$24,634	$2,500	$6,268	$33,402
Held-to-maturity investments	1,213	—	—	—	1,213
Cost basis investments	—	—	7,579	—	7,579
Total assets	$1,213	$24,634	$10,079	$6,268	$42,194

At April 30, 2022
	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1	Level 2	Level 3	NAV(1)	Total
Assets
Marketable securities	$—	$33,578	$2,500	$6,543	$42,621
Held-to-maturity investments	1,337	—	—	—	1,337
Cost basis investment	—	—	7,579	—	7,579
Total assets	$1,337	$33,578	$10,079	$6,543	$51,537

Liabilities
Contingent consideration liability	$—	$—	$800	$—	$800
(1)Certain marketable securities investments are measured at fair value using net asset value per share under the practical expedient methodology.

At October 29, 2022 and April 30, 2022, we held marketable securities intended to enhance returns on our cash and to fund future obligations of our non-qualified defined benefit retirement plan, our executive deferred compensation plan and our performance compensation retirement plan. We also held other fixed income and cost basis investments.

The fair value measurements for our Level 1 and Level 2 securities are based on quoted prices in active markets, as well as through broker quotes and independent valuation providers, multiplied by the number of shares owned exclusive of any transaction costs.

At October 29, 2022 and April 30, 2022, our Level 3 assets included investments in two privately-held companies consisting of non-marketable preferred shares, warrants to purchase common shares, and convertible notes. The fair value of these equity investments (preferred shares and warrants) is not readily determinable and therefore, we estimate the fair value as cost minus impairment, if any, plus or minus adjustments resulting from observable price changes in orderly transactions for identical or similar investments with the same issuer. The convertible notes are recorded at fair value with the net unrealized gains and losses (that are deemed to be temporary) reported as a component of other comprehensive income, consistent with our other available-for-sale debt securities. There were no changes to the fair value of our Level 3 assets during the six months ended October 29, 2022.

Our Level 3 liability includes our contingent consideration liability resulting from the Joybird acquisition. The fair value is determined using a variation of the income approach, known as the real options method, whereby revenue and earnings are simulated over the earnout periods in a risk-neutral framework using Geometric Brownian Motion. For each simulation path, the potential earnout payments were calculated based on management’s probability estimates for achievement of the revenue and earnings milestones and then were discounted to the valuation date using a discount rate of 6.8%.

The fair value of our contingent consideration liability as of October 29, 2022 reflects our expectation that no additional consideration will be owed based on our most recent financial projections and the terms of the earnout agreement. As a result, during the second quarter of fiscal 2023, we reduced the fair value of the contingent consideration liability by its full carrying value of $0.8 million which was recorded as a favorable impact to selling, general and administrative expense in the consolidated statement of income. There were no other changes to the fair value of our Level 3 liabilities during the six months ended October 29, 2022.

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

Cautionary Note Regarding Forward-Looking Statements

La-Z-Boy Incorporated and its subsidiaries (individually and collectively, "we," "our," "us," "La-Z-Boy" or the "Company") make "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, forward-looking statements include information concerning expectations, projections or trends relating to our results of operations, financial results, financial condition, strategic initiatives and plans, expenses, dividends, share repurchases, liquidity, use of cash and cash requirements, borrowing capacity, investments, future economic performance, business and industry and the effect of the coronavirus ("COVID") pandemic on our business operations and financial results.

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements may include words such as "anticipates," "believes," "continues," "estimates," "expects," "feels," "forecasts," "hopes," "intends," "plans," "projects," "likely," "seeks," "short-term," "non-recurring," "one-time," "outlook," "target," "unusual," or words of similar meaning, or future or conditional verbs, such as "will," "should," "could," or "may." A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on forward-looking statements, which speak to our views only as of the date of this report. These forward-looking statements are all based on currently available operating, financial, and competitive information and are subject to various risks and uncertainties, many of which are unforeseeable and beyond our control. Additional risks and uncertainties that we do not presently know about or that we currently consider to be immaterial may also affect our business operations and financial performance.

Our actual future results and trends may differ materially from those we anticipate depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed in our Annual Report for the fiscal year ended April 30, 2022, under Item 1A, "Risk Factors" and Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations." Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in our Annual Report for the fiscal year ended April 30, 2022 or any other public statement made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or for any other reason.

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

As of October 29, 2022, our supply chain operations included the following:

•Five major manufacturing locations and ten regional distribution centers in the United States and five facilities in Mexico to support our speed-to-market and customization strategy
•A logistics company that distributes a portion of our products in the United States
•A wholesale sales office that is responsible for distribution of our product in the United Kingdom and Ireland
•An upholstery manufacturing business in the United Kingdom
•A global trading company in Hong Kong which helps us manage our Asian supply chain by establishing and maintaining relationships with our Asian suppliers, as well as identifying efficiencies and savings opportunities

We also participate in two consolidated joint ventures in Thailand that support our international businesses: one that operates a manufacturing facility and another that operates a wholesale sales office. Additionally, we have contracts with several suppliers in Asia to produce products that support our pure import model for casegoods.

We sell our products through multiple channels: to furniture retailers or distributors in the United States, Canada, and approximately 55 other countries, including the United Kingdom, China, Australia, South Korea and New Zealand, directly to consumers through retail stores that we own and operate, and through our websites, www.la-z-boy.com and www.joybird.com.

•The centerpiece of our retail distribution strategy is our network of 351 La-Z-Boy Furniture Galleries® stores and 526 La-Z-Boy Comfort Studio® locations, each dedicated to marketing our La-Z-Boy branded products. We consider this dedicated space to be “proprietary.”

◦La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort, and quality of La-Z-Boy furniture with our available design services. We own 169 of the La-Z-Boy Furniture Galleries® stores, while the remainder are independently owned and operated.
◦La-Z-Boy Comfort Studio® locations are defined spaces within larger independent retailers that are dedicated to displaying and selling La-Z-Boy branded products. All 526 La-Z-Boy Comfort Studio® locations are independently owned and operated.
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

◦Kincaid and England have their own dedicated proprietary in-store programs with 624 outlets and approximately 1.9 million square feet of proprietary floor space.
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

•Retail Segment. Our Retail segment consists of one operating segment comprised of our 169 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment sells primarily upholstered furniture, in addition to some casegoods and other accessories, to end consumers through these stores.

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

Results of Operations

Fiscal 2023 Second Quarter Compared with Fiscal 2022 Second Quarter

La-Z-Boy Incorporated

	Quarter Ended			Six Months Ended
(Unaudited, amounts in thousands, except percentages)	10/29/2022	10/23/2021	% Change	10/29/2022	10/23/2021	% Change
Sales	$611,332	$575,889	6.2%	$1,215,423	$1,100,672	10.4%
Operating income	61,883	54,113	14.4%	114,526	88,484	29.4%
Operating margin	10.1%	9.4%		9.4%	8.0%

Sales

Consolidated sales increased $35.4 million, or 6%, and $114.8 million, or 10% in the second quarter and first six months of fiscal 2023, respectively, compared with the same periods a year ago. The increase in sales for both periods reflects the realization of pricing and surcharge actions taken to counteract rising material and freight costs over the past year. The benefit from these pricing actions, along with a favorable shift in product and channel mix, offset a decline in delivered unit volume.

Operating Margin

Operating margin, which is calculated as operating income as a percentage of sales, increased 70 basis points and 140 basis points in the second quarter and first six months of fiscal 2023, respectively, compared with the same periods a year ago.

•Gross margin, which is calculated as gross profit as a percentage of sales, increased 390 basis points and 270 basis points in the second quarter and first six months of fiscal 2023, respectively, compared with the same periods a year ago.

◦Changes in our consolidated mix improved gross margin by 270 basis points and 220 basis points in the second quarter and first six months of fiscal 2023, respectively, compared with the same periods a year ago, driven by growth of our Retail segment, which has a higher gross margin than our Wholesale segment.
◦Compared with the same periods a year ago, gross margin in the second quarter and first six months of fiscal 2023 benefited from pricing and surcharge actions taken in prior periods.
◦Higher raw material costs driven by global supply chain challenges and higher plant-related costs due to inefficiencies resulting from lower unit volume negatively impacted gross margin in the second quarter and first six months of fiscal 2023, compared with the same periods a year ago.
•Selling, general and administrative ("SG&A") expenses as a percentage of sales increased 320 basis points and 130 basis points in the second quarter and first six months of fiscal 2023, respectively, compared with the same periods a year ago.
◦Changes in our consolidated mix increased SG&A expense as a percentage of sales by 200 basis points and 160 basis points in the second quarter and first six months of fiscal 2023, respectively, compared with the same periods a year ago, driven by growth of our Retail segment, which has a higher SG&A expense as a percentage of sales than our Wholesale segment.
◦SG&A expense as a percentage of sales was further impacted during the second quarter of fiscal 2023 by increased investments in marketing to pre-pandemic levels, as a percentage of sales, to drive written sales.

We discuss each segment’s results in the following section.

Wholesale Segment

	Quarter Ended			Six Months Ended
(Unaudited, amounts in thousands, except percentages)	10/29/2022	10/23/2021	% Change	10/29/2022	10/23/2021	% Change
Sales	$446,231	$439,092	1.6%	$888,049	$832,591	6.7%
Operating income	38,476	43,128	(10.8)%	64,618	61,459	5.1%
Operating margin	8.6%	9.8%		7.3%	7.4%

Sales

The Wholesale segment’s sales increased $7.1 million, or 2% and $55.5 million, or 7% in the second quarter and first six months of fiscal 2023, respectively, compared with the same periods a year ago. The increase in sales was primarily driven by the realization of pricing and surcharge actions taken in response to rising manufacturing costs combined with favorable channel and product mix. This was partially offset by a decline in delivered volume, primarily the result of dealers delaying receipt of finished goods due to warehouse constraints.

Operating Margin

The Wholesale segment's operating margin decreased 120 basis points and 10 basis points in the second quarter and first six months of fiscal 2023, respectively, compared with the same periods a year ago.

•Gross margin increased 190 basis points and 150 basis points in the second quarter and first six months of fiscal 2023, respectively, compared with the same periods a year ago.

◦Gross margin increased 400 basis points and 530 basis points in the second quarter and first six months of fiscal 2023, respectively, compared with the same periods a year ago, from pricing and surcharge actions taken in response to rising raw material costs resulting from global supply challenges.
◦The impact of rising raw material costs noted above led to a 120 basis point and 220 basis point decrease in gross margin, in the second quarter and first six months of fiscal 2023, respectively, compared with the same periods a year ago.
◦Higher costs related to plant inefficiencies due to lower unit volumes drove a 110 basis point and 160 basis point decrease in gross margin in the second quarter and first six months of fiscal 2023, respectively, compared with the same periods a year ago.

•SG&A expense as a percentage of sales increased 310 basis points and 160 basis points in the second quarter and first six months of fiscal 2023, respectively, compared with the same periods a year ago primarily due to increased marketing expense to pre-pandemic levels, as a percentage of sales. Additionally, the second quarter and first six months of fiscal 2022 included a gain resulting from the sale of our Newton, Mississippi manufacturing facility, resulting in a comparative 70 basis point and 40 basis point increase in SG&A as a percentage of sales in the second quarter and first six months of fiscal 2023, respectively, compared with the same periods a year ago.

Retail Segment

	Quarter Ended			Six Months Ended
(Unaudited, amounts in thousands, except percentages)	10/29/2022	10/23/2021	% Change	10/29/2022	10/23/2021	% Change
Sales	$252,152	$192,420	31.0%	$488,173	$374,267	30.4%
Operating income	41,500	23,962	73.2%	79,652	44,400	79.4%
Operating margin	16.5%	12.5%		16.3%	11.9%

Sales

The Retail segment’s sales increased $59.7 million, or 31%, and $113.9 million, or 30% in the second quarter and first six months of fiscal 2023, respectively, compared with the same periods a year ago, led by a 25% increase in delivered same-store sales for each respective period. Additionally, the Retail segment benefited from a $17.1 million and a $29.4 million increase in the second quarter and first six months of fiscal 2023, respectively, from sales related to our retail store acquisitions that occurred in fiscal 2022 and fiscal 2023. Written same-store sales decreased 10% and 13% in the second quarter and first six months of fiscal 2023, respectively, compared with the same periods a year ago, reflecting softer demand across the industry driven by economic uncertainty and weaker consumer sentiment. However, compared to the pre-pandemic second quarter of fiscal 2020, written same-store sales have increased at a compound annual growth rate of 4%. Same-store delivered sales include the sales of all currently active stores which have been open and company-owned for each comparable period.

Operating Margin

The Retail segment's operating margin increased 400 basis points and 440 basis points in the second quarter and first six months of fiscal 2023, respectively, compared with the same periods a year ago.

•Gross margin increased 80 basis points and was flat in the second quarter and first six months of fiscal 2023, respectively, compared with the same periods a year ago. The increase in the second quarter of fiscal 2023 was primarily due to pricing actions taken by the Retail business to offset increases in product costs.

•SG&A expense as a percentage of sales decreased 320 basis points and 440 basis points in the second quarter and first six months of fiscal 2023, respectively, compared with the same periods a year ago, primarily due to higher delivered sales relative to selling expenses and fixed costs, mainly occupancy expenses.

Corporate and Other

	Quarter Ended			Six Months Ended
(Unaudited, amounts in thousands, except percentages)	10/29/2022	10/23/2021	% Change	10/29/2022	10/23/2021	% Change
Sales	$43,637	$45,013	(3.1)%	$92,367	$88,647	4.2%
Intercompany eliminations	(130,688)	(100,636)	(29.9)%	(253,166)	(194,833)	(29.9)%
Operating loss	(18,093)	(12,977)	(39.4)%	(29,744)	(17,375)	(71.2)%

Sales

Corporate and Other sales decreased $1.4 million in the second quarter of fiscal 2023 and increased $3.7 million in the first six months of fiscal 2023 compared with the same periods a year ago. The change in sales was primarily led by Joybird sales which decreased 5% to $38.2 million, in the second quarter of fiscal 2023 and increased 2% to $80.8 million in the first six months of fiscal 2023. While Joybird sales benefited from pricing actions and increased online conversion, overall volume declined primarily due to slowing online traffic and demand challenges consistent with those recently experienced across the e-commerce home furnishings industry, along with changes in campaign execution with a key marketing partner which have since been reversed. Written sales for Joybird were down 27% and 9% in the second quarter and first six months of fiscal 2023, respectively, compared with the same periods a year ago, reflecting both the items noted above.

Intercompany eliminations increased in the second quarter and first six months of fiscal 2023 compared with the same periods a year ago due to higher sales from our Wholesale segment to our Retail segment.

Operating Loss

Our Corporate and Other operating loss increased $5.1 million and $12.4 million in the second quarter and first six months of fiscal 2023, respectively, compared with the same periods a year ago.

•The increase in operating loss was primarily due to Joybird's operating loss resulting from lower sales volume, an unfavorable shift in product mix, higher input costs and increased investments in marketing to drive customer acquisition and awareness.

•Partially offsetting the above, changes in the fair value of the Joybird contingent consideration liability relative to changes made during fiscal 2022, resulted in a comparative $1.3 million decrease in operating loss during the second quarter and first six months of fiscal 2023.

Non-Operating Income (Expense)

Interest Income

Interest income was $1.0 million and $1.4 million higher in the second quarter and first six months of fiscal 2023, respectively, compared with the same periods a year ago, primarily driven by higher interest rates.

Other Income (Expense), Net

Other income (expense), net was de minimis in both the second quarter and first six months of fiscal 2023. Other income (expense), net was $1.0 million and $0.9 million of income in the second quarter and first six months of fiscal 2022, respectively, primarily due to unrealized gains on investments.

Income Taxes

Our effective tax rate was 25.8% and 26.2% for the second quarter and six months ended October 29, 2022, respectively, compared with 26.6% and 26.3% for the second quarter and six months ended October 23, 2021, respectively. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes.

Liquidity and Capital Resources

Our sources of liquidity include cash and cash equivalents, short-term and long-term investments, cash from operations, and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, and fulfill other cash requirements for day-to-day operations and capital expenditures. We had cash, cash equivalents and restricted cash of $207.9 million at October 29, 2022, compared with $248.9 million at April 30, 2022. In addition, we had investments to enhance our returns on cash of $19.0 million at October 29, 2022, compared with $27.2 million at April 30, 2022.

The following table illustrates the main components of our cash flows:

	Six Months Ended
(Unaudited, amounts in thousands)	10/29/2022	10/23/2021
Cash Flows Provided By (Used For)
Net cash provided by operating activities	$30,954	$15,434
Net cash used for investing activities	(44,138)	(32,472)
Net cash used for financing activities	(25,937)	(80,728)
Exchange rate changes	(1,841)	(330)
Change in cash, cash equivalents and restricted cash	$(40,962)	$(98,096)

Operating Activities

During the first six months of fiscal 2023, net cash provided by operating activities was $31.0 million. Our cash provided by operating activities was primarily attributable to net income, adjusted for non-cash items. This was partially offset by a $52.4 million decrease in customer deposits, as we work down our backlog to pre-pandemic levels, and a $36.8 million increase in inventory, primarily due to challenges in supply chain availability from prior periods impacting the timing of receiving inventory and the flow of finished goods to our customers.

Investing Activities

During the first six months of fiscal 2023, net cash used for investing activities was $44.1 million, primarily due to the following:

•Cash used for capital expenditures in the period was $40.4 million compared with $33.3 million during the first six months of fiscal 2022, which primarily related to improvements to our retail stores, new store openings, and plant upgrades to our upholstery manufacturing and distribution facilities in Neosho, Missouri. Spending on these items will continue in fiscal 2023 with full year fiscal 2023 capital expenditures expected to be in the range of $75 to $80 million. We have no material contractual commitments outstanding for future capital expenditures.
•Cash used for acquisitions was $11.7 million, related to the acquisition of the Denver, Colorado and Spokane, Washington retail businesses.
•Proceeds from the sale of investments, net of investment purchases, was $7.9 million.

Financing Activities

On October 15, 2021, we entered into a five-year $200.0 million unsecured revolving credit facility (the “Credit Facility”). Borrowings under the Credit Facility may be used by the Company for general corporate purposes. We may increase the size of the facility, either in the form of additional revolving commitments or new term loans, subject to the discretion of each lender to participate in such an increase, up to an additional amount of $100 million. The Credit Facility will mature on October 15, 2026 and provides us the ability to extend the maturity date for two additional one-year periods, subject to the satisfaction of customary conditions. As of October 29, 2022, we have no borrowings outstanding under the Credit Facility.

The Credit Facility contains certain restrictive loan covenants, including, among others, financial covenants requiring a maximum consolidated net lease adjusted leverage ratio and a minimum consolidated fixed charge coverage ratio, as well as customary covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of certain assets. As of October 29, 2022, we were in compliance with our financial covenants under the Credit Facility. We believe our cash on hand, in addition to our available Credit Facility, will provide adequate liquidity for our business operations over the next 12 months.

During the first six months of fiscal 2023, net cash used for financing activities was $25.9 million, primarily due to the following:

•Our board of directors has authorized the repurchase of company stock and we spent $5.0 million in the first six months of fiscal 2022 to repurchase 0.2 million shares. As of October 29, 2022, 7.3 million shares remained available for repurchase pursuant to this authorization.
•Cash paid to our shareholders in quarterly dividends was $14.2 million. Our board of directors has sole authority to determine if and when we will declare future dividends and on what terms. We expect the board to continue declaring regular quarterly cash dividends for the foreseeable future, but it may discontinue doing so at any time.
•Cash paid for holdback payments made on prior-period acquisitions was $5.0 million for the guaranteed payments related to the acquisition of Joybird.

Exchange Rate Changes

Due to changes in exchange rates, our cash, cash equivalents, and restricted cash decreased by $1.8 million from the end of fiscal year 2022 to the end of the second quarter of fiscal 2023. These changes impacted our cash balances held in Canada, Thailand, and the United Kingdom.

Other

During the second quarter of fiscal 2023, there were no material changes to the information about our contractual obligations and commitments shown in the table contained in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022. We do not expect our continuing compliance with existing federal, state and local statutes dealing with protection of the environment to have a material effect on our capital expenditures, earnings, competitive position or liquidity.

Critical Accounting Policies

We disclosed our critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022. There were no material changes to our critical accounting policies or estimates during the six months ended October 29, 2022.

Recent Accounting Pronouncements

See Note 1, Basis of Presentation, to the consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of recently adopted accounting standards and other new accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first six months of fiscal 2023, there were no material changes from the information contained in Item 7A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2022.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the second quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

We disclosed our risk factors in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022. There have been no material changes to our risk factors during the first six months of fiscal 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our board of directors has authorized the repurchase of company stock. As of October 29, 2022, 7.3 million shares remained available for repurchase pursuant to the board authorization. There were no share repurchases under the authorized plan during the second quarter of fiscal 2023. Amounts in the table below include shares purchased from employees to satisfy their withholding tax obligations upon vesting of restricted shares.

The following table summarizes our repurchases of company stock during the quarter ended October 29, 2022:

(Unaudited, amounts in thousands, except per share data)	Total number of shares repurchased (1)	Average price paid per share	Total number of shares repurchased as part of publicly announced plan (2)	Maximum number of shares that may yet be repurchased under the plan
Fiscal August (July 31 – September 3, 2022)	—	$—	—	7,262
Fiscal September (September 4 – October 1, 2022)	—	$—	—	7,262
Fiscal October (October 2 – October 29, 2022)	—	$—	—	7,262
Fiscal Second Quarter of 2023	—		—	7,262
(1)    There were no shares repurchased during the quarter as part of our publicly announced, board-authorized plan described above. During the quarter ended October 29, 2022, 312 shares were purchased from employees to satisfy their withholding tax obligations upon vesting of restricted shares with an average share price of $27.73.
(2)    On October 28, 1987, our board of directors announced the authorization of the plan to repurchase company stock. The plan originally authorized 1.0 million shares, and since October 1987, 33.5 million shares have been added to the plan for repurchase. The authorization has no expiration date.

ITEM 6. EXHIBITS

Exhibit Number		Description
(10.1)	*	La-Z-Boy Incorporated 2022 Omnibus Incentive (Incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement on Schedule 14A, filed on July 20, 2022)
(31.1)		Certifications of Chief Executive Officer pursuant to Rule 13a-14(a)
(31.2)		Certifications of Chief Financial Officer pursuant to Rule 13a-14(a)
(32)		Certifications of Executive Officers pursuant to 18 U.S.C. Section 1350(b)
(101.INS)		Inline XBRL Instance Document
(101.SCH)		Inline XBRL Taxonomy Extension Schema Document
(101.CAL)		Inline XBRL Taxonomy Extension Calculation Linkbase Document
(101.LAB)		Inline XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)		Inline XBRL Taxonomy Extension Presentation Linkbase Document
(101.DEF)		Inline XBRL Taxonomy Extension Definition Linkbase Document
(104)		The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2022, formatted in Inline XBRL (included in Exhibit 101)

*Indicates a management contract or compensatory plan or arrangement under which a director or executive officer may receive benefits.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LA-Z-BOY INCORPORATED
(Registrant)

Date: November 30, 2022

BY: /s/ Jennifer L. McCurry
Jennifer L. McCurry Vice President, Corporate Controller and Chief Accounting Officer