Form 10-Q
period 2023-01-28
LA-Z-BOY INC
filed 2023-02-21
CIK 57131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 28, 2023
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                     Yes  ☐   No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 14, 2023
Common Stock, $1.00 Par Value	43,140,416

LA-Z-BOY INCORPORATED
FORM 10-Q THIRD QUARTER OF FISCAL 2023

PART I - FINANCIAL INFORMATION (UNAUDITED)
ITEM 1. FINANCIAL STATEMENTS

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands, except per share data)	1/28/2023	1/22/2022	1/28/2023	1/22/2022
Sales	$572,723	$571,573	$1,788,146	$1,672,245
Cost of sales	326,296	352,208	1,039,523	1,027,503
Gross profit	246,427	219,365	748,623	644,742
Selling, general and administrative expense	203,587	179,878	591,257	516,771
Operating income	42,840	39,487	157,366	127,971
Interest expense	(136)	(160)	(414)	(713)
Interest income	2,012	806	3,624	1,029
Other income (expense), net	(1,062)	(1,460)	(834)	(522)
Income before income taxes	43,654	38,673	159,742	127,765
Income tax expense	12,077	9,591	42,446	33,059
Net income	31,577	29,082	117,296	94,706
Net (income) loss attributable to noncontrolling interests	149	(615)	(1,005)	(2,157)
Net income attributable to La-Z-Boy Incorporated	$31,726	$28,467	$116,291	$92,549

Basic weighted average common shares	43,137	43,701	43,111	44,342
Basic net income attributable to La-Z-Boy Incorporated per share	$0.74	$0.65	$2.70	$2.09

Diluted weighted average common shares	43,137	43,968	43,111	44,640
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.74	$0.65	$2.70	$2.07
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/28/2023	1/22/2022	1/28/2023	1/22/2022
Net income	$31,577	$29,082	$117,296	$94,706
Other comprehensive income (loss)
Currency translation adjustment	5,441	(651)	(72)	(1,902)
Net unrealized gain (loss) on marketable securities, net of tax	287	(140)	84	(190)
Net pension amortization, net of tax	36	56	109	175
Total other comprehensive income (loss)	5,764	(735)	121	(1,917)
Total comprehensive income before noncontrolling interests	37,341	28,347	117,417	92,789
Comprehensive (income) loss attributable to noncontrolling interests	(1,278)	(716)	(1,509)	(1,708)
Comprehensive income attributable to La-Z-Boy Incorporated	$36,063	$27,631	$115,908	$91,081

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET

(Unaudited, amounts in thousands, except par value)	1/28/2023	4/30/2022
Current assets
Cash and equivalents	$280,763	$245,589
Restricted cash	3,282	3,267
Receivables, net of allowance of $4,228 at 1/28/2023 and $3,406 at 4/30/2022	137,593	183,747
Inventories, net	303,553	303,191
Other current assets	123,803	215,982
Total current assets	848,994	951,776
Property, plant and equipment, net	267,606	253,144
Goodwill	204,781	194,604
Other intangible assets, net	39,180	33,971
Deferred income taxes – long-term	11,199	10,632
Right of use lease assets	399,807	405,755
Other long-term assets, net	74,788	82,207
Total assets	$1,846,355	$1,932,089

Current liabilities
Accounts payable	$86,882	$104,025
Lease liabilities, short-term	77,142	75,271
Accrued expenses and other current liabilities	345,360	496,393
Total current liabilities	509,384	675,689
Lease liabilities, long-term	350,144	354,843
Other long-term liabilities	70,323	81,935
Shareholders' equity
Preferred shares – 5,000 authorized; none issued	—	—
Common shares, $1.00 par value – 150,000 authorized; 43,140 outstanding at 1/28/23 and 43,089 outstanding at 4/30/22	43,140	43,089
Capital in excess of par value	350,406	342,252
Retained earnings	518,732	431,181
Accumulated other comprehensive loss	(6,180)	(5,797)
Total La-Z-Boy Incorporated shareholders' equity	906,098	810,725
Noncontrolling interests	10,406	8,897
Total equity	916,504	819,622
Total liabilities and equity	$1,846,355	$1,932,089

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended
(Unaudited, amounts in thousands)	1/28/2023	1/22/2022
Cash flows from operating activities
Net income	$117,296	$94,706
Adjustments to reconcile net income to cash provided by operating activities
(Gain)/loss on disposal and impairment of assets	6,161	(3,149)
(Gain)/loss on sale of investments	155	(340)
Provision for doubtful accounts	945	(1,070)
Depreciation and amortization	29,357	27,146
Amortization of right-of-use lease assets	57,548	53,949
Lease impairment	1,347	—
Equity-based compensation expense	8,456	8,887
Change in deferred taxes	(2,629)	214
Change in receivables	42,474	(20,317)
Change in inventories	4,560	(83,109)
Change in other assets	16,478	(22,486)
Change in payables	(10,624)	23,690
Change in lease liabilities	(58,651)	(54,400)
Change in other liabilities	(85,821)	21,471
Net cash provided by operating activities	127,052	45,192

Cash flows from investing activities
Proceeds from disposals of assets	121	3,999
Capital expenditures	(57,439)	(58,585)
Purchases of investments	(6,970)	(28,058)
Proceeds from sales of investments	18,178	30,457
Acquisitions	(11,855)	(24,849)
Net cash used for investing activities	(57,965)	(77,036)

Cash flows from financing activities
Payments on debt and finance lease liabilities	(92)	(91)
Holdback payments for acquisition purchases	(5,000)	(23,000)
Stock issued for stock and employee benefit plans, net of shares withheld for taxes	(1,771)	(1,670)
Repurchases of common stock	(5,004)	(75,646)
Dividends paid to shareholders	(22,027)	(20,621)
Dividends paid to minority interest joint venture partners (1)	—	(1,260)
Net cash used for financing activities	(33,894)	(122,288)

Effect of exchange rate changes on cash and equivalents	(4)	(593)
Change in cash, cash equivalents and restricted cash	35,189	(154,725)
Cash, cash equivalents and restricted cash at beginning of period	248,856	394,703
Cash, cash equivalents and restricted cash at end of period	$284,045	$239,978

Supplemental disclosure of non-cash investing activities
Capital expenditures included in payables	$2,828	$4,564
(1)Includes dividends paid to joint venture minority partners resulting from the repatriation of dividends from our foreign earnings that we no longer consider permanently reinvested.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited, amounts in thousands)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interests	Total
At April 30, 2022	$43,089	$342,252	$431,181	$(5,797)	$8,897	$819,622
Net income	—	—	38,488	—	452	38,940
Other comprehensive loss	—	—	—	(1,519)	(519)	(2,038)
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	151	(194)	(1,660)	—	—	(1,703)
Repurchases of 204 shares of common stock	(204)	—	(4,800)	—	—	(5,004)
Stock option and restricted stock expense	—	1,417	—	—	—	1,417
Dividends declared and paid ($0.165/share)	—	—	(7,097)	—	—	(7,097)
Dividends declared not paid ($0.165/share)	—	—	(45)	—	—	(45)
At July 30, 2022	$43,036	$343,475	$456,067	$(7,316)	$8,830	$844,092
Net income	—	—	46,077	—	702	46,779
Other comprehensive loss	—	—	—	(3,201)	(404)	(3,605)
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	100	(101)	(7)	—	—	(8)
Stock option and restricted stock expense	—	3,662	—	—	—	3,662
Dividends declared and paid ($0.165/share)	—	—	(7,064)	—	—	(7,064)
Dividends declared not paid ($0.165/share)	—	—	(70)	—	—	(70)
At October 29, 2022	$43,136	$347,036	$495,003	$(10,517)	$9,128	$883,786
Net income	—	—	31,726	—	(149)	31,577
Other comprehensive income (loss)	—	—	—	4,337	1,427	5,764
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	4	(7)	(57)	—	—	(60)
Stock option and restricted stock expense	—	3,377	—	—	—	3,377
Dividends declared and paid ($0.1815/share)	—	—	(7,866)	—	—	(7,866)
Dividends declared not paid ($0.1815/share)	—	—	(74)	—	—	(74)
At January 28, 2023	$43,140	$350,406	$518,732	$(6,180)	$10,406	$916,504

(Unaudited, amounts in thousands)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Total
At April 24, 2021	$45,361	$330,648	$399,010	$(1,521)	$8,648	$782,146
Net income	—	—	24,566	—	700	25,266
Other comprehensive loss	—	—	—	(302)	(430)	(732)
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	181	291	(2,700)	—	—	(2,228)
Repurchases of 919 shares of common stock	(919)	(530)	(34,191)	—	—	(35,640)
Stock option and restricted stock expense	—	2,460	—	—	—	2,460
Dividends declared and paid ($0.15/share)	—	—	(6,777)	—	—	(6,777)
Dividends declared not paid ($0.15/share)	—	—	(46)	—	—	(46)
At July 24, 2021	$44,623	$332,869	$379,862	$(1,823)	$8,918	$764,449
Net income	—	—	39,516	—	842	40,358
Other comprehensive income	—	—	—	(330)	(120)	(450)
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	11	353	(6)	—	—	358
Repurchases of 434 shares of common stock	(434)	(196)	(14,370)	—	—	(15,000)
Stock option and restricted stock expense	—	3,894	—	—	—	3,894
Dividends declared and paid ($0.15/share) (1)	—	—	(6,621)	—	(1,260)	(7,881)
Dividends declared not paid ($0.15/share)	—	—	(46)	—	—	(46)
At October 23, 2021	$44,200	$336,920	$398,335	$(2,153)	$8,380	$785,682
Net income	—	—	28,467	—	615	29,082
Other comprehensive income (loss)	—	—	—	(836)	101	(735)
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	8	204	(12)	—	—	200
Repurchases of 703 shares of common stock	(703)	(363)	(23,940)	—	—	(25,006)
Stock option and restricted stock expense	—	2,533		—	—	2,533
Dividends declared and paid ($0.165/share)	—	—	(7,223)	—	—	(7,223)
Dividends declared not paid ($0.165/share)	—	—	(50)	—	—	(50)
At January 22, 2022	$43,505	$339,294	$395,577	$(2,989)	$9,096	$784,483

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

At January 28, 2023, we owned investments in two privately-held companies consisting of non-marketable preferred shares, warrants to purchase common shares, and convertible notes. Each of these companies is a variable interest entity and we have not consolidated their results in our financial statements because we do not have the power to direct those activities that most significantly impact their economic performance and, therefore, are not the primary beneficiary.

Accounting pronouncements adopted in fiscal 2023

We did not adopt any Accounting Standards Updates ("ASUs") in the first nine months of fiscal 2023.

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

Torreón Closure

During the third quarter of fiscal 2023, we made the decision to close our manufacturing facility in Torreón, Mexico as part of our initiative to drive improved efficiencies through optimized staffing levels within our plants. Torreón was the last facility to begin operating as part of our broader Mexico manufacturing expansion in fiscal 2021 and 2022 and accounted for approximately 3% of our La-Z-Boy branded production. As a result of this action, charges were recorded within the Wholesale segment in the third quarter of fiscal 2023 of $9.2 million in selling, general, and administrative expense for the impairment of various assets, primarily long-lived assets, and $0.9 million in cost of sales, primarily related to severance.

To determine the impairment of our long-lived assets, which included fixed assets utilized by the facility and the right-of-use-lease asset, we calculated the fair value of the Torreón asset group using the income approach based on the expected future cash flows associated with the facility, primarily those associated with an assumed sublease. Based on this evaluation, we recorded an impairment charge as the difference between the asset group's fair value and its carrying value.

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

Barboursville, West Virginia acquisition

On December 12, 2022, we completed our acquisition of the Barboursville, West Virginia business that operates one independently owned La-Z-Boy Furniture Galleries® store. This acquisition did not have a meaningful impact on our consolidated financial statements.

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

Prior Year Acquisitions

Alabama and Chattanooga, Tennessee acquisition

On December 6, 2021, we completed our acquisition of the Alabama and Chattanooga, Tennessee businesses that operate four independently owned La-Z-Boy Furniture Galleries® stores in Alabama and one in Chattanooga, Tennessee, for $8.3 million, subject to customary adjustments. We paid total cash of $8.0 million in the third quarter of fiscal 2022 and the remaining consideration includes forgiveness of accounts receivable and payments based on working capital adjustments.

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

Furnico (La-Z-Boy United Kingdom Manufacturing) acquisition

On October 25, 2021, we completed the acquisition of Furnico Furniture Ltd ("Furnico"), an upholstery manufacturing business in the U.K for approximately $13.3 million, subject to customary adjustments and in the third and fourth quarters of fiscal 2022, we paid $13.9 million of cash for the purchase of the Furnico business. Furnico produces La-Z-Boy branded product for the La-Z-Boy U.K. business and also operates a wholesale business, selling white label products to key U.K. retailers. With this acquisition, we expect to realize production synergies, cost savings through materials procurement, and increases in production capacity to support growth in the La-Z-Boy U.K business.

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

(Unaudited, amounts in thousands)	1/28/2023	1/22/2022
Cash and cash equivalents	$280,763	$236,712
Restricted cash	3,282	3,266
Total cash, cash equivalents and restricted cash	$284,045	$239,978

Note 4: Inventories

A summary of inventories is as follows:

(Unaudited, amounts in thousands)	1/28/2023	4/30/2022
Raw materials	$137,042	$146,896
Work in process	25,119	36,834
Finished goods	198,680	185,870
FIFO inventories	360,841	369,600
Excess of FIFO over LIFO	(57,288)	(66,409)
Total inventories	$303,553	$303,191

Note 5: Goodwill and Other Intangible Assets

We have goodwill on our consolidated balance sheet as follows:

Reportable Segment/Unit	Reporting Unit	Related Acquisition
Wholesale Segment	La-Z-Boy United Kingdom	Wholesale business in the United Kingdom and Ireland
Wholesale Segment	La-Z-Boy United Kingdom Manufacturing	La-Z-Boy United Kingdom Manufacturing (Furnico)
Retail Segment	Retail	La-Z-Boy Furniture Galleries® stores
Corporate & Other	Joybird	Joybird

The following table summarizes changes in the carrying amount of our goodwill by reportable segment:

(Unaudited, amounts in thousands)	Wholesale Segment	Retail Segment	Corporate and Other	Total Goodwill
Balance at April 30, 2022 (1)	$20,207	$118,951	$55,446	$194,604
Acquisitions	—	10,598	—	10,598
Translation adjustment	(295)	(126)	—	(421)
Balance at January 28, 2023 (1)	$19,912	$129,423	$55,446	$204,781
(1)Includes $26.9 million of accumulated impairment losses in Corporate and Other.

We have intangible assets on our consolidated balance sheet as follows:

Reportable Segment/Unit	Intangible Asset	Useful Life
Wholesale Segment	Primarily acquired customer relationships from our acquisition of the wholesale business in the United Kingdom and Ireland	Amortizable over useful lives that do not exceed 15 years
Wholesale Segment	American Drew® trade name	Indefinite-lived
Retail Segment	Reacquired rights to own and operate La-Z-Boy Furniture Galleries® stores	Indefinite-lived
Corporate & Other	Joybird® trade name	Amortizable over eight-year useful life

The following summarizes changes in our intangible assets:

(Unaudited, amounts in thousands)	Indefinite- Lived Trade Names	Finite-Lived Trade Name	Indefinite- Lived Reacquired Rights	Other Intangible Assets	Total Intangible Assets
Balance at April 30, 2022	$1,155	$3,392	$27,319	$2,105	$33,971
Acquisitions	—	—	6,093	—	6,093
Amortization	—	(599)	—	(155)	(754)
Translation adjustment	—	—	(95)	(35)	(130)
Balance at January 28, 2023	$1,155	$2,793	$33,317	$1,915	$39,180

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

The following summarizes our investments:

(Unaudited, amounts in thousands)	1/28/2023	4/30/2022
Short-term investments:
Marketable securities	$10,911	$16,022
Held-to-maturity investments	1,404	1,337
Total short-term investments	12,315	17,359
Long-term investments:
Marketable securities	19,756	26,599
Cost basis investments	7,579	7,579
Total long-term investments	27,335	34,178
Total investments	$39,650	$51,537

Investments to enhance returns on cash	$15,793	$27,239
Investments to fund compensation/retirement plans	13,542	14,219
Other investments	10,315	10,079
Total investments	$39,650	$51,537

The following is a summary of the unrealized gains, unrealized losses, and fair value by investment type:

	1/28/2023			4/30/2022
(Unaudited, amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$1,316	$(94)	$14,213	$1,448	$(86)	$13,905
Fixed income	45	(715)	21,201	28	(809)	33,521
Other	1,210	—	4,236	1,250	—	4,111
Total securities	$2,571	$(809)	$39,650	$2,726	$(895)	$51,537

The following table summarizes sales of marketable securities:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/28/2023	1/22/2022	1/28/2023	1/22/2022
Proceeds from sales	$5,514	$7,784	$18,178	$29,437
Gross realized gains	3	142	52	696
Gross realized losses	(81)	(20)	(207)	(356)

The following is a summary of the fair value of fixed income marketable securities, classified as available-for-sale securities, by contractual maturity:

(Unaudited, amounts in thousands)	1/28/2023
Within one year	$10,907
Within two to five years	7,836
Within six to ten years	572
Thereafter	1,886
Total	$21,201

Note 7: Accrued Expenses and Other Current Liabilities

(Unaudited, amounts in thousands)	1/28/2023	4/30/2022
Payroll and other compensation	$59,534	$62,373
Accrued product warranty, current portion	18,517	16,436
Customer deposits	129,019	183,233
Deferred revenue	60,986	139,006
Other current liabilities	77,304	95,345
Accrued expenses and other current liabilities	$345,360	$496,393
Customer deposits and deferred revenue decreased during the first nine months of fiscal 2023 as we continue to work down the backlog built up in prior periods back to pre-pandemic levels.

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

A reconciliation of the changes in our product warranty liability is as follows:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/28/2023	1/22/2022	1/28/2023 (1)	1/22/2022
Balance as of the beginning of the period	$28,357	$25,068	$27,036	$23,636
Acquisitions	—	634	—	634
Accruals during the period	8,663	7,271	24,942	21,158
Settlements during the period	(7,722)	(6,612)	(22,680)	(19,067)
Balance as of the end of the period	$29,298	$26,361	$29,298	$26,361
(1)$18.5 million and $16.4 million is recorded in accrued expenses and other current liabilities as of January 28, 2023, and April 30, 2022, respectively, while the remainder is included in other long-term liabilities.

We recorded accruals during the periods presented in the table above, primarily to reflect charges that relate to warranties issued during the respective periods.

Note 9: Stock-Based Compensation

The table below summarizes the total stock-based compensation expense we recognized for all outstanding grants in our consolidated statement of income:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/28/2023	1/22/2022	1/28/2023	1/22/2022
Equity-based awards expense	$3,377	$2,533	$8,456	$8,887
Liability-based awards expense (1)	(54)	(73)	92	(696)
Total stock-based compensation expense	$3,323	$2,460	$8,548	$8,191
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

Restricted Stock. We granted 256,128 shares of restricted stock units to employees during the first nine months of fiscal 2023 and we also have restricted stock awards outstanding from previous grants. We issue restricted stock at no cost to employees and account for restricted stock awards as equity-based awards because when they vest, they will be settled in common shares. We recognize compensation expense for restricted stock over the vesting period equal to the fair value on the date the Compensation and Talent Oversight Committee of our board of directors approved the awards. Restricted stock awards generally vest at 25% per year, beginning one year from the grant date over a term of four years, with continued vesting upon retirement with respect to the fiscal 2023 grants. The vesting date for retirement-eligible employees is the later of the date they meet the criteria for retirement or ten months after the grant date. We accelerate the expense for restricted stock granted to retirement-eligible employees over the vesting period, with expense recognized from the grant date through their retirement eligibility date or over the ten months following the grant date, whichever period is longer. We have elected to recognize forfeitures as an adjustment to compensation expense in the same period as the forfeitures occur. The weighted-average fair value of the restricted stock that was awarded in the first nine months of fiscal 2023 was $24.58 per share, the market value of our common shares on the dates of grant.

Restricted Stock Units Issued to Directors. Restricted stock units granted to our non-employee directors are offered at no cost to the directors and vest the earlier of the date a director ceases to be a member of the board (for any reason other than the termination of service for cause) or the-one year anniversary of the grant date. During the second quarter of fiscal 2023, we granted 36,656 restricted stock units to our non-employee directors. We account for these restricted stock units as equity-based awards because when they vest, they will be settled in shares of our common stock. We measure and recognize compensation expense for these awards based on the market price of our common shares on the date of grant, which was $26.19.

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

Note 10: Accumulated Other Comprehensive Income (Loss)

The activity in accumulated other comprehensive income (loss) for the quarters ended January 28, 2023, and January 22, 2022, is as follows:

(Unaudited, amounts in thousands)	Translation adjustment	Unrealized gain (loss) on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive income (loss)
Balance at October 29, 2022	$(6,551)	$(501)	$(3,465)	$(10,517)
Changes before reclassifications	4,014	303	—	4,317
Amounts reclassified to net income	—	78	49	127
Tax effect	—	(94)	(13)	(107)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	4,014	287	36	4,337
Balance at January 28, 2023	$(2,537)	$(214)	$(3,429)	$(6,180)

Balance at October 23, 2021	$2,340	$320	$(4,813)	$(2,153)
Changes before reclassifications	(752)	(201)	—	(953)
Amounts reclassified to net income	—	16	75	91
Tax effect	—	45	(19)	26
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(752)	(140)	56	(836)
Balance at January 22, 2022	$1,588	$180	$(4,757)	$(2,989)

The activity in accumulated other comprehensive income (loss) for the nine months ended January 28, 2023 and January 22, 2022, is as follows:

(Unaudited, amounts in thousands)	Translation adjustment	Unrealized gain (loss) on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive income (loss)
Balance at April 30, 2022	$(1,961)	$(298)	$(3,538)	$(5,797)
Changes before reclassifications	(576)	(87)	—	(663)
Amounts reclassified to net income	—	199	145	344
Tax effect	—	(28)	(36)	(64)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(576)	84	109	(383)
Balance at January 28, 2023	$(2,537)	$(214)	$(3,429)	$(6,180)

Balance at April 24, 2021	$3,041	$370	$(4,932)	$(1,521)
Changes before reclassifications	(1,453)	(270)	—	(1,723)
Amounts reclassified to net income	—	18	225	243
Tax effect	—	62	(50)	12
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(1,453)	(190)	175	(1,468)
Balance at January 22, 2022	$1,588	$180	$(4,757)	$(2,989)

We reclassified both the unrealized gain (loss) on marketable securities and the net pension amortization from accumulated other comprehensive loss to net income through other income (expense), net.

The components of non-controlling interest were as follows:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/28/2023	1/22/2022	1/28/2023	1/22/2022
Balance as of the beginning of the period	$9,128	$8,380	$8,897	$8,648
Net income (loss)	(149)	615	1,005	2,157
Other comprehensive loss	1,427	101	504	(449)
Dividends distributed to joint venture minority partners	—	—	—	(1,260)
Balance as of the end of the period	$10,406	$9,096	$10,406	$9,096

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

The following table presents our revenue disaggregated by product category and by segment or unit:

	Quarter Ended January 28, 2023				Quarter Ended January 22, 2022
(Unaudited, amounts in thousands)	Wholesale	Retail	Corporate and Other	Total	Wholesale	Retail	Corporate and Other	Total
Motion Upholstery Furniture	$224,726	$153,194	$5	$377,925	$238,119	$113,767	$288	$352,174
Stationary Upholstery Furniture	97,736	52,497	35,248	185,481	94,216	46,938	55,971	197,125
Bedroom Furniture	9,853	2,189	3,121	15,163	6,723	1,598	3,674	11,995
Dining Room Furniture	6,926	3,300	1,025	11,251	5,562	2,802	1,063	9,427
Occasional Furniture	11,550	9,567	875	21,992	7,396	6,672	1,153	15,221
Delivery	50,008	6,881	1,654	58,543	45,168	6,342	2,097	53,607
Other (1)	6,804	23,529	(8,418)	21,915	26,097	18,933	(14,267)	30,763
Total	$407,603	$251,157	$33,510	$692,270	$423,281	$197,052	$49,979	$670,312

Eliminations				(119,547)				(98,739)
Consolidated Net Sales				$572,723				$571,573

	Nine Months Ended January 28, 2023				Nine Months Ended January 22, 2022
(Unaudited, amounts in thousands)	Wholesale	Retail	Corporate and Other	Total	Wholesale	Retail	Corporate and Other	Total
Motion Upholstery Furniture	$683,809	$444,110	$64	$1,127,983	$699,433	$326,251	$538	$1,026,222
Stationary Upholstery Furniture	307,128	162,452	132,869	602,449	284,318	133,449	153,590	571,357
Bedroom Furniture	30,145	6,590	12,361	49,096	30,030	5,386	10,524	45,940
Dining Room Furniture	21,778	9,343	3,864	34,985	20,941	9,462	3,270	33,673
Occasional Furniture	34,957	25,300	3,065	63,322	31,746	19,659	2,966	54,371
Delivery	162,783	20,727	5,657	189,167	128,318	20,007	5,629	153,954
Other (1)	55,052	70,808	(32,003)	93,857	61,086	57,105	(37,891)	80,300
Total	$1,295,652	$739,330	$125,877	$2,160,859	$1,255,872	$571,319	$138,626	$1,965,817

Eliminations				(372,713)				(293,572)
Consolidated Net Sales				$1,788,146				$1,672,245
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

Stationary Upholstery Furniture - Includes gross revenue for upholstered furniture, such as sofas, loveseats, chairs, sectionals, modulars, and ottomans that do not have a mechanism for reclining or extension. This gross revenue includes sales to La-Z-Boy Furniture Galleries® stores (including company-owned stores), operators of La-Z-Boy Comfort Studio® locations, England Custom Comfort Center locations, other major dealers, independent retailers, and the end consumer.

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

(Unaudited, amounts in thousands)	1/28/2023	4/30/2022
Contract assets	$60,986	$139,006

Customer deposits	$129,019	$183,233
Deferred revenue	60,986	139,006
Total contract liabilities (1)	$190,005	$322,239
(1)During the nine months ended January 28, 2023, we recognized revenue of $292.7 million related to our contract liability balance at April 30, 2022.

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

Retail Segment. Our Retail segment consists of one operating segment comprised of our 167 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment sells primarily upholstered furniture, in addition to some casegoods and other accessories, to end consumers through these stores.

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

The following table presents sales and operating income (loss) by segment:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/28/2023	1/22/2022	1/28/2023	1/22/2022
Sales
Wholesale segment:
Sales to external customers	$291,170	$328,533	$934,511	$973,973
Intersegment sales	116,433	94,748	361,141	281,899
Wholesale segment sales	407,603	423,281	1,295,652	1,255,872

Retail segment sales	251,157	197,052	739,330	571,319

Corporate and Other:
Sales to external customers	30,396	45,988	114,305	126,953
Intersegment sales	3,114	3,991	11,572	11,673
Corporate and Other sales	33,510	49,979	125,877	138,626

Eliminations	(119,547)	(98,739)	(372,713)	(293,572)
Consolidated sales	$572,723	$571,573	$1,788,146	$1,672,245

Operating Income (Loss)
Wholesale segment	$16,940	$27,639	$81,558	$89,098
Retail segment	44,203	24,102	123,855	68,502
Corporate and Other	(18,303)	(12,254)	(48,047)	(29,629)
Consolidated operating income	42,840	39,487	157,366	127,971
Interest expense	(136)	(160)	(414)	(713)
Interest income	2,012	806	3,624	1,029
Other income (expense), net	(1,062)	(1,460)	(834)	(522)
Income before income taxes	$43,654	$38,673	$159,742	$127,765

Note 13: Income Taxes

Our effective tax rate was 27.7% and 26.6% for the third quarter and nine months ended January 28, 2023, respectively, compared with 24.8% and 25.9% for the third quarter and nine months ended January 22, 2022, respectively. The effective tax rate in the third quarter and first nine months of fiscal 2022 was lower partially due to non-taxable gains on corporate owned life insurance and state taxes. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes.

Note 14: Earnings per Share

The following is a reconciliation of the numerators and denominators we used in our computations of basic and diluted earnings per share:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands, except per share data)	1/28/2023	1/22/2022	1/28/2023	1/22/2022
Numerator (basic and diluted):
Net income attributable to La-Z-Boy Incorporated	$31,726	$28,467	$116,291	$92,549
Income allocated to participating securities (1)	—	—	—	(6)
Net income available to common Shareholders	$31,726	$28,467	$116,291	$92,543

Denominator:
Basic weighted average common shares outstanding	43,137	43,701	43,111	44,342
Contingent common shares	—	55	—	59
Stock option dilution	—	212	—	239
Diluted weighted average common shares outstanding	43,137	43,968	43,111	44,640

Earnings per Share:
Basic	$0.74	$0.65	$2.70	$2.09
Diluted	$0.74	$0.65	$2.70	$2.07
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

We exclude the effect of options from our diluted share calculation when the weighted average exercise price of the options is higher than the average market price, since including the options' effect would be anti-dilutive. For the third quarter and nine months ended January 28, 2023, we excluded options to purchase 1.5 million shares from the diluted share calculation. For the third quarter and nine months ended January 22, 2022, we excluded options to purchase 0.2 million shares from the diluted share calculation.

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

In addition to assets and liabilities that we record at fair value on a recurring basis, we are required to record assets and liabilities at fair value on a non-recurring basis. We measure non-financial assets such as other intangible assets, goodwill, and other long-lived assets at fair value when there is an indicator of impairment, and we record them at fair value only when we recognize an impairment loss. Refer to Note 1, Basis of Presentation, for additional information.

The following table presents the fair value hierarchy for those assets and liabilities we measured at fair value on a recurring basis at January 28, 2023 and April 30, 2022. There were no transfers into or out of Level 1, Level 2, or Level 3 for any of the periods presented.

At January 28, 2023
	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1	Level 2	Level 3	NAV(1)	Total
Assets
Marketable securities	$—	$21,044	$2,737	$6,886	$30,667
Held-to-maturity investments	1,404	—	—	—	1,404
Cost basis investments	—	—	7,579	—	7,579
Total assets	$1,404	$21,044	$10,316	$6,886	$39,650

At April 30, 2022
	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1	Level 2	Level 3	NAV(1)	Total
Assets
Marketable securities	$—	$33,578	$2,500	$6,543	$42,621
Held-to-maturity investments	1,337	—	—	—	1,337
Cost basis investment	—	—	7,579	—	7,579
Total assets	$1,337	$33,578	$10,079	$6,543	$51,537

Liabilities
Contingent consideration liability	$—	$—	$800	$—	$800
(1)Certain marketable securities investments are measured at fair value using net asset value per share under the practical expedient methodology.

At January 28, 2023 and April 30, 2022, we held marketable securities intended to enhance returns on our cash and to fund future obligations of our non-qualified defined benefit retirement plan, our executive deferred compensation plan and our performance compensation retirement plan. We also held other fixed income and cost basis investments.

The fair value measurements for our Level 1 and Level 2 securities are based on quoted prices in active markets, as well as through broker quotes and independent valuation providers, multiplied by the number of shares owned exclusive of any transaction costs.

At January 28, 2023 and April 30, 2022, our Level 3 assets included investments in two privately-held companies consisting of non-marketable preferred shares, warrants to purchase common shares, and convertible notes. The fair value of these equity investments (preferred shares and warrants) is not readily determinable and therefore, we estimate the fair value as cost minus impairment, if any, plus or minus adjustments resulting from observable price changes in orderly transactions for identical or similar investments with the same issuer. The convertible notes are recorded at fair value with the net unrealized gains and losses (that are deemed to be temporary) reported as a component of other comprehensive income, consistent with our other available-for-sale debt securities. During the third quarter of fiscal 2023, we invested an additional $0.2 million in convertible notes in one of these privately-held start-up companies. There were no other changes to the fair value of our Level 3 assets during the nine months ended January 28, 2023.

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

The fair value of our contingent consideration liability as of January 28, 2023 reflects our expectation that no additional consideration will be owed based on our most recent financial projections and the terms of the earnout agreement. As a result, during the second quarter of fiscal 2023, we reduced the fair value of the contingent consideration liability by its full carrying value of $0.8 million which was recorded as a favorable impact to selling, general and administrative expense in the consolidated statement of income. There were no other changes to the fair value of our Level 3 liabilities during the nine months ended January 28, 2023.

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

As of January 28, 2023, our supply chain operations included the following:

•Five major manufacturing locations and ten regional distribution centers in the United States and four facilities in Mexico to support our speed-to-market and customization strategy
•A logistics company that distributes a portion of our products in the United States
•A wholesale sales office that is responsible for distribution of our product in the United Kingdom and Ireland
•An upholstery manufacturing business in the United Kingdom
•A global trading company in Hong Kong which helps us manage our Asian supply chain by establishing and maintaining relationships with our Asian suppliers, as well as identifying efficiencies and savings opportunities

During the third quarter of fiscal 2023, we made the decision to close our manufacturing facility in Torreón, Mexico as part of our initiative to drive improved efficiencies through optimized staffing levels within our plants. Torreón was the last facility to begin operating as part of our broader Mexico manufacturing expansion in fiscal 2021 and 2022 and accounted for approximately 3% of our La-Z-Boy branded production. As a result of this action, charges were recorded within the Wholesale segment in the third quarter of fiscal 2023 of $9.2 million in selling, general, and administrative expense for the impairment of various assets, primarily long-lived assets, and $0.9 million in cost of sales, primarily related to severance.

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

•The centerpiece of our retail distribution strategy is our network of 346 La-Z-Boy Furniture Galleries® stores and 519 La-Z-Boy Comfort Studio® locations, each dedicated to marketing our La-Z-Boy branded products. We consider this dedicated space to be “proprietary.”

◦La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort, and quality of La-Z-Boy furniture with our available design services. We own 167 of the La-Z-Boy Furniture Galleries® stores, while the remainder are independently owned and operated.
◦La-Z-Boy Comfort Studio® locations are defined spaces within larger independent retailers that are dedicated to displaying and selling La-Z-Boy branded products. All 519 La-Z-Boy Comfort Studio® locations are independently owned and operated.
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

◦Kincaid and England have their own dedicated proprietary in-store programs with 630 outlets and approximately 1.9 million square feet of proprietary floor space.
◦In total, our proprietary floor space includes approximately 12.5 million square feet worldwide.

•Joybird sells product primarily online and has a limited amount of proprietary retail showroom floor space including seven small-format stores in key urban markets.

Our goal is to deliver value to our shareholders over the long term through executing our strategic initiatives. The foundation of our strategic initiatives is driving profitable sales growth in all areas of our business.

We plan to drive growth in the following ways:

•Leveraging and reinvigorating our brand with a consumer focus and expanded omni-channel presence. Our strategic initiatives to leverage and reinvigorate our iconic La-Z-Boy brand center on a renewed focus on leveraging the compelling La-Z-Boy comfort message, accelerating our omni-channel offering, and identifying additional consumer-base growth opportunities. Our marketing platform featuring celebrity brand ambassador Kristen Bell is designed to drive brand recognition and inject youthful style and sensibility into our marketing campaign, which is intended to enhance the appeal of our brand with a younger consumer base. Further, our goal is to connect with consumers along their purchase journey through multiple means, whether online or in person. We are driving change throughout our digital platforms to improve the user experience, with a specific focus on the ease with which customers browse through our broad product assortment, customize products to their liking, find stores to make a purchase, or purchase at www.la-z-boy.com.

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

•Retail Segment. Our Retail segment consists of one operating segment comprised of our 167 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment sells primarily upholstered furniture, in addition to some casegoods and other accessories, to end consumers through these stores.

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

Results of Operations

Fiscal 2023 Third Quarter Compared with Fiscal 2022 Third Quarter

La-Z-Boy Incorporated

	Quarter Ended			Nine Months Ended
(Unaudited, amounts in thousands, except percentages)	1/28/2023	1/22/2022	% Change	1/28/2023	1/22/2022	% Change
Sales	$572,723	$571,573	0.2%	$1,788,146	$1,672,245	6.9%
Operating income	42,840	39,487	8.5%	157,366	127,971	23.0%
Operating margin	7.5%	6.9%		8.8%	7.7%

Sales

Consolidated sales increased $1.2 million, or 0.2%, and $115.9 million, or 7% in the third quarter and first nine months of fiscal 2023, respectively, compared with the same periods a year ago. The increase in sales for both periods reflects the realization of pricing and surcharge actions taken to counteract rising raw material and freight costs, along with a favorable impact from product and channel mix as sales in our Retail business grew. These increases in sales more than offset a decline in delivered unit volume.

Operating Margin

Operating margin, which is calculated as operating income as a percentage of sales, increased 60 basis points and 110 basis points in the third quarter and first nine months of fiscal 2023, respectively, compared with the same periods a year ago.

•Gross margin, which is calculated as gross profit as a percentage of sales, increased 460 basis points and 330 basis points in the third quarter and first nine months of fiscal 2023, respectively, compared with the same periods a year ago.

◦Changes in our consolidated mix improved gross margin by 290 basis points and 240 basis points in the third quarter and first nine months of fiscal 2023, respectively, compared with the same periods a year ago, driven by growth of our Retail segment, which has a higher gross margin than our Wholesale segment.
◦Compared with the same periods a year ago, gross margin in the third quarter and first nine months of fiscal 2023 benefited from pricing and surcharge actions taken in prior periods.
◦The gross margin in the first nine months of fiscal 2023 was negatively impacted by higher freight and raw material costs driven by global supply chain challenges. These costs have decreased during the fiscal year, resulting in in a gross margin benefit in the third quarter of fiscal 2023 compared with the same period last year.
•Selling, general and administrative ("SG&A") expenses as a percentage of sales increased 400 basis points and 220 basis points in the third quarter and first nine months of fiscal 2023, respectively, compared with the same periods a year ago.

◦Changes in our consolidated mix increased SG&A expense as a percentage of sales by 80 basis points and 150 basis points in the third quarter and first nine months of fiscal 2023, respectively, compared with the same periods a year ago, driven by growth of our Retail segment, which has a higher SG&A expense as a percentage of sales than our Wholesale segment.
◦Charges related to the closure of our Torreón, Mexico manufacturing facility resulted in a 160 basis point and 50 basis point increase in SG&A expense as a percentage of sales in the third quarter and first nine months of fiscal 2023, respectively, compared with the same periods a year ago.
◦SG&A expense as a percentage of sales was impacted during the third quarter and first nine months of fiscal 2023 by increased investments in marketing, to pre-pandemic levels as a percentage of sales, to drive written sales. The third quarter of fiscal 2023 was further impacted by higher selling expenses, as a percentage of sales, primarily driven by higher written sales in our Retail segment.

We discuss each segment’s results in the following section.

Retail Segment

	Quarter Ended			Nine Months Ended
(Unaudited, amounts in thousands, except percentages)	1/28/2023	1/22/2022	% Change	1/28/2023	1/22/2022	% Change
Sales	$251,157	$197,052	27.5%	$739,330	$571,319	29.4%
Operating income	44,203	24,102	83.4%	123,855	68,502	80.8%
Operating margin	17.6%	12.2%		16.8%	12.0%

Sales

The Retail segment’s sales increased $54.1 million, or 27%, and $168.0 million, or 29% in the third quarter and first nine months of fiscal 2023, respectively, compared with the same periods a year ago, led by a 23% and 24% increase in delivered same-store sales for each respective period. Additionally, the Retail segment benefited from a $14.3 million and a $44.1 million increase in the third quarter and first nine months of fiscal 2023, respectively, from sales related to our retail store acquisitions that occurred in fiscal 2022 and fiscal 2023.

Written same-store sales increased 3% but decreased 8% in the third quarter and first nine months of fiscal 2023, respectively, compared with the same periods a year ago. The decrease in the first nine months of fiscal 2023 reflects softer demand across the industry driven by economic uncertainty and weaker consumer sentiment relative to the prior period which saw significant increases in consumer furniture demand. Although these challenging industry trends continued through the third quarter of fiscal 2023, the benefit of pricing actions taken in prior periods and strong store-level execution with improved conversion drove an increase in written sales compared with the same period last year.

Same-store sales include the sales of all currently active stores which have been open and company-owned for each comparable period.

Operating Margin

The Retail segment's operating margin increased 540 basis points and 480 basis points in the third quarter and first nine months of fiscal 2023, respectively, compared with the same periods a year ago.

•Gross margin increased 110 basis points and 40 basis points in the third quarter and first nine months of fiscal 2023, respectively, compared with the same periods a year ago, primarily due to pricing actions taken by the Retail business to offset increases in product costs.

•SG&A expense as a percentage of sales decreased 430 basis points and 440 basis points in the third quarter and first nine months of fiscal 2023, respectively, compared with the same periods a year ago, primarily due to higher delivered sales relative to selling expenses and fixed costs, mainly occupancy expenses.

Wholesale Segment

	Quarter Ended			Nine Months Ended
(Unaudited, amounts in thousands, except percentages)	1/28/2023	1/22/2022	% Change	1/28/2023	1/22/2022	% Change
Sales to external customers	$291,170	$328,533		$934,511	$973,973
Intersegment sales	116,433	94,748		361,141	281,899
Total Sales	407,603	423,281	(3.7)%	1,295,652	1,255,872	3.2%
Operating income	16,940	27,639	(38.7)%	81,558	89,098	(8.5)%
Operating margin	4.2%	6.5%		6.3%	7.1%

Sales

The Wholesale segment’s sales decreased $15.7 million, or 4% but increased $39.8 million, or 3% in the third quarter and first nine months of fiscal 2023, respectively, compared with the same periods a year ago. Over the same periods, intercompany sales from our Wholesale segment to our Retail segment increased 23% and 28%, respectively. Total sales in both periods benefited from the realization of pricing and surcharge actions taken in response to rising manufacturing costs, combined with favorable channel and product mix reflecting the shift to our La-Z-Boy Furniture Galleries® network. These benefits more than offset a decline in delivered volume in the first nine months of fiscal 2023, as we continue to work down the backlog built up in prior periods back to pre-pandemic levels, but only partially offset lower delivered volume in the third quarter of fiscal 2023.

Operating Margin

The Wholesale segment's operating margin decreased 230 basis points and 80 basis points in the third quarter and first nine months of fiscal 2023, respectively, compared with the same periods a year ago.

•Gross margin increased 300 basis points and 200 basis points in the third quarter and first nine months of fiscal 2023, respectively, compared with the same periods a year ago.

◦Gross margin increased 250 basis points and 520 basis points in the third quarter and first nine months of fiscal 2023, respectively, compared with the same periods a year ago, from pricing and surcharge actions taken in response to rising raw material costs resulting from global supply challenges in prior periods.
◦Declining freight costs drove an 80 basis point and 40 basis point increase in gross margin during the third quarter and first nine months of fiscal 2023, respectively, compared with the same periods a year ago.
◦Higher raw material costs led to a 160 basis point decrease in gross margin during the first nine months of fiscal 2023 compared with same period a year ago.
◦Gross margin decreased 100 basis points in the first nine months of fiscal 2023, compared with the same period a year ago, due to higher costs related to plant inefficiencies during the first half of fiscal 2023.

•SG&A expense as a percentage of sales increased 530 basis points and 280 basis points in the third quarter and first nine months of fiscal 2023, respectively, compared with the same periods a year ago

◦Reduced fixed cost leverage and an increase in marketing expense to pre-pandemic levels, as a percentage of sales, contributed to higher SG&A expense as a percentage of sales in the third quarter of fiscal 2023 and, to a lesser extent, in the first nine months of fiscal 2023, compared with the same periods a year ago.
◦Additionally, charges related to the closure of our Torreón, Mexico manufacturing facility in the third quarter of fiscal 2023, resulted in a 230 basis point and 70 basis point increase in SG&A expense as a percentage of sales in the third quarter and first nine months of fiscal 2023, respectively, compared with the same periods a year ago.

Corporate and Other

	Quarter Ended			Nine Months Ended
(Unaudited, amounts in thousands, except percentages)	1/28/2023	1/22/2022	% Change	1/28/2023	1/22/2022	% Change
Sales	$33,510	$49,979	(33.0)%	$125,877	$138,626	(9.2)%
Intercompany eliminations	(119,547)	(98,739)	(21.1)%	(372,713)	(293,572)	(27.0)%
Operating loss	(18,303)	(12,254)	(49.4)%	(48,047)	(29,629)	(62.2)%

Sales

Corporate and Other sales decreased $16.5 million and $12.7 million in the third quarter and first nine months of fiscal 2023, respectively, compared with the same periods a year ago. The change in sales was primarily led by Joybird sales which decreased 35% to $28.9 million and 11% to $109.7 million in the third quarter and first nine months of fiscal 2023, respectively. While Joybird sales benefited from increased online conversion, overall delivered volume declined due to lower written sales from the prior sequential quarter combined with slowing online traffic and demand challenges consistent with those recently experienced across the e-commerce home furnishings industry. Written sales for Joybird were down 21% and 14% in the third quarter and first nine months of fiscal 2023, respectively, compared with the same periods a year ago, reflecting the items noted above.

Intercompany eliminations increased in the third quarter and first nine months of fiscal 2023 compared with the same periods a year ago due to higher sales from our Wholesale segment to our Retail segment.

Operating Loss

Our Corporate and Other operating loss increased $6.0 million and $18.4 million in the third quarter and first nine months of fiscal 2023, respectively, compared with the same periods a year ago, primarily due to Joybird's operating loss resulting from lower sales volume and higher input costs. Additionally, operating loss was impacted in the first nine months of fiscal 2023 by increased investments in marketing to drive customer acquisition and awareness.

Non-Operating Income (Expense)

Interest Income

Interest income was $1.2 million and $2.6 million higher in the third quarter and first nine months of fiscal 2023, respectively, compared with the same periods a year ago, primarily driven by higher interest rates.

Other Income (Expense), Net

Other income (expense), net was $1.1 million and $0.8 million of expense in the third quarter and first nine months of fiscal 2023, respectively, primarily due to exchange rate losses. Other income (expense), net was $1.5 million and $0.5 million of expense in the third quarter and first nine months of fiscal 2022, respectively, primarily due to unrealized losses on investments and exchange rate losses, respectively.

Income Taxes

Our effective tax rate was 27.7% and 26.6% for the third quarter and nine months ended January 28, 2023, respectively, compared with 24.8% and 25.9% for the third quarter and nine months ended January 22, 2022, respectively. The effective tax rate in the third quarter and first nine months of fiscal 2022 was lower partially due to non-taxable gains on corporate owned life insurance and state taxes. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes.

Liquidity and Capital Resources

Our sources of liquidity include cash and cash equivalents, short-term and long-term investments, cash from operations, and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, and fulfill other cash requirements for day-to-day operations and capital expenditures. We had cash, cash equivalents and restricted cash of $284.0 million at January 28, 2023, compared with $248.9 million at April 30, 2022. In addition, we had investments to enhance our returns on cash of $15.8 million at January 28, 2023, compared with $27.2 million at April 30, 2022.

The following table illustrates the main components of our cash flows:

	Nine Months Ended
(Unaudited, amounts in thousands)	1/28/2023	1/22/2022
Cash Flows Provided By (Used For)
Net cash provided by operating activities	$127,052	$45,192
Net cash used for investing activities	(57,965)	(77,036)
Net cash used for financing activities	(33,894)	(122,288)
Exchange rate changes	(4)	(593)
Change in cash, cash equivalents and restricted cash	$35,189	$(154,725)

Operating Activities

During the first nine months of fiscal 2023, net cash provided by operating activities was $127.1 million. Our cash provided by operating activities was primarily attributable to net income, adjusted for non-cash items and a $42.5 million decrease in receivables. This was partially offset by a $61.2 million decrease in customer deposits, as we continue to work down our backlog to pre-pandemic levels.

Investing Activities

During the first nine months of fiscal 2023, net cash used for investing activities was $58.0 million, primarily due to the following:

•Cash used for capital expenditures in the period was $57.4 million compared with $58.6 million during the first nine months of fiscal 2022, which primarily related to improvements to our retail stores, new store openings, and plant upgrades to our upholstery manufacturing and distribution facilities in Neosho, Missouri. Spending on these items will continue in fiscal 2023 with full year fiscal 2023 capital expenditures expected to be in the range of $75 to $80 million. We have no material contractual commitments outstanding for future capital expenditures.

•Cash used for acquisitions was $11.9 million, primarily related to the acquisition of the Denver, Colorado and Spokane, Washington retail businesses.
•Proceeds from the sale of investments, net of investment purchases, was $11.2 million.

Financing Activities

On October 15, 2021, we entered into a five-year $200.0 million unsecured revolving credit facility (the “Credit Facility”). Borrowings under the Credit Facility may be used by the Company for general corporate purposes. We may increase the size of the facility, either in the form of additional revolving commitments or new term loans, subject to the discretion of each lender to participate in such an increase, up to an additional amount of $100 million. The Credit Facility will mature on October 15, 2026 and provides us the ability to extend the maturity date for two additional one-year periods, subject to the satisfaction of customary conditions. As of January 28, 2023, we have no borrowings outstanding under the Credit Facility.

The Credit Facility contains certain restrictive loan covenants, including, among others, financial covenants requiring a maximum consolidated net lease adjusted leverage ratio and a minimum consolidated fixed charge coverage ratio, as well as customary covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of certain assets. As of January 28, 2023, we were in compliance with our financial covenants under the Credit Facility. We believe our cash on hand, in addition to our available Credit Facility, will provide adequate liquidity for our business operations over the next 12 months.

During the first nine months of fiscal 2023, net cash used for financing activities was $33.9 million, primarily due to the following:

•Our board of directors has authorized the repurchase of company stock and we spent $5.0 million in the first nine months of fiscal 2022 to repurchase 0.2 million shares. As of January 28, 2023, 7.3 million shares remained available for repurchase pursuant to this authorization.
•Cash paid to our shareholders in quarterly dividends was $22.0 million. Our board of directors has sole authority to determine if and when we will declare future dividends and on what terms. We expect the board to continue declaring regular quarterly cash dividends for the foreseeable future, but it may discontinue doing so at any time.
•Cash paid for holdback payments made on prior-period acquisitions was $5.0 million for the guaranteed payments related to the acquisition of Joybird.

Exchange Rate Changes

From the end of fiscal year 2022 to the end of the third quarter of fiscal 2023, changes in exchange rates had a de minimis impact on our cash, cash equivalents, and restricted cash, slightly impacting our cash balances held in Canada, Thailand, and the United Kingdom.

Other

During the third quarter of fiscal 2023, there were no material changes to the information about our contractual obligations and commitments shown in the table contained in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022. We do not expect our continuing compliance with existing federal, state and local statutes dealing with protection of the environment to have a material effect on our capital expenditures, earnings, competitive position or liquidity.

Critical Accounting Policies

We disclosed our critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022. There were no material changes to our critical accounting policies or estimates during the nine months ended January 28, 2023.

Recent Accounting Pronouncements

See Note 1, Basis of Presentation, to the consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of recently adopted accounting standards and other new accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first nine months of fiscal 2023, there were no material changes from the information contained in Item 7A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2022.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the third quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

We disclosed our risk factors in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022. There have been no material changes to our risk factors during the first nine months of fiscal 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our board of directors has authorized the repurchase of company stock. As of January 28, 2023, 7.3 million shares remained available for repurchase pursuant to the board authorization. There were no share repurchases under the authorized plan during the third quarter of fiscal 2023. Amounts in the table below include shares purchased from employees to satisfy their withholding tax obligations upon vesting of restricted shares.

The following table summarizes our repurchases of company stock during the quarter ended January 28, 2023:

(Unaudited, amounts in thousands, except per share data)	Total number of shares repurchased (1)	Average price paid per share	Total number of shares repurchased as part of publicly announced plan (2)	Maximum number of shares that may yet be repurchased under the plan
Fiscal November (October 30 – December 3, 2022)	—	$—	—	7,262
Fiscal December (December 4 – December 31, 2022)	—	$—	—	7,262
Fiscal January (January 1 – January 28, 2023)	2	$—	—	7,262
Fiscal Third Quarter of 2023	2		—	7,262
(1)    There were no shares repurchased during the quarter as part of our publicly announced, board-authorized plan described above. During the quarter ended January 28, 2023, 2,204 shares were repurchased from employees to satisfy their withholding tax obligations upon vesting of restricted shares with an average share price of $26.86.
(2)    On October 28, 1987, our board of directors announced the authorization of the plan to repurchase company stock. The plan originally authorized 1.0 million shares, and since October 1987, 33.5 million shares have been added to the plan for repurchase. The authorization has no expiration date.

ITEM 6. EXHIBITS

Exhibit Number	Description
(4.1)	First Amendment to Credit Agreement dated as of December 20, 2022, among La-Z-Boy Incorporated, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent
(31.1)	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a)
(31.2)	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a)
(32)	Certifications of Executive Officers pursuant to 18 U.S.C. Section 1350(b)
(101.INS)	Inline XBRL Instance Document
(101.SCH)	Inline XBRL Taxonomy Extension Schema Document
(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document
(104)	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2023, formatted in Inline XBRL (included in Exhibit 101)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LA-Z-BOY INCORPORATED
(Registrant)

Date: February 21, 2023

BY: /s/ Jennifer L. McCurry
Jennifer L. McCurry Vice President, Corporate Controller and Chief Accounting Officer