Form 10-K
period 2023-04-29
LA-Z-BOY INC
filed 2023-06-20
CIK 57131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 29, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Based on the closing sales price as reported on the New York Stock Exchange on October 28, 2022, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant on that date was approximately $1,088 million.
The number of shares of common stock, $1.00 par value, of the registrant outstanding as of June 13, 2023 was 43,317,622.
DOCUMENTS INCORPORATED BY REFERENCE:
(1)Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for its 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

LA-Z-BOY INCORPORATED
ANNUAL REPORT ON FORM 10-K FOR FISCAL 2023
Note: The responses to Items 10 through 14 of Part III will be included in the La-Z-Boy Incorporated definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the 2023 Annual Meeting of Shareholders. The required information is incorporated into this Form 10-K by reference to that document and is not repeated herein.

Cautionary Note Regarding Forward-Looking Statements

In this Annual Report on Form 10-K ("Annual Report"), La-Z-Boy Incorporated and its subsidiaries (individually and collectively, "we," "our," "us," "La-Z-Boy" or the "Company") make "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, forward-looking statements include information concerning expectations, projections or trends relating to our results of operations, financial results, financial condition, strategic initiatives and plans, expenses, dividends, share repurchases, liquidity, use of cash and cash requirements, borrowing capacity, investments, future economic performance, and our business and industry.

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements may include words such as "aim," "anticipates," "believes," "continues," "estimates," "expects," "feels," "forecasts," "hopes," "intends," "plans," "projects," "likely," "seeks," "short-term," "non-recurring," "one-time," "outlook," "target," "unusual," or words of similar meaning, or future or conditional verbs, such as "will," "should," "could," or "may." A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on forward-looking statements, which speak to our views only as of the date of this Annual Report. These forward-looking statements are all based on currently available operating, financial, and competitive information and are subject to various risks and uncertainties, many of which are unforeseeable and beyond our control. Additional risks and uncertainties that we do not presently know about or that we currently consider to be immaterial may also affect our business operations and financial performance.

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

As of April 29, 2023, our supply chain operations included the following:

•Five major manufacturing locations and 12 distribution centers in the United States and four facilities in Mexico to support our speed-to-market and customization strategy
•A logistics company that distributes a portion of our products in the United States
•A wholesale sales office that is responsible for distribution of our product in the United Kingdom and Ireland
•An upholstery manufacturing business in the United Kingdom
•A global trading company in Hong Kong which helps us manage our Asian supply chain by establishing and maintaining relationships with our Asian suppliers, as well as identifying efficiencies and savings opportunities

During the third quarter of fiscal 2023, we made the decision to close our manufacturing facility in Torreón, Mexico as part of our initiative to drive improved efficiencies through optimized staffing levels within our plants. Torreón was the last facility to begin operating as part of our broader Mexico manufacturing expansion in fiscal 2021 and 2022 to meet pandemic-related upholstery demand and accounted for approximately 3% of our La-Z-Boy branded production. As a result of this action, charges were recorded within the Wholesale segment in the third and fourth quarters of fiscal 2023 totaling $9.2 million in selling, general, and administrative expense for the impairment of various assets, primarily long-lived assets, and $1.6 million in cost of sales, primarily related to severance.

We also participate in two consolidated joint ventures in Thailand that support our international businesses: one that operates a manufacturing facility and another that operates a wholesale sales office. Additionally, we have contracts with several suppliers in Asia to produce products that support our pure import model for casegoods.

We sell our products through multiple channels: to furniture retailers or distributors in the United States, Canada, and approximately 50 other countries, including the United Kingdom, China, Australia, South Korea and New Zealand; directly to consumers through retail stores that we own and operate; and through our websites, www.la-z-boy.com and www.joybird.com.

•The centerpiece of our retail distribution strategy is our network of 349 La-Z-Boy Furniture Galleries® stores and 522 La-Z-Boy Comfort Studio® locations, each dedicated to marketing our La-Z-Boy branded products. We consider this dedicated space to be "proprietary."

◦La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort, and quality of La-Z-Boy furniture with our available design services. We own 171 of the La-Z-Boy Furniture Galleries® stores, while the remainder are independently owned and operated.
◦La-Z-Boy Comfort Studio® locations are defined spaces within larger independent retailers that are dedicated to displaying and selling La-Z-Boy branded products. All 522 La-Z-Boy Comfort Studio® locations are independently owned and operated.
◦In total, we have approximately 7.6 million square feet of proprietary floor space dedicated to selling La-Z-Boy branded products in North America.
◦We also have approximately 2.6 million square feet of floor space outside of the United States and Canada dedicated to selling La-Z-Boy branded products.

•Our other brands, England, American Drew, Hammary, and Kincaid enjoy distribution through many of the same outlets, with slightly over half of Hammary’s sales originating through the La-Z-Boy Furniture Galleries® store network.
◦Kincaid and England have their own dedicated proprietary in-store programs with 614 outlets and approximately 1.9 million square feet of proprietary floor space.
◦In total, our proprietary floor space includes approximately 12.1 million square feet worldwide.
•Joybird sells product primarily online and has a limited amount of proprietary retail showroom floor space including ten small-format stores in key urban markets.

Principal Products and Industry Segments

Our reportable operating segments include the Wholesale segment and the Retail segment. Our Wholesale segment manufactures and imports upholstered and casegoods (wood) furniture and sells directly to La-Z-Boy Furniture Galleries® stores, operators of La-Z-Boy Comfort Studio® locations, branded space locations, England Custom Comfort Center locations, major dealers, and a wide cross-section of other independent retailers. Our Retail segment primarily sells upholstered furniture, in addition to some casegoods and other accessories, to end consumers through our company-owned La-Z-Boy Furniture Galleries® stores.

We have provided additional detailed information regarding our segments and their products in Note 17, Segment Information, to our consolidated financial statements and Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section, both of which are included in this report.

Raw Materials and Parts

The principal raw materials and parts used for manufacturing that are purchased are cover (primarily fabrics and leather), polyester batting and polyurethane foam for cushioning and padding, lumber and plywood for frames, steel for motion mechanisms, electrical components for power units and various other metal components for fabrication of product. We purchase most of our polyurethane foam from two suppliers, which have several facilities across the United States that deliver to our plants. We purchase cover from a variety of sources, but we rely on a limited number of major suppliers. We purchase more than half of our cover in a raw state (fabric rolls or leather hides) primarily from suppliers in China, then cut and sew it into cover in our cut and sew facilities in Mexico. We purchase the remainder of our cut and sewn leather and fabric kits from five main suppliers primarily from China as well as Vietnam. We use these suppliers primarily for their product design capabilities and to balance our mix of in-sourced and out-sourced production. If any of these suppliers experience financial or other difficulties, we could experience temporary disruptions in our manufacturing process until we find alternative sources of supply.

We manage our Asian supply chain through our global trading company in Hong Kong, which works to identify efficiencies and savings opportunities, while verifying La-Z-Boy quality standards are being adhered to and managing the relationships with our Asian suppliers.

During fiscal 2022 and the first half of fiscal 2023, the prices of materials we use in our upholstery manufacturing process increased, driven by supply chain challenges due to COVID-19, higher demand for raw materials in manufacturing sectors and the home furnishings industry due to an economic sector rotation, and inflationary cost pressure. During the second half of fiscal 2023, raw material prices began to decrease relative to the historic highs experienced in the prior year, but are still well above pre-pandemic levels. As we begin fiscal 2024, we anticipate that prices will remain relatively consistent with those seen at the end of fiscal 2023, with potential increases due to economic volatility and price inflation in our core materials. To the extent that we again experience incremental costs in any of these areas, as we did in fiscal 2023, we may increase our selling prices or assess material surcharges to offset the impact. However, increases in selling prices, or surcharges, may not fully mitigate the impact of raw material cost increases, which could adversely impact operating profits.

Finished Goods Imports

Imported finished goods represented 7% and 6% of our consolidated sales in fiscal 2023 and 2022, respectively. In fiscal 2023, we purchased 74% of this imported product from five suppliers based in Asia. We use these suppliers primarily to leverage our buying power, to control quality and product flow, and because their capabilities align with our product design needs. If any of these suppliers experience financial or other difficulties, we could experience disruptions in our product flow until we obtain alternate suppliers, which could be lengthy due to the longer lead time required for sourced wood furniture from Asian manufacturers.

The prices we paid for these imported products, including associated transportation costs, decreased throughout 2023 compared with fiscal 2022 when costs increased drastically due to the constrained supply chain along with the lack of shipping container availability. In fiscal 2024, we anticipate our product costs will stabilize.

Seasonal Business

Our business has historically displayed seasonal patterns driven by consumer behavior with demand highest in the winter months as discretionary spend tends to shift toward travel and leisure activities during the summer months. For our wholesale businesses, our fiscal fourth quarter has historically had the highest volume of delivered sales relative to other quarters. For our retail businesses, which includes our company-owned retail stores, our fiscal third quarter typically has the highest volume of delivered sales relative to other quarters.

In a typical year, we schedule production to maintain consistent manufacturing activity throughout the year whenever possible. During the summer months, the furniture industry generally experiences weaker demand, and as such we typically shut down our domestic plants for one week each fiscal year to perform routine maintenance on our equipment. Accordingly, for our wholesale business, the first quarter is usually the Company's weakest quarter in terms of sales and earnings. Also driven by the seasonal slowdown in the summer, each of our retail businesses typically experience their lowest sales in our fiscal first quarter.

During the last three fiscal years, our sales volume and production schedule did not follow typical trends due to the impact of COVID-19. As a result of the significant backlog built in prior years driven by heightened demand during the COVID-19 pandemic, in fiscal 2023, our wholesale and retail businesses both experienced their largest sales volume in the second quarter of fiscal 2023. We anticipate that typical seasonal trends in the furniture industry will return to normal in fiscal 2024.
Economic Cycle and Purchasing Cycle

Our sales are impacted by the overall growth of the furniture industry, which is primarily influenced by economic growth, existing and new housing activity, and consumer discretionary spending. In addition, consumer confidence, employment rates, inflation and interest rates, consumer savings levels, international trade policies, and other factors could affect demand. During fiscal 2021 and the beginning of fiscal 2022, we experienced heightened demand as more discretionary spending was allocated to the home furnishings industry due to the impact of COVID-19. However, during fiscal 2023, demand trends have returned to pre-pandemic patterns and therefore, in fiscal 2024, we anticipate furniture demand and purchasing cycles to respond to macroeconomic conditions as they historically have.

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

Inventory: For our upholstery business within our Wholesale segment, we maintain raw materials and work-in-process inventory at our manufacturing locations. Finished goods inventory is maintained at our 12 distribution centers as well as our manufacturing locations. Our distribution centers allow us to streamline the warehousing and distribution processes for our La-Z-Boy Furniture Galleries® store network, including both company-owned stores and independently-owned stores. Our distribution centers also allow us to reduce the number of individual warehouses needed to supply our retail outlets and help us reduce inventory levels at our manufacturing and retail locations.

For our casegoods business within our Wholesale segment, we import wood furniture from Asian vendors, resulting in long lead times on these products. To address these long lead times and meet our customers' delivery requirements, we typically maintain higher levels of finished goods inventory in our warehouses, as a percentage of sales, of our casegoods products than our upholstery products.

Our company-owned La-Z-Boy Furniture Galleries® stores have finished goods inventory at the stores for display purposes.

Our Joybird business maintains raw materials and work-in-process inventory at its manufacturing location. Joybird finished goods inventory is maintained at our distribution centers, at its manufacturing and warehouse locations, or in-transit to the end consumer.

Our inventory decreased $26.9 million as of year end fiscal 2023 compared with year end fiscal 2022 primarily due to higher inventory levels at the end of fiscal 2022 to support increased sales demand and manufacturing capacity and to reduce the impact associated with volatility in raw material availability. Additionally, inventory balances at the end of fiscal 2023 were lower as we have worked down our backlog toward pre-pandemic levels and aligned production with incoming order trends. We actively manage our inventory levels on an ongoing basis to ensure they are appropriate relative to our sales volume, while maintaining our focus on service to our customers.

Accounts Receivable: Our accounts receivable decreased $58.2 million as of year end fiscal 2023 compared with year end fiscal 2022. The decrease in accounts receivable was primarily due to lower fourth quarter sales in fiscal 2023 compared with the same period a year ago as the prior year benefited from sales generated from the backlog built up in prior periods combined with the realization of pricing and surcharge actions taken in response to rising manufacturing costs.

Additionally, our allowance for receivable credit losses was $1.4 million higher at the end of fiscal 2023 compared with the end of fiscal 2022 reflecting uncertainty in the economic outlook. We monitor our customers' accounts, limit our credit exposure to certain independent dealers and strive to decrease our days' sales outstanding where possible.

Accounts Payable: Our accounts payable increased $3.4 million as of year end fiscal 2023 compared with year end fiscal 2022, primarily due to higher marketing costs during the fourth quarter of fiscal 2023 compared with the fourth quarter of fiscal 2022.

Customer Deposits: We collect a deposit from our customers at the time a customer order is placed in one of our company-owned retail stores or through our websites, www.la-z-boy.com and www.joybird.com. Customer deposits decreased $77.5 million as of fiscal year end 2023 compared with fiscal year end 2022, as we worked down our backlog toward pre-pandemic levels.

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

We have formal agreements with many furniture retailers for them to display and merchandise products from one or more of our operating units and sell them to consumers in dedicated retail space, either in stand-alone stores or dedicated proprietary galleries, studios or branded spaces within their stores. We consider this dedicated space to be "proprietary." For our Wholesale segment, our fiscal 2023 customer mix based on sales was approximately 60% proprietary, 10% major dealers (large, regional retailers), and 30% other independent retailers.

The success of our product distribution model relies heavily on having retail floor space that is dedicated to displaying and marketing our products. The 349-store La-Z-Boy Furniture Galleries® network is central to this approach. In addition, we sell product through proprietary space within other retail furniture stores, primarily La-Z-Boy Comfort Studio® locations, branded space locations, England Custom Comfort Center locations, Kincaid Shoppes, and other international locations. Additionally, our Joybird business, which sells product primarily online to end consumers through its website, www.joybird.com, also has a limited amount of retail showroom floor space in small-format stores in key urban markets.

Maintaining, updating, and, when appropriate, expanding our proprietary distribution network is a key part of our overall sales and marketing strategy. We intend, over the long-term, to not only increase the number of stores in the network but also to continue to improve their quality, including upgrading old-format stores to our new concept design through remodels and relocations. We continue to maintain and update our current stores to improve the quality of the network. The La-Z-Boy Furniture Galleries® store network plans to open 7 to 9 stores and relocate or remodel 20 to 25 stores during fiscal 2024, all of which will feature our latest store designs. Additionally, during fiscal 2024 we plan to open or update approximately 100 La-Z-Boy Comfort Studio® locations as well as 40 branded space locations.

Independent dealers for our proprietary La-Z-Boy Furniture Galleries® store network were selected based on factors such as their management and financial qualifications and the potential for distribution in specific geographical areas. This proprietary distribution enables us to concentrate our marketing to a dedicated product line across the entire network benefitting La-Z-Boy, these dealers, and our consumers. It also allows dealers in this proprietary group to take advantage of best practices, with which other proprietary dealers have succeeded, and we facilitate forums for these dealers to share them. These La-Z-Boy Furniture Galleries® stores provide our consumers a full-service shopping experience with a large variety of products, knowledgeable sales associates, and design service consultants.

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

Historically, the size of our backlog at a given time varies and may not be indicative of our future sales and, therefore, we do not rely entirely on backlogs to predict future sales. Our wholesale backlog was $223.1 million as of April 29, 2023, compared with $697.2 million as of April 30, 2022. The decrease in fiscal 2023 was the result of delivering on the backlog built in prior periods, continued production and supply chain efficiencies, and a slow-down in demand relative to the peak experienced during the COVID-19 pandemic. As of the end of fiscal 2023, we believe that our backlog volume and lead times are returning to pre-pandemic levels and we anticipate that they will stabilize in fiscal 2024.

Competitive Conditions

We are the second largest manufacturer/distributor of residential (living and family room, bedroom, and dining room) furniture in the United States, as measured by annual sales volume.

The home furnishings industry competes primarily on the basis of product styling and quality, comfort, customer service (product availability and delivery), price, and location. We compete by emphasizing our brand and the comfort, quality, styling, customization, value of our products, and our available design services. In addition, we remain committed to innovation while striving to provide outstanding customer service, exceptional dealer support, and efficient on-time delivery. Maintaining, updating, and expanding our proprietary distribution system, including identifying desirable retail locations, is a key strategic initiative for us in striving to remain competitive. We compete in the mid to upper-mid price point, and a shift in consumer taste and trends to lower-priced products could negatively affect our competitive position. Additionally, our wholesale business faces increased market pressures from foreign manufacturers entering the United States market and increased direct purchases from foreign suppliers by large United States retailers.

The La-Z-Boy Furniture Galleries® stores operate in the retail furniture industry in the United States and Canada, and different stores have different competitors based on their geographic locations. In addition, alternative distribution channels have increasingly affected our retail markets. Direct-to-consumer brands bypass brick and mortar retailers entirely or in some cases have developed a product that can be shipped more easily than traditional upholstered furniture, thus increasing competition for our products. The increased ability of consumers to purchase furniture through various furniture manufacturers' and digital-only retailers' internet websites has also increased competition in the industry. Although digital retailers operate with lower overhead costs than a brick-and-mortar retailer, customer acquisition costs and advertising spend is typically much higher. Department stores and big box retailers with an online presence also offer products that compete with some of our product lines.

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

Human Capital

Employees

We employed approximately 10,500 full-time equivalent employees as of April 29, 2023, compared with approximately 12,800 employees at the end of fiscal 2022. The decrease in headcount was primarily due to the initiative to drive improved efficiencies through optimized staffing levels within our US, Mexico and Thailand plants. As of April 29, 2023, we employed approximately 8,200 employees in our Wholesale segment, 1,600 in our Retail segment, 480 in our Joybird business, with the remaining employees being corporate personnel. We employ the majority of our employees on a full-time basis.

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

Sustainable Culture. At La-Z-Boy, we support our employees so they can make courageous choices and help our business thrive. Our people practices are linked to our sustainability initiatives. The sustainable culture we are building is designed to empower employees to do what is right in the workplace and in our communities. From supporting our employees’ careers and providing a safe and ethical work environment to giving back to the communities where we live and work, people are always at the heart of our brand.

Compliance and Ethics

La-Z-Boy is dedicated to upholding the highest ethical standards and working with honesty and integrity in all aspects of our business operations. Our Code of Conduct provides a clear and thorough ethics standard for all employees, officers, and directors with respect to interactions with customers, vendors, and other staff. Employees also undergo annual training on ethics and the Code of Conduct. We also maintain an Ethics Hotline to make it easy for employees and suppliers to report any concerns. This line is available 24 hours a day and is operated by a third-party. Reports are taken by trained professionals and promptly forwarded to our Corporate Compliance team. Employees may also communicate any concerns through a dedicated online portal.

Diversity, Inclusion and Belonging

We believe in creating and fostering a workplace in which all our employees feel valued, included, and empowered to do their best work and contribute their ideas and perspectives. Our Company is committed to recruiting and retaining diverse talent so that our workforce better reflects the communities in which we operate our business globally. We recognize that our employees’ unique backgrounds, experiences and perspectives enable us to create the optimal work environment and deliver on our mission.

Aligning with our purpose and values, we intend to continue to be curious, courageous, and compassionate in our efforts to foster an environment that attracts the best talent, values diversity of life experiences and perspectives and encourages innovation to accelerate the transformational power of comfort.

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
•Expanding our support of employee resource groups ("ERGs"), which include groups focused on Multicultural, Pride, Working Parents & Caregivers and Women. Our ERG’s provide learning and mentorship experiences for our diverse employees, supporting our objective of creating diversity awareness across our organization, and helping our employees use their collective voices to positively impact our Company and the communities in which we operate our business and live;
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

Additionally, the National Safety Council (NSC) has recognized La-Z-Boy with multiple awards for safety performance and leadership throughout the Company’s history. This includes our recognition as a six-time recipient of the Corporate Culture of Safety Award and our recognition as a recipient of the Green Cross for Safety Excellence Award, which recognizes only one corporation each year for outstanding achievement in safety.

Training and Development

We encourage employee growth, curiosity, and courage. We provide our workforce, in all areas of our business, opportunities for both personal and career advancement, such as offering on-the-job trainings to help employees be more effective in both current and future roles. This includes training in the operations and retail environment to maintain high-quality standards as we make and sell our products. We strive to promote employees internally and to provide new managers with the skills necessary to succeed. Further, we have a leadership development program to train employees who are new to managing teams.

Community Giving

Throughout our 96-year history, giving back to our communities has been woven through La-Z-Boy’s culture following the example set by our founders. When it comes to giving, our vision is to improve the lives of others by developing exceptional programs based on partnerships where employees feel a sense of connection and pride in their communities and our mission is to enhance the quality of life in the communities in which we live and serve through leadership, financial contributions and volunteer efforts.

Our philanthropic initiatives include the La-Z-Boy Foundation, local community involvement, disaster relief and our signature charity, Ronald McDonald House Charities. La-Z-Boy is honored to be the official furniture provider for Ronald McDonald House Charities. Throughout fiscal 2023, La-Z-Boy has continued our support of providing furniture and financial contributions to non-profit organizations with special emphasis on arts/culture/humanities, community enrichment, education and health and human services.

Our employees further exemplify the spirit of giving through leadership and volunteer efforts in their own communities, and for numerous non-profit organizations, which include the United Way, Relay for Life, Habitat for Humanity and others. The Company participates in the "The La-Z-Boy Summer of Caring" during the summer and "The La-Z-Boy Season of Caring" during the winter, seasonal initiatives that encourage and support employee volunteerism. Since launching in 2018, our employees have accumulated over 35,000 hours of caring as part of these programs.

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

Macroeconomic, Market and Strategic Risk Factors

Declines in certain economic and market conditions that impact consumer confidence and consumer spending, or cause further disruption in our business, could negatively impact our sales, results of operations and liquidity.

The furniture industry and our business are particularly sensitive to cyclical variations in the general economy and to uncertainty regarding future economic conditions because our principal products are consumer goods that may be considered postponable discretionary purchases. Economic downturns and prolonged negative economic conditions have in the past affected, and could continue to affect general consumer spending, resulting in a decrease in the overall demand for such discretionary items, including home furnishings. Factors influencing consumer spending include, among others, general economic conditions, consumer disposable income, recession and fears of recession, United States government default or shutdown or the risk of such default or shutdown, inflation, unemployment, war and fears of war, availability of consumer credit, consumer debt levels, consumer confidence, conditions in the housing market, fuel prices, interest rates, sales tax rates, civil disturbances and terrorist activities, natural disasters, adverse weather, and health epidemics or pandemics.

During the COVID-19 pandemic, like many businesses, we experienced significant disruption in our supply chain resulting in unprecedented increases in material and freight costs, as well as significant unavailability or delay of parts or finished goods. While the pandemic-era disruptions have diminished, further significant supply chain shocks, more significant disruption of the furniture industry, disruption within our independent dealer network or third-party wholesalers, or other unusual developments could cause significant disruption to our business and negatively affect our results.

Also during the COVID-19 pandemic, we experienced an increase in demand, as more discretionary consumer spending was allocated to home furnishings. While we have seen a slow-down in demand relative to the COVID-19 era due to the negative impact of various cited factors and the return to more normal seasonality, we are unable to identify and predict to what extent such factors may further impact consumer spending on our products in the short and long term.

Loss of market share and other financial or operational difficulties due to competition would likely result in a decrease in our sales, earnings, and liquidity.

The residential furniture industry is highly competitive and fragmented. We currently compete with many other manufacturers and retailers, including online retailers. Some of these competitors offer widely advertised products or are large retail furniture dealers offering their own store-branded products. Competition in the residential furniture industry is based on quality, style of products, perceived value, price, promotional activities, service to the customer, and advertising. Changes in pricing and promotional activities of competitors may adversely affect our performance. In addition, due to the large number of competitors and their wide range of product offerings, we may not be able to differentiate our products (through styling, finish, and other construction techniques) from those of our competitors. The highly competitive nature of the industry means we are constantly subject to the risk of losing market share, which would likely decrease our future sales, earnings, and liquidity.

A majority of our sales are to distribution channels that rely on physical stores to merchandise and sell our products and a significant shift in consumer preference toward purchasing products online could have a material adverse effect on our sales and operating margin. Over the past several years, the furniture industry in general has experienced a shift to more online purchasing and during the COVID-19 pandemic, this shift accelerated as customer shopping patterns and behaviors changed. We are attempting to meet consumers where they prefer to shop by expanding our online capabilities and improving the user experience at www.la-z-boy.com to drive more traffic to both our online site and our physical stores. We also own Joybird, a leading e-commerce retailer and manufacturer of upholstered furniture. Joybird sells product almost exclusively online, where there is significant competition for customer attention among online and direct-to-consumer brands.

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

During fiscal 2023, we were subject, and in the future, we will likely continue to be subject, to attempts to breach the security of our networks and IT infrastructure through cyber-attack, malware, ransomware, computer viruses, phishing attempts, social engineering and other means of unauthorized access. To the best of our knowledge, attempts to breach our systems have not been successful to date. A breach of our systems, either internally, through potential vulnerabilities of our employees' home networks, or at our third-party technology service providers, could adversely affect our business operations and result in the loss or misappropriation of, and unauthorized access to, sensitive information. A breach that results in the unauthorized release of sensitive information could adversely affect our reputation resulting in a loss of our existing customers and potential future customers, lead to financial losses due to remedial actions or potential liability, possibly including punitive damages, or we could incur regulatory fines or penalties. An electronic security breach resulting in the unauthorized release of sensitive data from our information systems or those of our third-party service providers could also materially increase the costs we already incur to protect against these risks, including costs associated with insurance coverage and potential remediation measures. We continue to balance the additional risk with the cost to protect us against a breach and have taken steps to ensure that losses arising from a breach would be covered in part by insurance that we carry, although the costs, potential monetary damages, and operational consequences of responding to cyber incidents and implementing remediation measures may be in excess of our insurance coverage or be not covered by our insurance at all.

We have implemented a hybrid work approach for certain employees. Although we continue to implement strong physical and cybersecurity measures to ensure that our business operations remain functional and to ensure uninterrupted service to our customers, our systems and our operations remain vulnerable to cyberattacks and other disruptions due to the fact that a portion of our employees work remotely and we cannot be certain that our mitigation efforts will be effective.

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
Further, most of our polyurethane foam comes from two suppliers. These suppliers have several facilities across the United States, but adverse weather, natural disasters, or public health crises (such as pandemics or epidemics) could result in delays in shipments of polyurethane foam to our plants. Similarly, adverse weather, natural disasters, public health crises (such as pandemics or epidemics), labor disputes, possible acts of terrorism, port and canal blockages and congestion, and availability of shipping containers could result in delays in shipments or the absence of required raw materials from any of our suppliers.

A change in the financial condition of our domestic and foreign fabric suppliers could impede their ability to provide products to us in a timely manner. Upholstered furniture is fashion oriented, and if we are unable to acquire sufficient fabric variety, or to predict or respond to changes in fashion trends, we might lose sales and have to sell excess inventory at reduced prices. Doing so would have a negative effect on our sales and earnings.

Changes in the availability and cost of foreign sourcing and economic and political uncertainty in countries outside of the United States in which we operate or from which we purchase product, could adversely affect our business and results of operations.

We have operations in countries outside the United States, some of which are located in emerging markets. Long-term economic and political uncertainty in some of the countries in which we operate, such as the United Kingdom, Mexico, and Thailand, could result in the disruption of markets and negatively affect our business. Our casegoods business imports products manufactured by foreign sources, mainly in Vietnam, and our Wholesale segment purchases cut-and-sewn fabric and leather sets, electronic component parts, and some finished goods from Chinese and other foreign vendors. Our cut-and-sewn leather sets are primarily purchased from suppliers that operate in China and the majority of our fabric products are also purchased from suppliers that operate in China. One of these primary suppliers provides both cut-and-sewn leather sets and fabric products. As a result of factors outside of our control, at times our sourcing partners have not been able to, and in the future may not be able to, produce or deliver goods in a timely fashion or the quality of their product may lead us to reject it, causing disruptions in our domestic operations and delays in shipments to our customers.

Financial Risk Factors

Our current retail markets and other markets that we may enter in the future may not achieve the growth and profitability we anticipate. We could incur charges for the impairment of long-lived assets, goodwill, or other intangible assets if we fail to meet our earnings expectations for these markets.

From time to time we may acquire retail locations or other retail businesses, such as our acquisition of Joybird in fiscal 2019. We may also remodel and relocate existing stores, experiment with new store formats, and close underperforming stores. Our assets include goodwill and other intangible assets acquired in connection with these acquisitions. Profitability of acquired, remodeled, relocated, and new format stores will depend on lease rates (for stores we lease) and retail sales and profitability justifying the costs of acquisition, remodeling, and relocation. If we do not meet our sales or earnings expectations for these stores or businesses, we have in the past incurred and may in the future incur charges for the impairment of long-lived assets, the impairment of right-of-use lease assets, the impairment of goodwill, or the impairment of other intangible assets.
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

We regularly review and evaluate our liquidity and capital needs. We believe that our cash and cash equivalents, short-term investments, cash from operations, and amounts available under our credit facility will be sufficient to finance our operations and expected capital requirements for at least the next 12 months.

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

Due to the nature of our business and our payment terms, we may not be able to collect amounts owed to us by customers, which may adversely affect our sales, earnings, financial condition, and liquidity.

We grant payment terms to most wholesale customers ranging from 15 to 60 days. Some of our customers have experienced, and may in the future experience, cash flow and credit-related issues. If a major event with negative economic effects were to occur, and such effects have occurred in the past, we may not be able to collect amounts owed to us or such payment may only occur after significant delay. While we perform credit evaluations of our customers, those evaluations may not prevent uncollectible trade accounts receivable. Credit evaluations involve significant management diligence and judgment, especially in the current environment. Should more customers than we anticipate experience liquidity issues, if payment is not received on a timely basis, or if a customer declares bankruptcy or closes stores, we may have difficulty collecting amounts owed to us by these customers, which could adversely affect our sales, earnings, financial condition and liquidity.

Legal and Regulatory Risk Factors

Our business and our reputation could be adversely affected by the failure to comply with evolving regulations relating to our obligation to protect sensitive employee, customer, consumer, vendor or Company data.

We receive, process, store, use and share data, some of which contains personal information. There are numerous federal, state, local and foreign laws and regulations regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. These laws and regulations are regularly changing, subject to uncertain and differing interpretations and may be inconsistent among countries or conflict with other rules. For example, the European General Data Protection Regulation (“GDPR”) applies to us and creates a range of requirements and compliance obligations regarding the treatment of personal data, including the public disclosure of significant data breaches, and imposes significant penalties for non-compliance. The California Consumer Privacy Act (“CCPA”), among other things, imposes additional requirements with respect to disclosure and deletion of personal information of California residents. The CCPA provides civil penalties for violations, as well as a private right of action for data breaches. The GDPR, the CCPA, the California Privacy Rights Act, and other privacy and data protection laws may increase our costs of compliance and risks of non-compliance, which could result in substantial penalties, negative publicity and harm to our brand. It is possible that these laws may be interpreted or applied in a manner that is adverse to us, unforeseen, or otherwise inconsistent with our practices or that we may not adequately adapt our internal policies and/or procedures to evolving regulations, any of which could result in litigation, regulatory investigations and potential legal liability, require us to change our practices in a manner adverse to our business or limit access to our products and services in certain countries. As a result, our reputation and brand, which are critical to our business operations, may be harmed, we could incur substantial costs, including costs related to litigation, or we could lose both customers and revenue.

Changes in the domestic or international regulatory environment or trade policies could adversely affect our business and results of operations.

We are subject to numerous laws and regulations, including those relating to labor and employment, customs, sanctions, truth-in-advertising, consumer protection, e-commerce, privacy, health and safety, real estate, environmental and zoning and occupancy, intellectual property and other laws and regulations that regulate retailers, manufacturers or otherwise govern our business. Changes in laws and regulations in the United States or internationally may require us to modify our current business practices or otherwise increase our costs of compliance, which could adversely affect our results of operations.

Because we manufacture components and finished goods in Mexico, purchase components and finished goods manufactured in foreign countries, including China and Vietnam, participate in consolidated joint ventures in Thailand, and operate a wholesale and retail business in Canada, we are subject to risks relating to changes in the domestic or international regulatory environment or trade policies, including new or increased duties, tariffs, retaliatory tariffs, trade limitations and termination or renegotiation of bilateral and multilateral trade agreements impacting our business. The United States has enacted certain tariffs on many items sourced from China, including certain furniture, accessories, furniture parts, and raw materials which are imported into the United States and that we use in our domestic operations. We may not be able to fully or substantially mitigate the impact of these tariffs, pass price increases on to our customers, or secure adequate alternative sources of products or materials. The tariffs, along with any additional tariffs or retaliatory trade restrictions implemented by other countries, could negatively impact customer sales, including potential delays in product received from our vendors, our cost of goods sold and results of operations. Conversely, if certain tariffs are eliminated or reduced, we may face additional competition from foreign manufacturers entering the United States market and from domestic retailers who rely on imported goods, putting pressure on our prices and margins, which could adversely affect our results of operations. Finally, our business in the United Kingdom has been, and could further be, affected by the United Kingdom's exit from the European Union, and our sales and margins there and in other foreign countries could be adversely affected by the imposition in foreign countries of import bans, quotas, and increases in tariffs.

Changes in regulation of our international operations, including anti-corruption laws and regulations, could adversely affect our business and results of operations.

Our operations outside of the United States and sale of product in various countries subject us to U.S. and foreign laws and regulations, including but not limited to the UK Bribery Act 2010, the U.S. Foreign Corrupt Practices Act, the U.S. Export Administration Act, and other anti-bribery and anti-corruption statutes. These laws and regulations include prohibitions on improper payments to government officials, restrictions on where we can do business, what products we can supply to certain countries, and what information we can provide to certain governments. Violations of these laws, which are complex, frequently changing, and are often subject to varying interpretation and enforcement, may result in civil or criminal penalties or sanctions that could have a significant adverse effect on our business and results of operations. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies and procedures or otherwise comply with these laws and regulations.

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

Although we maintain liability insurance in amounts that we believe are reasonable, in most cases, we are responsible for large, self-insured retentions and defense costs. We cannot provide assurance that we will be able to maintain such insurance on acceptable terms, if at all in the future, or that product liability or other claims will not exceed the amount of insurance coverage, or that all such matters would be covered by our insurance. As a result, product liability and other claims could have a material adverse effect on our business, results of operations and financial condition.

General Risk Factors

Our operations are subject to risks of unsettled political conditions, natural or man-made disasters, adverse weather, climate change, acts of war, terrorism, organized crime, pandemics and other public health concerns, any one of which could adversely affect our business and results of operations.

Our operations are subject to risks of unsettled political conditions, natural or man-made disasters, adverse weather, climate change, acts of war, terrorism, organized crime, pandemics and other public health concerns. If any of these events cause disruptions or damage in our manufacturing plants, distribution facilities, company-owned La-Z-Boy Furniture Galleries® stores or corporate headquarters, or the facilities of our vendors, that could make servicing our customers more difficult or result in the potential loss of sales and customers. In addition, we may incur costs in repairing any damage beyond our applicable insurance coverage.

The COVID-19 pandemic negatively impacted the world economy, significantly impacted global supply chains, and increased volatility within financial markets, all of which negatively affected the home furnishings manufacturing and retail industry and our business. The impact of any resurgence of COVID-19 or any other pandemic on our operational and financial performance will depend on future developments, including the availability and adoption of effective vaccines, governmental orders and mitigation measures, recovery of the business environment, global supply chain conditions, economic conditions, inflationary pressures, consumer confidence, and consumer demand for our products.

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

We may not be able to recruit and retain key employees and skilled workers in a competitive labor market or we could experience continued increases in labor costs, which could adversely affect our business and results of operations.

If we cannot successfully recruit and retain key employees and skilled workers or we experience the unexpected loss of those employees, our operations may be negatively impacted. A shortage of qualified personnel along with continued labor cost inflation may require us to further enhance our compensation in order to compete effectively in the hiring and retention of qualified employees.

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

Our strategy, goals and disclosures related to Environmental, Social, and Governance ("ESG") matters expose us to numerous risks, including risks to our reputation and stock price.

There has been increased focus from our stakeholders, including consumers, employees, and investors, on our ESG practices. We plan to establish and announce goals and other objectives related to ESG matters. These goal statements will reflect our current plans and are not guarantees that we will be able to achieve them. Our efforts to accomplish and accurately report on these goals and objectives present numerous operational, reputational, financial, legal, and other risks, any of which could have a material negative impact, including on our reputation, stock price, and results of operation. We could also incur additional costs and require additional resources to implement various ESG practices to make progress against our public goals and to monitor and track our performance with respect to such goals.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTIES.

Properties owned or leased at April 29, 2023 by segment:

(Amounts in millions)	Square Feet
Wholesale	8.9
Retail	3.6
Corporate & Other	0.4
Active manufacturing, warehousing and distribution centers, office, showroom and retail facilities	12.9
Idle facilities	0.6
Total property	13.5

Our active facilities and retail locations are located across the United States and in Mexico, Thailand, Canada, China, Hong Kong, and the United Kingdom. We own our world headquarters building in Monroe, Michigan and all of our domestic manufacturing plants with the exception of our Newton, Mississippi facility, which is leased. A joint venture in which we participate owns our Thailand plant. We lease the majority of our retail stores and showrooms, warehouses and distribution centers, certain office space and our manufacturing facilities in Mexico and the United Kingdom. For information on operating lease terms for our properties, refer to Note 6, Leases, to our consolidated financial statements, which is included in Item 8, Financial Statements and Supplementary Data, of this report.

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

Melinda D. Whittington, age 56
•President and Chief Executive Officer since April 2021
•Senior Vice President and Chief Financial Officer from June 2018 to April 2021

Robert G. Lucian, age 60
•Senior Vice President and Chief Financial Officer since April 2021
•Vice President, Finance from January 2019 to April 2021
•Chief Financial Officer – North America Professional Beauty of Coty Inc., a global beauty company, from October 2016 to June 2018

Robert Sundy, age 47
•President, La-Z-Boy Brand and Chief Commercial Officer since April 2023
•Senior Vice President and Chief Commercial Officer from January 2021 to April 2023
•Head of Brand Marketing, Licensing and Creative Studios – North American Region of Whirlpool Corporation, a manufacturer and marketer of home appliances, from April 2016 to January 2021

Rebecca M. Reeder, age 54
•President, Retail La-Z-Boy Furniture Galleries since April 2023
•Senior Vice President, Retail of Chico's FAS, a women's clothing and accessories retailer, from April 2018 to April 2023

Terrence J. (TJ) Linz, age 41
•President, Portfolio Brands since April 2023
•President, La-Z-Boy Retail Division from April 2019 to April 2023
•Director of Retail Operations and Strategy from August 2017 to April 2019

Carol Y. Lee, age 51
•Vice President and Chief Information Officer since June 2022
•VP/CIO, Information Technology of Consolidated Hospitality Supplies, LLC, an operating supplies and equipment provider for hospitality distribution, from August 2021 to June 2022
•Senior Director, Global Digital Technology Solutions of American Hotel Register Company, a supplier brand of hospitality products and services, from July 2019 to August 2021
•Director of Application Development of American Hotel Register Company, a supplier brand of hospitality products and services, from April 2016 to July 2019

Michael A. Leggett, age 50
•Senior Vice President and Chief Supply Chain Officer since May 2022
•Vice President and Chief Supply Chain Officer from December 2021 to April 2022
•Vice President Global Supply Chain Operations of Dentsply Sirona Inc., a dental products and technologies manufacturer, from February 2019 to December 2021
•Vice President Global Supply Chain and Sourcing of Masonite International Corporation, an interior and exterior doors manufacturer and distributor, from April 2017 to February 2019

Raphael Z. Richmond, age 53
•Vice President, General Counsel and Chief Compliance Officer since April 2021
•Senior Director of Corporate Compliance and Employment Law from April 2019 to April 2021
•Global Director of Compliance of Ford Motor Company, an automotive manufacturer, from May 2013 to January 2019

Katherine E. Vanderjagt, age 41
•Vice President and Chief Human Resources Officer since December 2018
•Director Corporate Human Resources and Talent from July 2017 to November 2018

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
Shareholders
Our common stock trades on the New York Stock Exchange under the trading symbol "LZB". We had approximately 1,633 registered holders of record of La-Z-Boy's common stock as of June 13, 2023. A substantially greater number of holders of La-Z-Boy common stock are "street name" or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
Performance Graph
The graph below shows the cumulative total return for our last five fiscal years that would have been realized (assuming reinvestment of dividends) by an investor who invested $100 on April 28, 2018, in our shares of common stock, in the S&P 500 Composite Index, and in the Dow Jones U.S. Furnishings Index.

Company/Index/Market	4/28/2018	4/27/2019	4/25/2020	4/24/2021	4/30/2022	4/29/2023
La-Z-Boy Incorporated	$100.00	$112.57	$74.40	$154.07	$95.43	$107.09
S&P 500 Composite Index	$100.00	$112.33	$110.58	$165.68	$166.10	$170.53
Dow Jones U.S. Furnishings Index	$100.00	$83.98	$55.24	$138.39	$96.51	$95.43
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our board of directors has authorized the repurchase of Company stock. During fiscal 2023, we spent $5.0 million to purchase 0.2 million shares and there were no share repurchases under the authorized plan during the fourth quarter of fiscal 2023. As of April 29, 2023, 7.3 million shares remained available for repurchase pursuant to the board authorization. With the operating cash flows we anticipate generating in fiscal 2024, we expect to continue repurchasing Company stock.

The following table summarizes our repurchases of Company stock during the quarter ended April 29, 2023 and includes shares purchased from employees to satisfy their withholding tax obligations upon vesting of restricted shares:

(Amounts in thousands, except per share data)	Total number of shares repurchased (1)	Average price paid per share	Total number of shares repurchased as part of publicly announced plan (2)	Maximum number of shares that may yet be repurchased under the plan
Fiscal February (January 29 - March 4, 2023)	—	$—	—	7,262
Fiscal March (March 5 - April 1, 2023)	—	$—	—	7,262
Fiscal April (April 2 - April 29, 2023)	1	$—	—	7,262
Fiscal Fourth Quarter of 2023	1		—	7,262
(1)There were no shares repurchased during the quarter as part of our publicly announced, board-authorized plan described above. During the quarter ended April 29, 2023, 1,192 shares were repurchased from employees to satisfy their withholding tax obligations upon vesting of restricted shares with an average share price of $27.81.
(2)On October 28, 1987, our board of directors announced the authorization of the plan to repurchase Company stock. The plan originally authorized 1.0 million shares, and since October 1987, 33.5 million shares have been added to the plan for repurchase. The authorization has no expiration date.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during fiscal year 2023.

ITEM 6.    RESERVED.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We have prepared this Management's Discussion and Analysis as an aid to understanding our financial results. It should be read in conjunction with the accompanying Consolidated Financial Statements and related Notes to Consolidated Financial Statements. It also includes management’s analysis of past financial results and certain potential factors that may affect future results, potential future risks and approaches that may be used to manage those risks. Refer to "Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report for a discussion of factors that may cause results to differ materially. Note that our 2023 and 2021 fiscal years included 52 weeks, whereas fiscal year 2022 included 53 weeks.

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

As of April 29, 2023, our supply chain operations included the following:

•Five major manufacturing locations and 12 distribution centers in the United States and four facilities in Mexico to support our speed-to-market and customization strategy
•A logistics company that distributes a portion of our products in the United States
•A wholesale sales office that is responsible for distribution of our product in the United Kingdom and Ireland
•An upholstery manufacturing business in the United Kingdom
•A global trading company in Hong Kong which helps us manage our Asian supply chain by establishing and maintaining relationships with our Asian suppliers, as well as identifying efficiencies and savings opportunities

During the third quarter of fiscal 2023, we made the decision to close our manufacturing facility in Torreón, Mexico as part of our initiative to drive improved efficiencies through optimized staffing levels within our plants. Torreón was the last facility to begin operating as part of our broader Mexico manufacturing expansion in fiscal 2021 and 2022 to meet pandemic-related upholstery demand and accounted for approximately 3% of our La-Z-Boy branded production. As a result of this action, charges were recorded within the Wholesale segment in the third and fourth quarters of fiscal 2023 totaling $9.2 million in selling, general, and administrative expense for the impairment of various assets, primarily long-lived assets, and $1.6 million in cost of sales, primarily related to severance.

We also participate in two consolidated joint ventures in Thailand that support our international businesses: one that operates a manufacturing facility and another that operates a wholesale sales office. Additionally, we have contracts with several suppliers in Asia to produce products that support our pure import model for casegoods.

We sell our products through multiple channels: to furniture retailers or distributors in the United States, Canada, and approximately 50 other countries, including the United Kingdom, China, Australia, South Korea and New Zealand; directly to consumers through retail stores that we own and operate; and through our websites, www.la-z-boy.com and www.joybird.com.

•The centerpiece of our retail distribution strategy is our network of 349 La-Z-Boy Furniture Galleries® stores and 522 La-Z-Boy Comfort Studio® locations, each dedicated to marketing our La-Z-Boy branded products. We consider this dedicated space to be "proprietary."

◦La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort, and quality of La-Z-Boy furniture with our available design services. We own 171 of the La-Z-Boy Furniture Galleries® stores, while the remainder are independently owned and operated.
◦La-Z-Boy Comfort Studio® locations are defined spaces within larger independent retailers that are dedicated to displaying and selling La-Z-Boy branded products. All 522 La-Z-Boy Comfort Studio® locations are independently owned and operated.
◦In total, we have approximately 7.6 million square feet of proprietary floor space dedicated to selling La-Z-Boy branded products in North America.
◦We also have approximately 2.6 million square feet of floor space outside of the United States and Canada dedicated to selling La-Z-Boy branded products.

•Our other brands, England, American Drew, Hammary, and Kincaid enjoy distribution through many of the same outlets, with slightly over half of Hammary’s sales originating through the La-Z-Boy Furniture Galleries® store network.
◦Kincaid and England have their own dedicated proprietary in-store programs with 614 outlets and approximately 1.9 million square feet of proprietary floor space.
◦In total, our proprietary floor space includes approximately 12.1 million square feet worldwide.
•Joybird sells product primarily online and has a limited amount of proprietary retail showroom floor space including ten small-format stores in key urban markets.

Our goal is to deliver value to our shareholders over the long term by executing our Century Vision strategic plan, in which we aim to grow sales and market share and strengthen our operating margins. The foundation of our strategic plan is to drive disproportionate growth of our two consumer brands, La-Z-Boy and Joybird, by delivering the transformational power of comfort with a consumer-first approach. We plan to drive growth in the following ways:

Expanding the La-Z-Boy brand reach

•Leveraging our connection to comfort and reinvigorating our brand with a consumer focus and expanded omni-channel presence. Our strategic initiatives to leverage and reinvigorate our iconic La-Z-Boy brand center on a renewed focus on leveraging the compelling La-Z-Boy comfort message, accelerating our omni-channel offering, and identifying additional consumer-base growth opportunities. We are launching a new marketing platform in fiscal 2024, with compelling messaging to increase recognition and consideration of the brand. We expect this new messaging will enhance the appeal of our brand with a broader consumer base. Further, our goal is to connect with consumers along their purchase journey through multiple means, whether online or in person. We are driving change throughout our digital platforms to improve the user experience, with a specific focus on the ease with which customers browse through our broad product assortment, customize products to their liking, find stores to make a purchase, or purchase at www.la-z-boy.com.

•Expanding the reach of our wholesale distribution channels. Consumers experience the La-Z-Boy brand in many channels including the La-Z-Boy Furniture Galleries® store network and the La-Z-Boy Comfort Studio® locations, our store-within-a-store format. While consumers increasingly interact with the brand digitally, our consumers also demonstrate an affinity for visiting our stores to shop, allowing us to frequently deliver the flagship La-Z-Boy

Furniture Galleries® store, or La-Z-Boy Comfort Studio®, experience and provide design services. In addition to our branded distribution channels, approximately 2,200 other dealers sell La-Z-Boy products, providing us the benefit of multi-channel distribution. These outlets include some of the best-known names in the industry, including Slumberland, Nebraska Furniture Mart, Mathis Brothers and Raymour & Flanagan. We believe there is significant growth potential for our consumer brands through these retail channels.

•Growing our La-Z-Boy Furniture Galleries® store network. We expect our strategic initiatives in this area to generate growth in our Retail segment through an increased company-owned store count and in our Wholesale segment as our proprietary distribution network expands. We are not only focused on growing the number of locations, but also on upgrading existing store locations to our new concept designs. We are prioritizing growth of our company-owned Retail business by opportunistically acquiring existing La-Z-Boy Furniture Galleries® stores and opening new La-Z-Boy Furniture Galleries® stores, primarily in markets that can be serviced through our distribution centers, where we see opportunity for growth, or where we believe we have opportunities for further market penetration. Additionally, we are testing potential store formats to expand our reach to value-seeking consumers and during fiscal 2023, we opened two Outlet by La-Z-Boy stores.

Profitably growing the Joybird brand

•Profitably growing the Joybird brand with a digital-first consumer experience. During fiscal 2019, we purchased Joybird, a leading e-commerce retailer and manufacturer of upholstered furniture with a direct-to-consumer model. We believe that Joybird is a brand with significant potential and our strategic initiatives in this area focus on fueling profitable growth through an increase in digital marketing spend to drive awareness and customer acquisition, ongoing investments in technology, an expansion of product assortment, and providing additional small-format stores in key urban markets to enhance our consumers' omni-channel experience.

Enhancing our enterprise capabilities

•Enhancing our enterprise capabilities to support the growth of our consumer brands and enable potential acquisitions for growth. Key to successful growth is ensuring we have the capabilities to support that growth, including an agile supply chain, modern technology for consumers and employees, and by delivering a human-centered employee experience. Through our Century Vision plan, we have several initiatives focused on enhancing these capabilities with a consumer-first focus.
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

•Retail Segment. Our Retail segment consists of one operating segment comprised of our 171 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment sells primarily upholstered furniture, in addition to some casegoods and other accessories, to end consumers through these stores.

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

Results of Operations

The following discussion provides an analysis of our results of operations and reasons for material changes therein for fiscal year 2023 as compared with fiscal year 2022. Refer to "Results of Operations" in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2022 Annual Report on Form 10-K, filed with the SEC on June 21, 2022, for an analysis of the fiscal year 2022 results as compared to fiscal year 2021.

Impact of COVID-19

Beginning in the fourth quarter of fiscal 2020, we experienced significant changes in our business resulting from the COVID-19 pandemic. After temporarily closing due to state and local restrictions, when our retail and manufacturing locations reopened early in fiscal 2021, we experienced a significant surge in demand as consumers allocated more discretionary spending to home furnishings. During this time, we took several actions to increase our manufacturing capacity but due to the strong pace of incoming written orders outpacing production, combined with pricing and surcharge actions taken in response to inflationary cost pressures resulting from global supply chain challenges, our backlog increased to record levels. While sales demand trends remain strong compared to pre-pandemic levels, they have slowed relative to those experienced during the peak of the pandemic as consumer spending patterns shift and during fiscal 2023 we have worked through the majority of our backlog built in prior periods.

Fiscal Year 2023 and Fiscal Year 2022

La-Z-Boy Incorporated

	(52 weeks)	(53 weeks)	(FY23 vs FY22)
(Amounts in thousands, except percentages)	4/29/2023	4/30/2022	% Change
Sales	$2,349,433	$2,356,811	(0.3)%
Operating income	211,439	206,756	2.3%
Operating margin	9.0%	8.8%

Sales

Consolidated sales in fiscal 2023 decreased $7.4 million, or 0.3%, compared with the prior year. We estimate the additional week in fiscal 2022 resulted in $48.9 million of additional sales in fiscal 2022 based on the average weekly sales for the fourth quarter of fiscal 2022. Absent the additional week, sales in fiscal 2023 increased 2% compared with the prior year, reflecting the realization of pricing surcharge actions taken to counteract rising raw material and freight costs from prior periods, along with a favorable impact from product and channel mix as sales in our Retail business grew. These benefits were essentially offset by a decline in delivered unit volume relative to the prior year in which we had built up a significant backlog as a result of the heightened demand driven by the impact of COVID-19.

Operating Margin

Operating margin, which is calculated as operating income as a percentage of sales, increased 20 basis points in fiscal 2023 compared with the prior year.

•Gross margin increased 400 basis points during fiscal 2023 compared with fiscal 2022.

◦Changes in our consolidated mix improved gross margin by 250 basis points in fiscal 2023 driven by the growth of our Retail segment, which has a higher gross margin than our Wholesale segment.
◦Pricing and surcharge actions taken in prior years to counteract inflationary cost pressures were fully realized in fiscal 2023 contributing to gross margin expansion.
◦Raw materials and freight costs decreased sequentially throughout fiscal 2023 but negatively impacted gross margin in fiscal 2023, compared with the prior year, due to global supply chain challenges experienced predominately in the first half of fiscal 2023.

•Selling, general, and administrative ("SG&A") expense as a percentage of sales increased 380 basis points during fiscal 2023 compared with fiscal 2022.

◦Changes in our consolidated mix increased SG&A expense as a percentage of sales by 160 basis points in fiscal 2023 driven by growth of our Retail segment, which has a higher SG&A expense as a percentage of sales than our Wholesale segment.
◦During fiscal 2022, we recognized a $10.7 million gain on sale-leaseback transactions for the buildings and related fixed assets of three retail stores, the absence of which resulted in a 50 basis point increase in SG&A as a percentage of sales during fiscal 2023.
◦Charges related to the closure of our Torreón, Mexico manufacturing facility in fiscal 2023 resulted in a 40 basis point increase in SG&A as a percentage of sales.
◦The remaining increase in SG&A as a percentage of sales in fiscal 2023 was primarily due to increased investments in marketing, to pre-pandemic levels as a percentage of sales, to drive written sales.

We explain these items further when we discuss each segment's results later in this Management's Discussion and Analysis.

Retail Segment

	(52 weeks)	(53 weeks)	(FY23 vs FY22)
(Amounts in thousands, except percentages)	4/29/2023	4/30/2022	% Change
Sales	$982,043	$804,394	22.1%
Operating income	161,571	109,546	47.5%
Operating margin	16.5%	13.6%

Sales

The Retail segment's sales increased $177.6 million, or 22%, in fiscal 2023 compared with fiscal 2022. We estimate the additional week in fiscal 2022 resulted in $16.6 million of additional sales in fiscal 2022 based on the average weekly sales for the fourth quarter of fiscal 2022. Absent the additional week, sales in fiscal 2023 increased 25% compared with the prior year.
The increase in the Retail segment's sales was led by a 17% increase in delivered same-stores sales, along with a $56.6 million increase in sales related to our fiscal 2023 retail store acquisitions and the full-year impact of our fiscal 2022 retail store acquisitions (refer to Note 2, Acquisitions for further information).

Written same-store sales decreased 6% in fiscal 2023 compared with fiscal 2022 reflecting softer demand across the industry driven by economic uncertainty and weaker consumer sentiment relative to the prior period which saw significant increases in consumer furniture demand. Despite these challenging industry trends, strong in-store execution led to positive written same-store sales in the back half of fiscal 2023 compared with the same period last year.

Same-store sales include the sales of all currently active stores which have been open and company-owned for each comparable period.

Operating Margin

The Retail segment's operating margin increased 290 basis points in fiscal 2023 compared with the prior year.

•Gross margin increased 80 basis points during fiscal 2023 compared with fiscal 2022, primarily due to pricing actions taken by the Retail business to offset increases in product costs.

•SG&A expense as a percentage of sales decreased 210 basis points during fiscal 2023 compared with fiscal 2022.

◦Higher delivered sales relative to selling expenses and fixed costs, mainly occupancy expenses, was the primary driver of lower SG&A expense as a percentage of sales in fiscal 2023 compared with the prior year.
◦Partially offsetting this benefit, during the fourth quarter of fiscal 2022 we recognized a $10.7 million gain on sale-leaseback transactions for the buildings and related fixed assets of three retail stores. The absence of this gain in fiscal 2023 resulted in a 130 basis point comparative increase in SG&A expense as a percentage of sales compared with fiscal 2022.

Wholesale Segment

	(52 weeks)	(53 weeks)	(FY23 vs FY22)
(Amounts in thousands, except percentages)	4/29/2023	4/30/2022	% Change
Sales	$1,215,429	$1,371,602
Intersegment sales	474,819	397,236
Total sales	1,690,248	1,768,838	(4.4)%
Operating income	115,215	134,013	(14.0)%
Operating margin	6.8%	7.6%

Sales

The Wholesale segment's sales decreased 4%, or $78.6 million, in fiscal 2023 compared with fiscal 2022. We estimate the additional week in fiscal 2022 resulted in $36.6 million of additional sales in fiscal 2022 based on the average weekly sales for the fourth quarter of fiscal 2022. Absent the additional week, sales in fiscal 2023 decreased 2% compared with the prior year. During fiscal 2023, sales benefited from the realization of pricing and surcharge actions taken in response to rising manufacturing costs from prior periods combined with favorable channel and product mix reflecting the shift to our La-Z-Boy Furniture Galleries network, as intercompany sales from our Wholesale segment to our Retail segment increased 20%. These benefits, however, only partially offset lower delivered volume in fiscal 2023 relative to fiscal 2022, due in part to the significant backlog built in prior periods to meet heightened demand.

Operating Margin

The Wholesale segment's operating margin decreased 80 basis points in fiscal 2023 compared with fiscal 2022.

•Gross margin increased 270 basis points during fiscal 2023 compared with fiscal 2022.

◦Gross margin increased 430 basis points in fiscal 2023 from the combination of pricing and surcharge actions taken in prior periods along with favorable channel and product mix
◦While raw materials and freight costs have decreased sequentially throughout fiscal 2023, gross margin in fiscal 2023 decreased 160 basis points compared with fiscal 2022 due to higher raw materials and freight costs resulting from global supply challenges, predominately experienced in the first half of fiscal 2023.

•SG&A expense as a percentage of sales increased 350 basis points during fiscal 2023 compared with fiscal 2022.

◦Reduced fixed cost leverage and an increase in marketing expense to pre-pandemic levels, as a percentage of sales, contributed to higher SG&A expense as a percentage of sales in fiscal 2023 compared with fiscal 2022.
◦Additionally, charges related to the closure of our Torreón, Mexico manufacturing facility in the third quarter of fiscal 2023 resulted in a 50 basis point increase in SG&A expense as a percentage of sales.

Corporate and Other

	(52 weeks)	(53 weeks)	(FY23 vs FY22)
(Amounts in thousands, except percentages)	4/29/2023	4/30/2022	% Change
Sales	$166,190	$195,959	(15.2)%
Intercompany eliminations	(489,048)	(412,380)	18.6%
Operating loss	(65,347)	(36,803)	77.6%

Sales

Corporate and Other sales decreased $29.8 million in fiscal 2023 compared with fiscal 2022, primarily due to a $30.0 million, or 17% decrease from Joybird, which contributed $146.4 million in sales in fiscal 2023. We estimate the additional week in fiscal 2022 resulted in $3.8 million of additional sales in fiscal 2022 based on the average weekly sales in the fourth quarter of fiscal 2022. Joybird's overall delivered volume declined in fiscal 2023 due to slowing online traffic and demand challenges consistent with those recently experienced across the e-commerce home furnishings industry. Written sales for Joybird were down 16% in fiscal 2023 compared with fiscal 2022, reflecting the industry-wide demand challenges noted above.

Intercompany eliminations increased in fiscal 2023 compared with fiscal 2022 due to higher sales from our Wholesale segment to our Retail segment, driven by increased sales in the Retail segment.

Operating Loss

Our Corporate and Other operating loss was $28.5 million higher in fiscal 2023 compared with fiscal 2022.

•Higher operating loss was primarily due to Joybird's operating loss resulting from lower sales volume, higher input costs (mainly freight), reduced fixed cost leverage, and increased investments in marketing, as a percentage of sales, to drive customer acquisition and awareness.

•Additionally, we recognized pre-tax gains of $0.8 million and $3.3 million in fiscal 2023 and fiscal 2022, respectively, to reduce the fair value of the Joybird contingent consideration liability based on our most recent projections at the time for the fiscal 2023 performance period. These actions resulted in a comparative $2.5 million increase in operating loss in fiscal 2023.

Non-Operating Income (Expense)

Interest Expense and Interest Income

Interest expense was $0.4 million lower and interest income was $5.3 million higher in fiscal 2023 compared with fiscal 2022. The increase in interest income was primarily driven by higher interest rates.

Other Income (Expense), Net

Other income (expense), net was $11.8 million of expense in fiscal 2023 compared with $1.7 million of expense in fiscal 2022. The expense in fiscal 2023 was primarily due to a $10.3 million impairment of our investments in a privately held start-up company combined with exchange rate losses. The expense in fiscal 2022 was primarily due to unrealized losses on investments.

Income Taxes

Our effective income tax rate was 26.2% for fiscal 2023 and 25.9% for fiscal 2022. Refer to Note 18, Income Taxes, for additional information.

Liquidity and Capital Resources

Our sources of liquidity include cash and cash equivalents, short-term and long-term investments, cash from operations, and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, and fulfill other cash requirements for day-to-day operations and capital expenditures, including fiscal 2024 contractual obligations.

We had cash, cash equivalents and restricted cash of $346.7 million at April 29, 2023, compared with $248.9 million at April 30, 2022. Included in our cash, cash equivalents and restricted cash at April 29, 2023, is $63.1 million held by foreign subsidiaries, the majority of which we have determined to be permanently reinvested. In addition, we had investments to enhance our returns on cash of $11.6 million at April 29, 2023, compared with $27.2 million at April 30, 2022.

The following table illustrates the main components of our cash flows:

	Fiscal Year Ended
	(52 weeks)	(53 weeks)
(Amounts in thousands)	4/29/2023	4/30/2022
Cash Flows Provided By (Used For)
Net cash provided by operating activities	$205,167	$79,004
Net cash used for investing activities	(70,120)	(78,371)
Net cash used for financing activities	(37,139)	(144,561)
Exchange rate changes	(86)	(1,919)
Change in cash, cash equivalents and restricted cash	$97,822	$(145,847)

Operating Activities

During fiscal 2023, net cash provided by operating activities was $205.2 million, an increase of $126.2 million compared with the prior year mainly due to favorable changes in working capital. Our cash provided by operating activities in fiscal 2023 was primarily attributable to net income, adjusted for non-cash items, a $53.7 million decrease in receivables and a $32.3 million decrease in inventory as we work down our backlog to pre-pandemic levels and align production with incoming order trends. This was partially offset by a $84.7 million decrease in customer deposits, reflecting the reduced backlog.

Investing Activities

During fiscal 2023, net cash used for investing activities was $70.1 million, a decrease of $8.3 million compared with the prior year due to lower capital expenditures and acquisition payments and higher proceeds from investment sales, net of purchases, partially offset by less proceeds received from the sale of assets. Cash used for investing activities in fiscal 2023 included the following:

•Cash used for capital expenditures in the period was $68.8 million, which is primarily related to La-Z-Boy Furniture Galleries® (new stores and remodels) and Joybird store projects and upgrades at our manufacturing and distribution facilities. We expect capital expenditures to be in the range of $55 to $60 million for fiscal 2024, primarily related to improvements and expansion of our Retail and Joybird stores, replacement of machinery and equipment for various manufacturing and distribution facilities, and technology upgrades. We have no material contractual commitments outstanding for future capital expenditures.
•Cash used for acquisitions was $16.8 million, related to the acquisition of the Baton Rouge, Louisiana, Barboursville, West Virginia, Spokane, Washington and Denver, Colorado retail businesses. Refer to Note 2, Acquisitions, for additional information.
•Proceeds from the sale of investments, net of investment purchases was $15.4 million.

Financing Activities

On October 15, 2021, we entered into a new five-year $200 million unsecured revolving credit facility (the “Credit Facility”). Borrowings under the Credit Facility may be used by the Company for general corporate purposes. We may increase the size of the facility, either in the form of additional revolving commitments or new term loans, subject to the discretion of each lender to participate in such increase, up to an additional amount of $100 million. The Credit Facility will mature on October 15, 2026 and provides us the ability to extend the maturity date for two additional one-year periods, subject to the satisfaction of customary conditions. As of April 29, 2023, we have no borrowings outstanding under the Credit Facility.

The Credit Facility contains certain restrictive loan covenants, including, among others, financial covenants requiring a maximum consolidated net lease adjusted leverage ratio and a minimum consolidated fixed charge coverage ratio, as well as customary covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of certain assets. As of April 29, 2023, we were in compliance with our financial covenants under the Credit Facility. We believe our cash and cash equivalents, short-term investments, and cash from operations, in addition to our available Credit Facility, will provide adequate liquidity for our business operations over the next 12 months.

During fiscal 2023, net cash used for financing activities was $37.1 million, a decrease of $107.4 million compared with prior year, primarily due to fewer share repurchases and holdback payments on prior-period acquisitions. Cash used for financing activities in fiscal 2023 included the following:

•Our board of directors has authorized the repurchase of Company stock and we spent $5.0 million during fiscal 2023 to repurchase 0.2 million shares. As of April 29, 2023, 7.3 million shares remained available for repurchase pursuant to this authorization. With the operating cash flows we anticipate generating in fiscal 2024, we expect to continue repurchasing Company stock.
•Cash paid to our shareholders in quarterly dividends was $29.9 million. Our board of directors has sole authority to determine if and when we will declare future dividends and on what terms. We expect the board to continue declaring regular quarterly cash dividends for the foreseeable future, but it may discontinue doing so at any time.
•Cash paid for holdback payments made on prior-period acquisitions was $5.0 million for a guaranteed payment related to the acquisition of Joybird.

Exchange Rate Changes

Due to changes in exchange rates, our cash, cash equivalents, and restricted cash decreased by $0.1 million from the end of fiscal year 2022 to the end of fiscal year 2023. These changes slightly impacted our cash balances held in Canada, Thailand, and the United Kingdom.

Contractual Obligations

Lease Obligations. We lease real estate for retail stores, distribution centers, warehouses, plants, showrooms and office space and also have equipment leases for tractors/trailers, IT and office equipment, and vehicles. As of April 29, 2023, we had operating and finance lease payment obligations of $505.0 million and $0.4 million, respectively, with $91.7 million and $0.1 million, payable within 12 months, respectively. Refer to Note 6, Leases, for additional information.

Purchase Obligations. We had purchase obligations of $156.3 million, all payable within 12 months, related to open purchase orders, primarily with foreign and domestic casegoods, leather, and fabric suppliers, which are generally cancellable if production has not begun.

Acquisition Payment Obligations. Consideration for prior acquisitions may include future guaranteed payments and payments contingent on future performance. As of April 29, 2023, we had future guaranteed payments related to our Joybird acquisition of $5.0 million, all payable within 12 months.

Other
Our consolidated balance sheet as April 29, 2023 reflected a $1.1 million net liability for uncertain income tax positions. We do not expect that the net liability for uncertain income tax positions will significantly change within the next 12 months. The remaining balance will be settled or released as tax audits are effectively settled, statutes of limitation expire, or other new information becomes available.

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

Our goodwill relates to the acquisitions of La-Z-Boy Furniture Galleries® stores, the La-Z-Boy wholesale business in the United Kingdom and Ireland, the La-Z-Boy manufacturing business in the United Kingdom, and Joybird®, an e-commerce retailer and manufacturer of upholstered furniture. The reporting unit for goodwill arising from retail store acquisitions is our Retail operating segment. Goodwill arising from the acquisition of our wholesale business in the United Kingdom and Ireland along with goodwill arising from the acquisition of our manufacturing business in the United Kingdom are combined into the United Kingdom reporting. The reporting unit for goodwill arising from the acquisition of Joybird is the Joybird operating segment.

We test indefinite-lived intangibles and goodwill for impairment on an annual basis in the fourth quarter of our fiscal year, or more frequently if events or changes in circumstances indicate that the carrying value may be impaired. We have the option to first assess qualitative factors in order to determine if it is more likely than not that the fair value of our intangible assets or reporting units are greater than their carrying value. If the qualitative assessment leads to a determination that the intangible asset/reporting unit’s fair value may be less than its carrying value, or if we elect to bypass the qualitative assessment altogether, we are required to perform a quantitative impairment test by calculating the fair value of the intangible asset/reporting unit and comparing the fair value with its associated carrying value. When we perform the quantitative test for indefinite-lived intangible assets, we establish the fair value of our indefinite-lived trade names and reacquired rights based upon the relief from royalty method, which requires the use of significant estimates and assumptions including forecasted sales growth and royalty rates. When we perform the quantitative test for goodwill, we establish the fair value for the reporting unit based on the income approach, in which we utilize a discounted cash flow model, the market approach, in which we utilize market multiples of comparable companies, or a combination of both approaches. The income approach requires the use of significant estimates and assumptions including forecasted sales growth, operating income projections, and discount rates and changes in these assumptions may materially impact our fair value assessment. Refer to Note 7, Goodwill and Other Intangible Assets, for further information regarding our fiscal 2023 impairment testing.

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

Recent Accounting Pronouncements

Refer to Note 1, Accounting Policies, to our consolidated financial statements for a discussion of recently adopted accounting standards and other new accounting standards.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

While we had no variable rate borrowings at April 29, 2023, we could be exposed to market risk from changes in risk-free interest rates if we incur variable rate debt in the future. Based on our current and expected levels of exposed liabilities, management estimates that a one percentage point change in interest rates would not have had a material impact on our results of operations for fiscal 2023.

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
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based upon the framework in "Internal Control—Integrated Framework (2013)" set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of April 29, 2023. PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the Company's internal control over financial reporting as of April 29, 2023, as stated in its report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of La-Z-Boy Incorporated

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of La-Z-Boy Incorporated and its subsidiaries (the “Company”) as of April 29, 2023 and April 30, 2022, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended April 29, 2023, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended April 29, 2023 appearing under Item 16 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of April 29, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 29, 2023 and April 30, 2022, and the results of its operations and its cash flows for each of the three years in the period ended April 29, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 29, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accrued Product Warranties for the Wholesale Reportable Segment

As described in Note 12 to the consolidated financial statements, as of April 29, 2023, the Company’s consolidated accrued product warranties liability balance was $31.0 million, of which the Wholesale reportable segment comprises a significant portion. Management accrues an estimated liability for product warranties when revenue is recognized on the sale of warrantied products. Management estimates future warranty claims on product sales based on historical claims experience and periodically adjusts the provision to reflect changes in actual experience. The liability estimate incorporates repair costs, including materials, labor and overhead amounts necessary to perform repairs, and any costs associated with delivering the repaired product to customers.

The principal considerations for our determination that performing procedures relating to the accrued product warranties for the Wholesale reportable segment is a critical audit matter are (i) the significant judgment by management when developing the accrual and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures relating to the estimation methodology and the applicability of historical cost of materials and labor used in the methodology.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the accrued product warranties for the Wholesale reportable segment. These procedures also included, among others (i) testing management’s process for developing the accrual; (ii) evaluating the appropriateness of the estimation methodology applied in developing the accrual; (iii) evaluating the applicability of the historical cost of materials and labor used in the methodology; and (iv) testing the completeness and accuracy of the historical cost of materials and labor.

Goodwill Impairment Assessment – Joybird Reporting Unit

As described in Notes 1 and 7 to the consolidated financial statements, as of April 29, 2023, the Company’s consolidated goodwill balance was $205.0 million, and the goodwill associated with the Corporate and Other reportable segment was $55.4 million, which is inclusive of the Joybird reporting unit. Management tests goodwill for impairment on an annual basis in the fourth quarter of the fiscal year, or more frequently if events or changes in circumstances indicate that the carrying value may be impaired. In situations where the fair value is less than the carrying value, an impairment charge would be recorded for the shortfall. To estimate the fair value of the Joybird reporting unit, management applied a combination of the income approach and the market approach, weighted 75% and 25%, respectively. The income approach used discounted future cash flows and the market approach used the guideline public company method, which derives a valuation from market multiples based on revenue for comparable public companies and was adjusted for a control premium. Management’s cash flow projections for the Joybird reporting unit included assumptions relating to sales and operating income projections and terminal growth rate as well as other assumptions relating to discount rate and tax rate which are used in the discounted cash flow model.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Joybird reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Joybird reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to sales and operating income projections used in the discounted cash flow model; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Joybird reporting unit, which included controls over significant assumptions related to the sales and operating income projections. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Joybird reporting unit; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the sales and operating income projections used in the discounted cash flow model. Evaluating management’s assumptions related to the sales and operating income projections involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Joybird reporting unit; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of the Company’s discounted cash flow model.

/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
June 20, 2023

We have served as the Company’s auditor since 1968.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

	Fiscal Year Ended
	(52 weeks)	(53 weeks)	(52 weeks)
(Amounts in thousands, except per share data)	4/29/2023	4/30/2022	4/24/2021
Sales	$2,349,433	$2,356,811	$1,734,244
Cost of sales	1,340,734	1,440,842	993,984
Gross profit	1,008,699	915,969	740,260
Selling, general and administrative expense	797,260	709,213	603,524
Operating income	211,439	206,756	136,736
Interest expense	(536)	(895)	(1,390)
Interest income	6,670	1,338	1,101
Other income (expense), net	(11,784)	(1,708)	9,466
Income before income taxes	205,789	205,491	145,913
Income tax expense	53,848	53,163	38,384
Net income	151,941	152,328	107,529
Net income attributable to noncontrolling interests	(1,277)	(2,311)	(1,068)
Net income attributable to La-Z-Boy Incorporated	$150,664	$150,017	$106,461

Basic weighted average common shares	43,148	44,023	45,983
Basic net income attributable to La-Z-Boy Incorporated per share	$3.49	$3.41	$2.31

Diluted weighted average common shares	43,240	44,294	46,367
Diluted net income attributable to La-Z-Boy Incorporated per share	$3.48	$3.39	$2.30
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Fiscal Year Ended
	(52 weeks)	(53 weeks)	(52 weeks)
(Amounts in thousands)	4/29/2023	4/30/2022	4/24/2021
Net income	$151,941	$152,328	$107,529
Other comprehensive income (loss)
Currency translation adjustment	(604)	(5,804)	5,466
Net unrealized gain (loss) on marketable securities, net of tax	153	(668)	(79)
Net pension amortization, net of tax	807	1,394	578
Total other comprehensive income (loss)	356	(5,078)	5,965
Total comprehensive income before noncontrolling interests	152,297	147,250	113,494
Comprehensive income attributable to noncontrolling interests	(1,364)	(1,509)	(1,602)
Comprehensive income attributable to La-Z-Boy Incorporated	$150,933	$145,741	$111,892
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET

(Amounts in thousands, except par value)	4/29/2023	4/30/2022
Current assets
Cash and equivalents	$343,374	$245,589
Restricted cash	3,304	3,267
Receivables, net of allowance of $4,776 at 4/29/2023 and $3,406 at 4/30/2022	125,536	183,747
Inventories, net	276,257	303,191
Other current assets	106,129	215,982
Total current assets	854,600	951,776
Property, plant and equipment, net	278,578	253,144
Goodwill	205,008	194,604
Other intangible assets, net	39,375	33,971
Deferred income taxes – long-term	8,918	10,632
Right of use lease assets	416,269	405,755
Other long-term assets, net	63,515	82,207
Total assets	$1,866,263	$1,932,089

Current liabilities
Accounts payable	107,460	104,025
Lease liabilities, short-term	77,751	75,271
Accrued expenses and other current liabilities	290,650	496,393
Total current liabilities	475,861	675,689
Lease liabilities, long-term	368,163	354,843
Other long-term liabilities	70,142	81,935
Shareholders' equity
Preferred shares – 5,000 authorized; none issued	—	—
Common shares, $1 par value – 150,000 authorized; 43,318 outstanding at 4/29/2023 and 43,089 outstanding at 4/30/2022	43,318	43,089
Capital in excess of par value	358,891	342,252
Retained earnings	545,155	431,181
Accumulated other comprehensive loss	(5,528)	(5,797)
Total La-Z-Boy Incorporated shareholders' equity	941,836	810,725
Noncontrolling interests	10,261	8,897
Total equity	952,097	819,622
Total liabilities and equity	$1,866,263	$1,932,089
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Year Ended
	(52 weeks)	(53 weeks)	(52 weeks)
(Amounts in thousands)	4/29/2023	4/30/2022	4/24/2021
Cash flows from operating activities
Net income	$151,941	$152,328	$107,529
Adjustments to reconcile net income to cash provided by operating activities
(Gain)/loss on disposal and impairment of assets	6,365	(13,657)	(37)
(Gain)/loss on sale of investments	148	(478)	(954)
Provision for doubtful accounts	1,546	(617)	(3,169)
Depreciation and amortization	40,193	39,771	33,021
Amortization of right-of-use lease assets	76,511	72,942	65,571
Lease impairment	1,347	—	—
Equity-based compensation expense	12,458	11,858	12,671
Change in deferred taxes	3,895	1,022	8,790
Change in receivables	53,675	(41,829)	(38,288)
Change in inventories	32,311	(72,022)	(40,727)
Change in other assets	24,377	(16,232)	2,926
Change in payables	4,586	6,326	37,068
Change in lease liabilities	(77,811)	(73,805)	(65,881)
Change in other liabilities	(126,375)	13,397	191,397
Net cash provided by operating activities	205,167	79,004	309,917

Cash flows from investing activities
Proceeds from disposals of assets	136	22,588	2,770
Capital expenditures	(68,812)	(76,580)	(37,960)
Purchases of investments	(9,092)	(34,152)	(39,584)
Proceeds from sales of investments	24,483	36,096	36,071
Acquisitions	(16,835)	(26,323)	(2,000)
Net cash used for investing activities	(70,120)	(78,371)	(40,703)

Cash flows from financing activities
Payments on debt and finance lease liabilities	(123)	(121)	(75,050)
Holdback payments for acquisitions	(5,000)	(23,000)	(5,783)
Stock issued for stock and employee benefit plans, net of shares withheld for taxes	2,857	(1,818)	9,030
Repurchases of common stock	(5,004)	(90,645)	(44,202)
Dividends paid to shareholders	(29,869)	(27,717)	(16,542)
Dividends paid to minority interest joint venture partners (1)	—	(1,260)	(8,507)
Net cash used for financing activities	(37,139)	(144,561)	(141,054)

Effect of exchange rate changes on cash and equivalents	(86)	(1,919)	3,015
Change in cash, cash equivalents and restricted cash	97,822	(145,847)	131,175
Cash, cash equivalents and restricted cash at beginning of period	248,856	394,703	263,528
Cash, cash equivalents and restricted cash at end of period	$346,678	$248,856	$394,703

Supplemental disclosure of non-cash investing activities
Capital expenditures included in accounts payable	$8,208	$9,234	$4,638
(1)Includes dividends paid to joint venture minority partners resulting from the repatriation of dividends from our foreign earnings that we no longer consider permanently reinvested.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Amounts in thousands, except per share amounts)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Total
At April 25, 2020	$45,857	$318,215	$343,633	$(6,952)	$15,553	$716,306
Net income	—	—	106,461	—	1,068	107,529
Other comprehensive income (loss)	—	—	—	5,431	534	5,965
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	583	10,188	(1,741)	—	—	9,030
Purchases of 1,079 shares of common stock	(1,079)	(10,426)	(32,697)	—	—	(44,202)
Stock option and restricted stock expense	—	12,671	—	—	—	12,671
Dividends declared and paid ($0.36/share) (1)	—	—	(16,542)	—	(8,507)	(25,049)
Dividends declared not paid ($0.36/share)	—	—	(104)	—	—	(104)
At April 24, 2021	$45,361	$330,648	$399,010	$(1,521)	$8,648	$782,146
Net income	—	—	150,017	—	2,311	152,328
Other comprehensive income (loss)	—	—	—	(4,276)	(802)	(5,078)
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	208	834	(2,860)	—	—	(1,818)
Purchases of 2,480 shares of common stock	(2,480)	(1,088)	(87,077)	—	—	(90,645)
Stock option and restricted stock expense	—	11,858	—	—	—	11,858
Dividends declared and paid ($0.63/share) (1)	—	—	(27,717)	—	(1,260)	(28,977)
Dividends declared not paid ($0.63/share)	—	—	(192)	—	—	(192)
At April 30, 2022	$43,089	$342,252	$431,181	$(5,797)	$8,897	$819,622
Net income	—	—	150,664	—	1,277	151,941
Other comprehensive income (loss)	—	—	—	269	87	356
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	433	4,181	(1,757)	—	—	2,857
Purchases of 204 shares of common stock	(204)	—	(4,800)	—	—	(5,004)
Stock option and restricted stock expense	—	12,458		—	—	12,458
Dividends declared and paid ($0.693/share)	—	—	(29,869)	—	—	(29,869)
Dividends declared not paid ($0.693/share)	—	—	(264)	—	—	(264)
At April 29, 2023	$43,318	$358,891	$545,155	$(5,528)	$10,261	$952,097
(1)Non-controlling interests include dividends paid to joint venture minority partners resulting from the repatriation of dividends from our foreign earnings that we no longer consider permanently reinvested.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Accounting Policies
The following is a summary of significant accounting policies followed in the preparation of La-Z-Boy Incorporated and its subsidiaries' (individually and collectively, "we," "our," "us," "La-Z-Boy" or the "Company") consolidated financial statements. Our fiscal year ends on the last Saturday of April. Our 2023 and 2021 fiscal years included 52 weeks, whereas our 2022 fiscal year included 53 weeks. The additional week in fiscal 2022 was included in the fourth quarter.
Principles of Consolidation
The accompanying consolidated financial statements include the consolidated accounts of La-Z-Boy Incorporated and our majority-owned subsidiaries. The portion of less than wholly-owned subsidiaries is included as non-controlling interest. All intercompany transactions have been eliminated, including any related profit on intercompany sales.
At April 29, 2023, we owned investments in two privately-held companies consisting of non-marketable preferred shares, warrants to purchase common shares, and convertible notes. Each of these companies is a variable interest entity and we have not consolidated their results in our financial statements because we do not have the power to direct those activities that most significantly impact their economic performance and, therefore, are not the primary beneficiary.
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
Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") basis for approximately 59% and 60% of our inventories at April 29, 2023, and April 30, 2022, respectively. Cost is determined for all other inventories on a first-in, first-out ("FIFO") basis. The majority of our La-Z-Boy Wholesale segment inventory uses the LIFO method of accounting, while the FIFO method is used primarily in our Retail segment and Joybird business.
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

Our goodwill relates to the acquisitions of La-Z-Boy Furniture Galleries® stores, the La-Z-Boy wholesale business in the United Kingdom and Ireland, the La-Z-Boy manufacturing business in the United Kingdom, and Joybird®, an e-commerce retailer and manufacturer of upholstered furniture. The reporting unit for goodwill arising from retail store acquisitions is our Retail operating segment. We have two geographic regions which are considered components of our Retail operating segment. These two geographic regions are aggregated into one reporting unit for goodwill because they are economically similar, they operate in a consistent manner across the regions, and each store supports and benefits from common research and development projects. Additionally, the goodwill is recoverable from each of the geographic regions working in concert because we can change the composition of the regions to strategically rebalance management and distribution capacity as needed. Goodwill arising from the acquisition of our wholesale business in the United Kingdom and Ireland along with goodwill arising from the acquisition of our manufacturing business in the United Kingdom are combined into the United Kingdom reporting. These two businesses are considered components of the International operating segment and are aggregated into one reporting unit for goodwill because they are economically similar and work in concert as they represent the manufacturing and selling entities within the United Kingdom. The reporting unit for goodwill arising from the acquisition of Joybird is the Joybird operating segment.

We test indefinite-lived intangibles and goodwill for impairment on an annual basis in the fourth quarter of our fiscal year, or more frequently if events or changes in circumstances indicate that the carrying value may be impaired. We have the option to first assess qualitative factors in order to determine if it is more likely than not that the fair value of our intangible assets or reporting units are greater than their carrying value. If the qualitative assessment leads to a determination that the intangible asset/reporting unit’s fair value may be less than its carrying value, or if we elect to bypass the qualitative assessment altogether, we are required to perform a quantitative impairment test by calculating the fair value of the intangible asset/reporting unit and comparing the fair value with its associated carrying value. When we perform the quantitative test for indefinite-lived intangible assets, we establish the fair value of our indefinite-lived trade names and reacquired rights based upon the relief from royalty method. When we perform the quantitative test for goodwill, we establish the fair value for the reporting unit based on the income approach, in which we utilize a discounted cash flow model, the market approach, in which we utilize market multiples of comparable companies, or a combination of both approaches. In situations where the fair value is less than the carrying value, an impairment charge would be recorded for the shortfall.
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

Realized gains and losses for all investments, charges for other-than-temporary impairments of debt securities, and charges for impairment on our equity investments without readily determinable values are included in determining net income, with related purchase costs based on the first-in, first-out method. We evaluate our available-for-sale debt investments for possible other-than-temporary impairments by reviewing factors such as the extent to which an investment's fair value is below our cost basis, the issuer's financial condition, and our ability and intent to hold the investment for sufficient time for its market value to recover. For impairments that are other-than-temporary, an impairment loss is recognized in earnings equal to the difference between the investment's cost and its fair value at the balance sheet date of the reporting period for which the assessment is made. The fair value of the investment then becomes the new amortized cost basis of the investment and it is not adjusted for subsequent recoveries in fair value. During fiscal 2023, we recognized a $10.3 million impairment charge for one of the investments which was recorded as a component of other income (expense), net in the consolidated statement of income. There were no impairment charges recorded in the fiscal 2022 or fiscal 2021.
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
Selling, General and Administrative Expenses
SG&A expenses include the costs of selling our products and other general and administrative costs. Selling expenses are primarily composed of commissions, advertising, warranty, bad debt expense, and compensation and benefits of employees performing various sales functions. Additionally, the occupancy costs of our retail facilities and the warehousing costs of our distribution centers are included as a component of SG&A. Other general and administrative expenses included in SG&A are composed primarily of compensation and benefit costs for administrative employees and other administrative costs.

Other Income (Expense), Net
Other income (expense), net is made up primarily of foreign currency exchange net gain/(loss), gain/(loss) on the sale of investments, and unrealized gain/(loss) on equity securities. Other income (expense), net for fiscal 2023 also includes a $10.3 million impairment of our investments in a privately-held start-up company and fiscal 2021 includes the benefit of $5.2 million of payroll tax credits resulting from the CARES Act.
Research and Development Costs
Research and development costs are charged to expense in the periods incurred. Expenditures for research and development costs were $9.1 million, $9.0 million, and $7.6 million for the fiscal years ended April 29, 2023, April 30, 2022, and April 24, 2021, respectively, and are included as a component of SG&A.
Advertising Expenses
Production costs of commercials, programming and costs of other advertising, promotion and marketing programs are charged to expense in the period in which the commercial or advertisement is first aired or released. Gross advertising expenses were $159.0 million, $126.8 million, and $94.6 million for the fiscal years ended April 29, 2023, April 30, 2022, and April 24, 2021, respectively.
A portion of our advertising program is a national advertising campaign. This campaign is a shared advertising program with our dealers' La-Z-Boy Furniture Galleries® stores, which reimburse us for over 20% of the cost of the program (excluding company-owned stores). Because of this shared cost arrangement, the advertising expense is reported as a component of SG&A, while the dealers' reimbursement portion is reported as a component of sales.

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

Recent Accounting Pronouncements

Accounting pronouncement adopted in fiscal 2023
We did not adopt any Accounting Standards Updates ("ASUs") in fiscal 2023.
Accounting pronouncements not yet adopted
The following table summarizes additional accounting pronouncements which we have not yet adopted, but we believe will not have a material impact on our accounting policies or our consolidated financial statements and related disclosures.

ASU	Description	Adoption Date
ASU 2023-02	Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.	Fiscal 2025
ASU 2021-08	Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities From Contracts With Customers	Fiscal 2024

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

Each of the following Retail acquisitions completed in fiscal 2023, 2022 and 2021 reflect a core component of our strategic priorities, which is to grow our company-owned retail business and leverage our integrated retail model (where we earn a combined profit on both the wholesale and retail sales) in suitable geographic markets, alongside the existing La-Z-Boy Furniture Galleries® network.

Prior to each Retail acquisition completed in fiscal 2023, 2022, and 2021, we licensed to the counterparty the exclusive right to own and the operate La-Z-Boy Furniture Galleries® stores (and to use the associated trademarks and trade name) in each of their respective markets, and we reacquired these rights when we consummated the transaction. These required rights are indefinite-lived because our retailer agreements are perpetual agreements that have no specific expiration date and no renewal options. The effective settlement date of these arrangements resulted in no settlement gain or loss as the contractual terms were at market. For federal income tax purposes, we amortize and deduct these indefinite-lived intangible assets and goodwill, if any, over 15 years.

Baton Rouge, Louisiana acquisition

On March 20, 2023, we completed our acquisition of the Baton Rouge, Louisiana business that operates one independently owned La-Z-Boy Furniture Galleries® store and one distribution center for $5.0 million, subject to customary adjustments. We paid total cash of $4.9 million during the fourth quarter of fiscal 2023 and the remaining consideration includes forgiveness of accounts receivable and payments based on working capital adjustments. As part of the acquisition, we recorded an indefinite-lived intangible asset of $0.5 million related to the reacquired rights described above.

Barboursville, West Virginia acquisition

On December 12, 2022, we completed our acquisition of the Barboursville, West Virginia business that operates one independently owned La-Z-Boy Furniture Galleries® store. This acquisition did not have a meaningful impact on our consolidated financial statements.

Spokane, Washington acquisition

On September 26, 2022, we completed our acquisition of the Spokane, Washington business that operates one independently owned La-Z-Boy Furniture Galleries® store and one distribution center for $4.7 million, subject to customary adjustments. We paid total cash of $4.0 million during the second quarter of fiscal 2023 and the remaining consideration includes forgiveness of accounts receivable and payments based on working capital adjustments. As part of the acquisition, we recorded an indefinite-lived intangible asset of $1.2 million related to the reacquired rights described above. We also recognized $3.0 million of goodwill in our Retail segment related primarily to synergies we expect from the integration of the acquired store and future benefits of these synergies.

Denver, Colorado acquisition

On July 18, 2022, we completed our acquisition of the Denver, Colorado business that operates five independently owned La-Z-Boy Furniture Galleries® stores and one distribution center for $10.1 million, subject to customary adjustments. We paid total cash of $7.7 million in the first and second quarters of fiscal 2023 and the remaining consideration includes forgiveness of accounts receivable and payments based on working capital adjustments. As part of the acquisition, we recorded an indefinite-lived intangible asset of $4.3 million related to the reacquired rights described above. We also recognized $7.6 million of goodwill in our Retail segment related primarily to synergies we expect from the integration of the acquired stores and future benefits of these synergies.

Prior Year Acquisitions
We completed the following acquisitions in fiscal 2022.

Alabama and Chattanooga, Tennessee acquisition

On December 6, 2021, we completed our acquisition of the Alabama and Chattanooga, Tennessee businesses that operate four independently owned La-Z-Boy Furniture Galleries® stores in Alabama and one in Chattanooga, Tennessee, for $8.3 million, subject to customary adjustments. We paid total cash of $8.0 million in the third quarter of fiscal 2022 and the remaining consideration includes forgiveness of accounts receivable and payments based on working capital adjustments. As part of the acquisition, we recorded an indefinite-lived intangible asset of $4.1 million related to the reacquired rights described above. We also recognized $7.4 million of goodwill in our Retail segment related primarily to synergies we expect from the integration of the acquired stores and future benefits of these synergies.

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

As part of the acquisition, we recognized $9.2 million of goodwill in our Wholesale segment related primarily to synergies we expect from the integration of the acquired business and future benefits of these synergies. The goodwill asset for Furnico is not deductible for federal income tax purposes.

Long Island, New York acquisition

On August 16, 2021, we completed our acquisition of the Long Island, New York business that operates three independently owned La-Z-Boy Furniture Galleries® stores for $4.5 million, subject to customary adjustments. We paid $4.4 million of cash during the second quarter of fiscal 2022 and the remaining consideration includes forgiveness of accounts receivable and payments based on working capital adjustments. As part of the acquisition, we recorded an indefinite-lived intangible asset of $0.8 million related to the reacquired rights described above. We also recognized $4.4 million of goodwill in our Retail segment related primarily to synergies we expect from the integration of the acquired stores and future benefits of these synergies.

We completed the following acquisition in fiscal 2021.

Seattle, Washington acquisition

On September 14, 2020, we completed our asset acquisition of the Seattle, Washington business that operated six independently owned La-Z-Boy Furniture Galleries® stores and one warehouse for $13.5 million, subject to customary adjustments. We paid $2.0 million of cash during the second quarter of fiscal 2021 and the remaining consideration includes forgiveness of accounts receivable, payments based on working capital adjustments, and future guaranteed payments of $9.4 million to be paid over 36 months or fewer, with timing of payments dependent upon the achievement of sales thresholds defined in the purchase agreement. As part of the acquisition, we recorded an indefinite-lived intangible asset of $2.2 million related to the reacquired rights described above. We also recognized $12.9 million of goodwill in our Retail segment related primarily to synergies we expect from the integration of the acquired stores and future benefits of these synergies.

Note 3: Restricted Cash
We have restricted cash on deposit with a bank as collateral for certain letters of credit. All of our letters of credit have maturity dates within the next 12 months, and we expect to renew some of these letters of credit when they mature.

(Amounts in thousands)	4/29/2023	4/30/2022
Cash and cash equivalents	$343,374	$245,589
Restricted cash	3,304	3,267
Total cash, cash equivalents and restricted cash	$346,678	$248,856

Note 4: Inventories

(Amounts in thousands)	4/29/2023	4/30/2022
Raw materials	$116,440	$146,896
Work in process	24,328	36,834
Finished goods	181,401	185,870
FIFO inventories	322,169	369,600
Excess of FIFO over LIFO	(45,912)	(66,409)
Total inventories	$276,257	$303,191

Note 5: Property, Plant and Equipment

(Amounts in thousands)	Estimated Useful Lives	4/29/2023	4/30/2022
Buildings and building fixtures	3 - 30 years	$301,546	$250,758
Machinery and equipment	3 - 20 years	193,890	184,223
Information systems, hardware and software	3 - 15 years	99,703	102,861
Furniture and fixtures	3 - 10 years	27,049	23,665
Land improvements	3 - 30 years	24,617	23,541
Transportation equipment	3 - 6 years	16,800	16,499
Land	N/A	8,554	8,587
Construction in progress	N/A	32,427	38,712
		704,586	648,846
Accumulated depreciation		(426,008)	(395,702)
Net property, plant and equipment		$278,578	$253,144

Depreciation expense for the fiscal years ended April 29, 2023, April 30, 2022, and April 24, 2021, was $39.0 million, $38.3 million, and $31.7 million, respectively.

Note 6: Leases

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
Most of our leases do not have an interest rate implicit in the lease. As a result, for purposes of measuring our right of use ("ROU") lease asset and lease liability, we determine our incremental borrowing rate by applying a spread above the U.S. Treasury borrowing rates. If an interest rate is implicit in a lease, we will use that rate as the discount rate for that lease. Some of our leases contain variable rent payments based on a Consumer Price Index or percentage of sales. Due to the variable nature of these costs, they are not included in the measurement of the ROU lease asset and lease liability.
Supplemental balance sheet information pertaining to our leases is as follows:

(Amounts in thousands)	4/29/2023	4/30/2022
Operating leases
ROU lease assets	$415,925	$405,287
Lease liabilities, short-term	77,626	75,148
Lease liabilities, long-term	367,938	354,493
Finance leases
ROU lease assets	$344	$468
Lease liabilities, short-term	125	123
Lease liabilities, long-term	225	350

The ROU lease assets by segment are as follows:

(Amounts in thousands)	4/29/2023	4/30/2022
Wholesale	$92,195	$90,741
Retail	299,536	296,908
Corporate & Other	24,538	18,106
Total ROU lease assets	$416,269	$405,755

The components of lease cost are as follows:

	Fiscal Year Ended
	(52 weeks)	(53 weeks)	(52 weeks)
(Amounts in thousands)	4/29/2023	4/30/2022	4/24/2021
Operating lease cost	$90,500	$83,520	$79,072
Finance lease cost	130	130	53
Short-term lease cost	2,459	2,097	545
Variable lease cost	187	159	(245)
Less: Sublease income	(276)	(550)	(1,546)
Total lease cost	$93,000	$85,356	$77,879

The following tables present supplemental lease disclosures:

	Fiscal Year Ended
	(52 weeks)		(53 weeks)
	4/29/2023		4/30/2022
(Amounts in thousands)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for amounts included in the measurement of lease liabilities	$91,934	$130	$84,492	$130
Lease liabilities arising from new ROU lease assets	92,787	—	140,376	—

	4/29/2023		4/30/2022
(Amounts in thousands)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	7.0	2.8	7.2	3.8
Weighted-average discount rate	3.5%	1.7%	3.0%	1.7%

The following table presents our maturity of lease liabilities:

	4/29/2023
(Amounts in thousands)	Operating Leases (1)	Finance Leases
Within one year	$91,654	$130
After one year and within two years	81,605	130
After two years and within three years	69,155	98
After three years and within four years	58,890	—
After four years and within five years	50,816	—
After five years	152,855	—
Total lease payments	504,975	358
Less: Interest	59,411	8
Total lease obligations	$445,564	$350
(1)Excludes approximately $28.6 million in future lease payments for various operating leases commencing in a future period

Note 7: Goodwill and Other Intangible Assets

We have goodwill on our consolidated balance sheet as follows:

Reportable Segment/Unit	Reporting Unit	Related Acquisition
Wholesale Segment	United Kingdom	Wholesale business in the United Kingdom and Ireland
Wholesale Segment	United Kingdom	La-Z-Boy United Kingdom Manufacturing (Furnico)
Retail Segment	Retail	La-Z-Boy Furniture Galleries® stores
Corporate & Other	Joybird	Joybird

We test goodwill for impairment on an annual basis in the fourth quarter of each fiscal year, and more frequently if events or changes in circumstances indicate that it may be impaired. Under U.S. GAAP, we have the option to first assess qualitative factors in order to determine if it is more likely than not that the fair value of one of our reporting units is greater than its carrying value ("Step 0"). If the qualitative assessment leads to a determination that the reporting unit’s fair value is less than its carrying value, or if we elect to bypass the qualitative assessment altogether, we are required to perform a quantitative impairment test ("Step 1") by calculating the fair value of the reporting unit and comparing the fair value with its associated carrying value.

Step 0 Assessment

During our fiscal 2023 annual impairment test, we first assessed goodwill recoverability qualitatively using the Step 0 approach for each of our reporting units. For our qualitative assessment, we considered the most recent quantitative analysis, which was performed during the fourth quarter of fiscal 2020, including assumptions used, such as discount rates and tax rates, indicated fair values, and the amounts in which those fair values exceeded their carrying amounts. Further, we compared actual performance in fiscal 2023, along with future financial projections to the internal financial projections used in the prior quantitative analysis. Additionally, we considered various other factors including macroeconomic conditions, relevant industry and market trends, and factors specific to the Company that could indicate a potential change in the fair value of our reporting units. Lastly, we evaluated whether any events have occurred or any circumstances have changed since the fourth quarter of fiscal 2020 that would indicate that our goodwill may have become impaired since our last quantitative test.

Based on these qualitative assessments, we determined that it is more likely than not that the fair value of our Retail reporting unit exceeded its carrying value and as such, our goodwill for the Retail reporting unit was not considered impaired as of April 29, 2023 and the Step 1 quantitative goodwill impairment analysis was not necessary. However, for our United Kingdom and Joybird reporting units, we determined that the quantitative Step 1 goodwill impairment test was necessary as noted below.

Step 1 Assessment

United Kingdom Reporting Unit

Our United Kingdom reporting unit includes the goodwill from our wholesale business in the United Kingdom and Ireland along with our manufacturing business in the United Kingdom, both of which were considered their own reporting unit in fiscal 2022. In fiscal 2023, we determined that in accordance with ASC 350, these businesses, or components, should be aggregated into a single reporting unit as they have similar economic characteristics. As this represented a change in our reporting unit structure, we elected to perform the quantitative Step 1 goodwill impairment test for the new United Kingdom reporting unit.

To estimate the fair value of this reporting unit, we applied the income approach using discounted future cash flows. Sales and operating income projections were based on assumptions driven by the current economic conditions. Other key assumptions used in the quantitative assessment of the reporting units' goodwill were a discount rate of 8.7%, reflecting a market participant weighted average cost of capital, and a tax rate of 25.0%, which was specific to the United Kingdom reporting unit. Based on our testing, the fair value of the United Kingdom reporting unit exceeded its carrying value as of April 29, 2023 and no impairment was recorded.

Joybird Reporting Unit

Due to a decline in Joybird's financial performance in fiscal 2023, we deemed it necessary to perform the quantitative Step 1 goodwill impairment test for the Joybird reporting unit. To estimate the fair value of this reporting unit, we applied a combination of the income approach and the market approach, weighted 75% and 25%, respectively. The income approach used discounted future cash flows in which sales and operating income projections were based on assumptions driven by current economic conditions and assumed a 2.0% terminal growth rate. Other key assumptions used in the discounted future cash flow model were a discount rate of 18.0%, reflecting a market participant weighted average cost of capital assuming Joybird would be sold as a stand-alone business, and a tax rate of 24.9%, which was specific to the Joybird reporting unit.

The market approach used the guideline public company method, which derives a valuation from market multiples based on revenue for comparable public companies and was adjusted for a control premium based on recent merger and acquisition transaction data of target companies similar to the Joybird reporting unit. Based on our testing, the fair value of the Joybird reporting unit exceeded its carrying value as of April 29, 2023 by approximately 50% and no impairment was recorded.

Further, a sensitivity analysis was performed on key assumptions used in the valuation, primarily the discount rate and terminal growth rate, and using a range of reasonable inputs, the fair value of the Joybird reporting unit exceeded its carrying value in the various scenarios analyzed. However, changes to other valuation inputs or failure to meet our forecasts, in particular our sales and operating income projections, could reduce the fair value of the Joybird reporting unit and thus increase the possibility that our goodwill may be impaired in the future.

The following table summarizes changes in the carrying amount of our goodwill by reportable segment:

(Amounts in thousands)	Wholesale Segment	Retail Segment	Corporate and Other	Total Goodwill
Balance at April 24, 2021 (1)	$13,052	$107,316	$55,446	$175,814
Acquisitions	9,207	11,748	—	20,955
Translation adjustment	(2,052)	(113)	—	(2,165)
Balance at April 30, 2022 (1)	20,207	118,951	55,446	194,604
Acquisitions	—	10,598	—	10,598
Translation adjustment	(5)	(189)	—	(194)
Balance at April 29, 2023 (1)	$20,202	$129,360	$55,446	$205,008
(1) Includes $26.9 million of accumulated impairment losses in Corporate and Other.

We have intangible assets on our consolidated balance sheet as follows:

Reportable Segment	Intangible Asset	Useful Life
Wholesale Segment	Primarily acquired customer relationships from our acquisition of the wholesale business in the United Kingdom and Ireland	Amortizable over useful lives that do not exceed 15 years
Wholesale Segment	American Drew® trade name	Indefinite-lived
Retail Segment	Reacquired rights to own and operate La-Z-Boy Furniture Galleries® stores	Indefinite-lived
Corporate & Other	Joybird® trade name	Amortizable over eight-year useful life

We test amortizable intangible assets and indefinite-lived intangible assets for impairment on an annual basis in the fourth quarter of our fiscal year, or more frequently if events or changes in circumstances indicate that the assets might be impaired. Similar to our goodwill testing, we used the qualitative Step 0 approach to assess if it was more likely than not that the fair values of our indefinite-lived intangible assets were greater than their carrying values. Based on the same qualitative factors outlined above, we determined that it is more likely than not that the fair value of each of our indefinite-lived intangible assets exceeded their respective carrying value and as such, our indefinite-lived intangible assets were not considered impaired as of April 29, 2023, and the Step 1 quantitative impairment analysis was not necessary.

The following summarizes changes in our intangible assets:

(Amounts in thousands)	Indefinite-Lived Trade Names	Finite-Lived Trade Name	Indefinite-Lived Reacquired Rights	Other Intangible Assets	Total Intangible Assets
Balance at April 24, 2021	$1,155	$4,205	$22,507	$2,564	$30,431
Acquisitions	—	—	4,896	—	4,896
Amortization	—	(813)	—	(236)	(1,049)
Translation adjustment	—	—	(84)	(223)	(307)
Balance at April 30, 2022	$1,155	$3,392	$27,319	$2,105	$33,971
Acquisitions	—	—	6,562	—	6,562
Amortization	—	(798)	—	(208)	(1,006)
Translation adjustment	—	—	(142)	(10)	(152)
Balance at April 29, 2023	$1,155	$2,594	$33,739	$1,887	$39,375

For our intangible assets recorded as of April 29, 2023, we estimate annual amortization expense to be $1.0 million for each of the three succeeding fiscal years, $0.4 million in the fourth succeeding fiscal year, and $0.2 million in the fifth succeeding fiscal year.

Note 8: Investments

We have current and long-term investments intended to enhance returns on our cash as well as to fund future obligations of our non-qualified defined benefit retirement plan, our executive deferred compensation plan, and our performance compensation retirement plan. We also hold investments of two privately-held companies consisting of non-marketable preferred shares, warrants to purchase common shares, and convertible notes. In the fourth quarter of fiscal 2023, we recognized an impairment of $10.3 million, consisting of $7.6 million in cost-basis investments and $2.7 million in convertible notes, which in total represents the full cost-basis value of the investment in one of these privately held start-up companies. The impairment loss is recognized in other income (expense), net, on the consolidated statement of income (refer to Note 20, Fair Value Measurement for additional information).

Our short-term investments are included in other current assets and our long-term investments are included in other long-term assets on our consolidated balance sheet.

The following summarizes our investments:

(Amounts in thousands)	4/29/2023	4/30/2022
Short-term investments:
Marketable securities	$5,043	$16,022
Held-to-maturity investments	1,351	1,337
Total short-term investments	6,394	17,359
Long-term investments:
Marketable securities	18,509	26,599
Cost basis investments	—	7,579
Total long-term investments	18,509	34,178
Total investments	$24,903	$51,537

Investments to enhance returns on cash	$11,617	$27,239
Investments to fund compensation/retirement plans	13,286	14,219
Other investments	—	10,079
Total investments	$24,903	$51,537

The following is a summary of the unrealized gains, unrealized losses, and fair value by investment type:

	4/29/2023			4/30/2022
(Amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$1,338	$(103)	$6,853	$1,448	$(86)	$13,905
Fixed income	42	(620)	14,039	28	(809)	33,521
Other	1,171	—	4,011	1,250	—	4,111
Total securities	$2,551	$(723)	$24,903	$2,726	$(895)	$51,537

The following table summarizes sales of marketable securities:

	Fiscal Year Ended
	(52 weeks)	(53 weeks)	(52 weeks)
(Amounts in thousands)	4/29/2023	4/30/2022	4/24/2021
Proceeds from sales	$24,483	$35,116	$33,631
Gross realized gains	94	879	1,026
Gross realized losses	(242)	(402)	(71)

The following is a summary of the fair value of fixed income marketable securities, classified as available-for-sale securities, by contractual maturity:

(Amounts in thousands)	4/29/2023
Within one year	$5,038
Within two to five years	6,612
Within six to ten years	674
Thereafter	1,715
Total	$14,039

Note 9: Accrued Expenses and Other Current Liabilities

(Amounts in thousands)	4/29/2023	4/30/2022
Payroll and other compensation	$63,342	$62,373
Accrued product warranty, current portion	19,893	16,436
Customer deposits	105,766	183,233
Deferred revenue	44,939	139,006
Other current liabilities	56,710	95,345
Accrued expenses and other current liabilities	$290,650	$496,393

Customer deposits and deferred revenue decreased during fiscal 2023 as we continue to work down the backlog built up in prior periods back to pre-pandemic levels.

Note 10: Debt

On October 15, 2021, we entered into a new five-year $200 million unsecured revolving credit facility (the “Credit Facility”). Borrowings under the Credit Facility may be used by the Company for general corporate purposes. We may increase the size of the facility, either in the form of additional revolving commitments or new term loans, subject to the discretion of each lender to participate in such increase, up to an additional amount of $100 million. The Credit Facility will mature on October 15, 2026 and provides us the ability to extend the maturity date for two additional one-year periods, subject to the satisfaction of customary conditions. As of April 29, 2023, we have no borrowings outstanding under the Credit Facility.

The Credit Facility contains certain restrictive loan covenants, including, among others, financial covenants requiring a maximum consolidated net lease adjusted leverage ratio and a minimum consolidated fixed charge coverage ratio, as well as customary covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of certain assets. As of April 29, 2023, we were in compliance with our financial covenants under the Credit Facility.

The Credit Facility replaced our previous $150.0 million revolving credit facility, which had been secured primarily by all of our accounts receivable, inventory, cash deposits, and securities accounts. The previous revolving credit facility was terminated on October 15, 2021, and is no longer in effect.

Cash paid for interest during fiscal years 2023, 2022, and 2021 was $0.3 million, $0.5 million and $0.8 million, respectively.

Note 11: Employee Benefits

The table below summarizes the total costs associated with our employee retirement and welfare plans.

	Fiscal Year Ended
	(52 weeks)	(53 weeks)	(52 weeks)
(Amounts in thousands)	4/29/2023	4/30/2022	4/24/2021
401(k) Retirement Plan	$12,877	$11,763	$7,313
Performance Compensation Retirement Plan	160	1,654	3,810
Deferred Compensation Plan	202	242	24
Non-Qualified Defined Benefit Retirement Plan (1)	748	763	803
(1)Primarily related to interest cost

401(k) Retirement Plan. Voluntary 401(k) retirement plans are offered to eligible employees within certain U.S. operating units. For most operating units, we make matching contributions based on specific formulas.

Performance Compensation Retirement Plan. A performance compensation retirement plan ("PCRP") is maintained for eligible highly compensated employees. Beginning in fiscal 2023, contributions into the plan are no longer being made. Prior year contributions were based on achievement of performance targets. Employees vest in these prior period contributions if they achieve certain age and years of service with the Company and can elect to receive benefit payments over a period ranging between five to twenty years after they leave the Company. While the Company no longer makes contributions, the outstanding liability balance related to the plan is as follows:

(Amounts in thousands)	4/29/2023	4/30/2022
Short-term obligation included in other current liabilities	$2,103	$1,922
Long-term obligation included in other long-term liabilities	11,895	13,898

Executive Deferred Compensation Plan. We maintain an executive deferred compensation plan for eligible highly compensated employees, an element of which may include Company contributions. Further information related to the plan is as follows:

(Amounts in thousands)	4/29/2023	4/30/2022
Plan obligation included in other long-term liabilities	$21,689	$24,595
Cash surrender value on life insurance contracts included in other long-term assets (1)	40,723	42,699
(1)Life insurance contracts are related to the Executive Deferred Compensation Plan and the PCRP.

Non-Qualified Defined Benefit Retirement Plan. We maintain a non-qualified defined benefit retirement plan for certain former salaried employees. We hold available-for-sale marketable securities to fund future obligations of this plan in a Rabbi trust (refer to Note 8, Investments, and Note 20, Fair Value Measurements, for additional information on these investments). We are not required to fund the non-qualified defined benefit retirement plan in fiscal 2024; however, we have the discretion to make contributions to the Rabbi trust. Further information related to the plan is as follows:

(Amounts in thousands)	4/29/2023	4/30/2022
Short-term plan obligation included in other current liabilities	$1,053	$1,059
Long-term plan obligation included in other long-term liabilities	11,053	12,461
Discount rate used to determine obligation	5.3%	4.3%

	Fiscal Year Ended
	(52 weeks)	(53 weeks)	(52 weeks)
(Amounts in thousands)	4/29/2023	4/30/2022	4/24/2021
Actuarial loss recognized in AOCI	$193	$306	$347
Benefit payments (1)	1,091	1,182	1,091
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

A reconciliation of the changes in our product warranty liability is as follows:

(Amounts in thousands)	4/29/2023	4/30/2022
Balance as of the beginning of the year	$27,036	$23,636
Acquisitions	—	548
Accruals during the year	35,276	30,146
Settlements during the year	(31,328)	(27,294)
Balance as of the end of the year (1)	$30,984	$27,036
(1)$19.9 million and $16.4 million is recorded in accrued expenses and other current liabilities as of April 29, 2023, and April 30, 2022, respectively, while the remainder is included in other long-term liabilities.

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

Note 14: Stock-Based Compensation

In fiscal 2023, our shareholders approved the La-Z-Boy Incorporated 2022 Omnibus Incentive Plan which provides for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units, unrestricted stock, performance awards, dividend equivalent rights, and short-term cash incentive awards. Under this plan, the aggregate number of common shares that may be issued through awards of any form is 2.8 million shares, reduced by the number of shares subject to awards granted under the La-Z-Boy Incorporated 2017 Omnibus Incentive Plan after April 30, 2022 and prior to the Annual Meeting of Shareholders of La-Z-Boy Incorporated held on August 30, 2022.

Awards granted in fiscal 2023 were made under our La-Z-Boy Incorporated 2017 Omnibus Incentive Plan. As of the end of fiscal 2023, no grants may be issued under this plan or any of our previous plans.

The table below summarizes the total stock-based compensation expense we recognized for all outstanding grants. Stock-based compensation expense is recorded in SG&A in the consolidated statement of income:

	Fiscal Year Ended
	(52 weeks)	(53 weeks)	(52 weeks)
(Amounts in thousands)	4/29/2023	4/30/2022	4/24/2021
Equity-based awards expense
Stock options	$2,076	$1,973	$2,959
Restricted stock	5,069	3,720	3,367
Restricted stock units issued to Directors	1,020	1,194	840
Performance-based shares	4,293	4,971	5,505
Total equity-based awards expense	12,458	11,858	12,671
Liability-based awards expense (1)	162	(1,131)	1,878
Total stock-based compensation expense	$12,620	$10,727	$14,549
(1)Includes stock appreciation rights, deferred stock units issued to Directors, restricted stock units, and performance-based units. Compensation expense for these awards is based on the market price of our common stock on the grant date and is remeasured each reporting period based on the market value of our common shares on the last day of the reported period.

Stock Options. The La-Z-Boy Incorporated 2017 Omnibus Incentive Plan authorized grants to certain employees and directors to purchase common shares at a specified price, which may not be less than 100% of the current market price of the stock at the date of grant. We granted 318,411 stock options to employees during the first quarter of fiscal 2023, and we also have stock options outstanding from previous grants. We account for stock options as equity-based awards because when they are exercised, they will be settled in common shares. We recognize compensation expense for stock options over the vesting period equal to the fair value on the date our Compensation and Talent Oversight Committee of our board of directors approved the awards. The vesting period for our stock options ranges from one to four years, with accelerated vesting upon retirement. The vesting date for retirement-eligible employees is the later of the date they meet the criteria for retirement or ten months after the grant date. We accelerate the expense for options granted to retirement eligible employees over the vesting period, with expense recognized from the grant date through their retirement eligibility date or over the ten months following the grant date, whichever period is longer. We have elected to recognize forfeitures as an adjustment to compensation expense in the same period as the forfeitures occur. Granted options outstanding under the former long-term equity award plan remain in effect and have a term of 10 years.

We estimate the fair value of the employee stock options at the grant date using the Black-Scholes option-pricing model, which requires management to make certain assumptions. The fair value of stock options granted during fiscal years 2023, 2022, and 2021 were calculated using the following assumptions:

	Grant Year
	Fiscal 2023	Fiscal 2022	Fiscal 2021	Assumption
Risk-free interest rate	2.87%	0.82%	0.34%	U.S. Treasury issues with term equal to expected life at grant date
Dividend rate	2.70%	1.58%	—%	Estimated future dividend rate and common share price at grant date
Expected life	5.0 years	5.0 years	5.0 years	Contractual term of stock option and expected employee exercise trends
Stock price volatility	42.78%	42.16%	41.79%	Historical volatility of our common shares
Fair value per option	$7.90	$12.29	$10.06

Plan activity for stock options under the above plans was as follows:

	Number of Shares (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at April 30, 2022	1,516	$30.51	6.6	$24
Granted	318	24.41	N/A	N/A
Canceled	(37)	30.46	N/A	N/A
Exercised	(176)	26.64	N/A	1,047
Outstanding at April 29, 2023	1,621	29.73	6.7	2,175

Exercisable at April 29, 2023	1,076	$30.15	5.7	$776

The aggregate intrinsic value of options exercised was $0.3 million and $5.1 million in fiscal 2022 and fiscal 2021, respectively. As of April 29, 2023, our total unrecognized compensation cost related to non-vested stock option awards was $2.7 million, which we expect to recognize over a weighted-average remaining vesting term of all unvested awards of 1.6 years. During the year ended April 29, 2023, stock options with respect to 0.3 million shares vested.

We received $4.7 million, $1.1 million, and $10.8 million in cash during fiscal 2023, 2022, and 2021, respectively, for exercises of stock options.

Restricted Stock. We granted 256,128 shares of restricted stock units to employees during fiscal 2023. We issue restricted stock at no cost to the employees and account for restricted stock awards as equity-based awards because when they vest, they will be settled in common shares. We recognize compensation expense for restricted stock over the vesting period equal to the fair value on the date our Compensation and Talent Oversight Committee of our board of directors approved the awards. Restricted stock awards vest at 25% per year, beginning one year from the grant date for a term of four years, with continued vesting upon retirement with respect to the fiscal 2023 grants. We accelerate the expense for restricted stock granted to retirement-eligible employees over the vesting period, with expense recognized from the grant date through their retirement eligibility date or over the ten months following the grant date, whichever period is longer. We have elected to recognize forfeitures as an adjustment to compensation expense in the same period as the forfeitures occur. The weighted average fair value of the restricted stock that was awarded in fiscal 2023 was $24.58 per share, the market value of our common shares on the date of grant.

The following table summarizes information about non-vested awards as of and for the year ended April 29, 2023:

	Shares or Units (In Thousands)	Weighted Average Grant Date Fair Value
Non-vested awards at April 30, 2022	287	$33.45
Granted	256	24.58
Vested	(107)	32.81
Canceled	(43)	31.15
Non-vested awards at April 29, 2023	393	28.10

Unrecognized compensation cost related to non-vested restricted shares was $6.7 million and is expected to be recognized over a weighted-average remaining contractual term of all unvested awards of 1.5 years.

Restricted Stock Units Issued to Directors. Restricted stock units granted to our non-employee directors are offered at no cost to the directors and vest the earlier of the date a director ceases to be a member of the board (for any reason other than the termination of service for cause) or the one-year anniversary of the grant date. During fiscal 2023, fiscal 2022, and fiscal 2021 we granted less than 0.1 million restricted stock units each year to our non-employee directors. We account for these restricted stock units as equity-based awards because when they vest, they will be settled in shares of our common stock. We measure and recognize compensation expense for these awards based on the market price of our common shares on the date of grant. The weighted-average fair value of the restricted stock units that were granted during fiscal 2023, fiscal 2022, and fiscal 2021 was $26.49, $35.34, and $32.08, respectively.

Performance Shares. Under the La-Z-Boy Incorporated 2017 Omnibus Incentive Plan, the Compensation and Talent Oversight Committee of our board of directors is authorized to award common shares to certain employees based on the attainment of certain financial goals over a given performance period. The awards are offered at no cost to the employees. In the event of an employee's termination during the vesting period, the potential right to earn shares under this program is generally forfeited.

During the first quarter of fiscal 2023, we granted 240,833 performance-based shares, and we also have performance-based share awards outstanding from grants in fiscal 2022 and fiscal 2021. Payout of these grants depend on our financial performance (50%) and a market-based condition based on the total return our shareholders receive on their investment in our stock relative to returns earned through investments in other public companies (50%). The performance share opportunity ranges from 50% of the employee's target award if minimum performance requirements are met to a maximum of 200% of the target award based on the attainment of certain financial and shareholder-return goals over a specific performance period, which is generally three fiscal years.

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

The following table summarizes the performance-based shares outstanding at the maximum award amounts based upon the respective performance share agreements:

	Shares (In Thousands)	Weighted Average Grant Date Fair Value
Outstanding shares at April 30, 2022	621	$32.28
Granted	482	24.41
Vested	(122)	28.68
Unearned or canceled	(218)	30.21
Outstanding shares at April 29, 2023	763	28.47

We account for performance-based shares as equity-based awards because when they vest, they will be settled in common shares. In the event of an employee's termination during the vesting period, the potential right to earn shares under this program is generally forfeited and we have elected to recognize forfeitures as an adjustment to compensation expense in the same period in which the forfeitures occur. For shares that vest based on our results relative to the performance goals, we expense as compensation cost the fair value of the shares as of the day we granted the awards recognized over the performance period, taking into account the probability that we will satisfy the performance goals. The fair value of each share of the awards we granted in fiscal 2023, fiscal 2022, and fiscal 2021 that vest based on attaining performance goals was $22.43, $36.13, and $30.75, respectively, the market value of our common shares on the date we granted the awards less the dividends we expect to pay before the shares vest. For shares that vest based on market conditions, we use a Monte Carlo valuation model to estimate each share's fair value as of the date of grant. The Monte Carlo valuation model uses multiple simulations to evaluate our probability of achieving various stock price levels to determine our expected performance ranking relative to our peer group. Similar to the way in which we expense the awards of stock options, we expense compensation cost over the vesting period regardless of whether the market condition is ultimately satisfied. Based on the Monte Carlo model, the fair value as of the grant date of the fiscal 2023, fiscal 2022, and fiscal 2021 grants of shares that vest based on market conditions was $36.63, $51.85, and $38.14, respectively. Our unrecognized compensation cost at April 29, 2023, related to performance-based shares was $6.7 million based on the current estimates of the number of awards that will vest, and is expected to be recognized over a weighted-average remaining contractual term of all unvested awards of 1.4 years.

Equity-based compensation expenses related to performance-based shares recognized in our consolidated statement of income were as follows (for the fiscal years ended):

	Fiscal Year Ended
	(52 weeks)	(53 weeks)	(52 weeks)
(Amounts in thousands)	4/29/2023	4/30/2022	4/24/2021
Fiscal 2019 grant	$—	$—	$1,545
Fiscal 2020 grant	—	1,066	2,051
Fiscal 2021 grant	548	2,195	1,909
Fiscal 2022 grant	1,649	1,710	—
Fiscal 2023 grant	2,096	—	—
Total expense	$4,293	$4,971	$5,505
Note 15: Accumulated Other Comprehensive Loss
Activity in accumulated other comprehensive loss was as follows:

(Amounts in thousands)	Translation adjustment	Unrealized gain (loss) on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive loss
Balance at April 25, 2020	$(1,891)	$449	$(5,510)	$(6,952)
Changes before reclassifications	4,932	(96)	428	5,264
Amounts reclassified to net income	—	(9)	347	338
Tax effect	—	26	(197)	(171)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	4,932	(79)	578	5,431
Balance at April 24, 2021	$3,041	$370	$(4,932)	$(1,521)
Changes before reclassifications	(5,002)	(947)	1,539	(4,410)
Amounts reclassified to net income	—	59	306	365
Tax effect	—	220	(451)	(231)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(5,002)	(668)	1,394	(4,276)
Balance at April 30, 2022	$(1,961)	$(298)	$(3,538)	$(5,797)
Changes before reclassifications	(691)	(27)	879	161
Amounts reclassified to net income	—	231	193	424
Tax effect	—	(51)	(265)	(316)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(691)	153	807	269
Balance at April 29, 2023	$(2,652)	$(145)	$(2,731)	$(5,528)
We reclassified both the unrealized gain (loss) on marketable securities and the net pension amortization from accumulated other comprehensive loss to net income through other income (expense), net.
The components of noncontrolling interest were as follows:

	Fiscal Year Ended
	(52 weeks)	(53 weeks)	(52 weeks)
(Amounts in thousands)	4/29/2023	4/30/2022	4/24/2021
Balance as of the beginning of the year	$8,897	$8,648	$15,553
Net income	1,277	2,311	1,068
Other comprehensive income (loss)	87	(802)	534
Dividends distributed to joint venture minority partners	—	(1,260)	(8,507)
Balance as of the end of the year	$10,261	$8,897	$8,648

Note 16: Revenue Recognition
The following table presents our revenue disaggregated by product category and by segment or unit:

	Year Ended April 29, 2023
(Amounts in thousands)	Wholesale	Retail	Corporate and Other	Total
Upholstered Furniture	$1,326,327	$811,955	$179,815	$2,318,097
Casegoods Furniture	108,098	58,455	24,673	191,226
Delivery	210,963	32,653	7,652	251,268
Other (1)	44,860	78,980	(45,950)	77,890
Total	$1,690,248	$982,043	$166,190	$2,838,481

		Eliminations		(489,048)
	Consolidated Net Sales			$2,349,433

	Year Ended April 30, 2022
(Amounts in thousands)	Wholesale	Retail	Corporate and Other	Total
Upholstered Furniture	$1,378,577	$654,272	$219,967	$2,252,816
Casegoods Furniture	110,126	47,162	24,559	181,847
Delivery	190,110	30,171	7,999	228,280
Other (1)	90,025	72,789	(56,566)	106,248
Total	$1,768,838	$804,394	$195,959	$2,769,191

		Eliminations		(412,380)
	Consolidated Net Sales			$2,356,811
(1)Primarily includes revenue for advertising, royalties, parts, accessories, after-treatment products, surcharges, discounts & allowances, rebates and other sales incentives.

Upholstered Furniture - Includes gross revenue for upholstered furniture, such as recliners, sofas, loveseats, chairs, sectionals, modulars, and ottomans. This gross revenue includes sales to La-Z-Boy Furniture Galleries® stores (including company-owned stores), operators of La-Z-Boy Comfort Studio® locations, England Custom Comfort Center locations, other major dealers, independent retailers, and the end consumer.
Casegoods Furniture - Includes gross revenue for casegoods furniture typically found in a bedroom, such as beds, chests, dressers, nightstands and benches; furniture typically found in the dining room, such as dining tables, storage units, and stools; and furniture typically found throughout the home, such as cocktail tables, chairsides, sofa tables, end tables, and entertainment centers. This gross revenue includes sales to La-Z-Boy Furniture Galleries® stores (including company-owned stores), independent retailers, and the end consumer.
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

The following table presents our contract assets and liabilities:

(Unaudited, amounts in thousands)	4/29/2023	4/30/2022
Contract assets	$44,939	$139,006

Customer deposits	$105,766	$183,233
Deferred revenue	44,939	139,006
Total contract liabilities (1)	$150,705	$322,239
(1)During the year ended April 29, 2023, we recognized revenue of $293.7 million related to our contract liability balance at April 30, 2022.

Contract assets, customer deposits and deferred revenue decreased during fiscal 2023 as we continue to work down the backlog built up in prior periods back to pre-pandemic levels.

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

Retail Segment. Our Retail segment consists of one operating segment comprised of our 171 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment sells primarily upholstered furniture, in addition to some casegoods and other accessories, to end consumers through these stores.

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

The following table presents sales and operating income (loss) by segment:

	Fiscal Year Ended
	(52 weeks)	(53 weeks)	(52 weeks)
(Amounts in thousands)	4/29/2023	4/30/2022	4/24/2021
Sales
Wholesale segment:
Sales to external customers	$1,215,429	$1,371,602	$1,006,377
Intersegment sales	474,819	397,236	294,921
Wholesale segment sales	1,690,248	1,768,838	1,301,298

Retail segment sales	982,043	804,394	612,906

Corporate and Other:
Sales to external customers	151,961	180,815	114,961
Intersegment sales	14,229	15,144	12,409
Corporate and Other sales	166,190	195,959	127,370

Eliminations	(489,048)	(412,380)	(307,330)
Consolidated sales	$2,349,433	$2,356,811	$1,734,244

Operating Income (Loss)
Wholesale segment	$115,215	$134,013	$134,312
Retail segment	161,571	109,546	46,724
Corporate and Other	(65,347)	(36,803)	(44,300)
Consolidated operating income	211,439	206,756	136,736
Interest expense	(536)	(895)	(1,390)
Interest income	6,670	1,338	1,101
Other income (expense), net	(11,784)	(1,708)	9,466
Income before income taxes	$205,789	$205,491	$145,913

The following tables present additional financial information by segment and location.

	Fiscal Year Ended
	(52 weeks)	(53 weeks)	(52 weeks)
(Amounts in thousands)	4/29/2023	4/30/2022	4/24/2021
Depreciation and Amortization
Wholesale segment	$23,327	$24,520	$19,029
Retail segment	7,922	6,320	4,894
Corporate and Other	8,944	8,931	9,098
Consolidated depreciation and amortization	$40,193	$39,771	$33,021

Capital Expenditures
Wholesale segment	$38,491	$49,373	$27,303
Retail segment	22,285	19,426	8,958
Corporate and Other	8,036	7,781	1,699
Consolidated capital expenditures	$68,812	$76,580	$37,960

Sales by Country
United States	89%	89%	91%
Canada	6%	6%	5%
Other	5%	5%	4%
Total	100%	100%	100%

(Amounts in thousands)	4/29/2023	4/30/2022
Assets
Wholesale segment	$688,238	$741,150
Retail segment	615,752	587,083
Unallocated assets	562,273	603,856
Consolidated assets	$1,866,263	$1,932,089

Long-Lived Assets by Geographic Location
Domestic	$865,556	$798,089
International	73,674	89,385
Consolidated long-lived assets	$939,230	$887,474

Note 18: Income Taxes

Income before income taxes consists of the following:

	Fiscal Year Ended
	(52 weeks)	(53 weeks)	(52 weeks)
(Amounts in thousands)	4/29/2023	4/30/2022	4/24/2021
United States	$177,940	$164,432	$124,547
Foreign	27,849	41,059	21,366
Total	$205,789	$205,491	$145,913

Income tax expense (benefit) consists of the following components:

	Fiscal Year Ended
	(52 weeks)	(53 weeks)	(52 weeks)
(Amounts in thousands)	4/29/2023	4/30/2022	4/24/2021
Federal
Current	$31,945	$30,793	$18,327
Deferred	4,960	2,303	6,771
State
Current	10,345	9,191	6,475
Deferred	1,537	1,060	2,339
Foreign
Current	7,237	11,632	4,451
Deferred	(2,176)	(1,816)	21
Total income tax expense	$53,848	$53,163	$38,384

Our effective tax rate differs from the U.S. federal income tax rate for the following reasons:

	Fiscal Year Ended
	(52 weeks)	(53 weeks)	(52 weeks)
(% of income before income taxes)	4/29/2023	4/30/2022	4/24/2021
Statutory tax rate	21.0%	21.0%	21.0%
Increase (reduction) in income taxes resulting from:
State income taxes, net of federal benefit	4.5%	3.9%	4.3%
Losses/(gains) on corporate owned life insurance	0.2%	—%	(1.2)%
Fair value adjustment of contingent consideration liability	(0.1)%	(0.3)%	2.0%
Miscellaneous items	0.6%	1.3%	0.2%
Effective tax rate	26.2%	25.9%	26.3%

For our Canada and Mexico foreign operating units, we permanently reinvest the earnings and consequently do not record a deferred tax liability relative to the undistributed earnings. We have reinvested approximately $61.0 million of the earnings. After enactment of the Tax Cuts and Jobs Act in 2017, the potential deferred tax attributable to these earnings would be approximately $2.6 million, primarily related to foreign withholding taxes and state income taxes. The Company is not permanently reinvested on undistributed earnings for its Thailand and United Kingdom foreign operating units and has provided for deferred tax attributable to those earnings of approximately $1.2 million in fiscal 2023.

The primary components of our deferred tax assets and (liabilities) were as follows:

(Amounts in thousands)	4/29/2023	4/30/2022
Assets
Leases	$110,993	$108,108
Deferred and other compensation	19,475	21,309
State income tax—net operating losses, credits and other	5,126	5,795
Warranty	7,213	6,402
Inventory	—	2,274
Workers' compensation	1,817	2,292
Bad debt	1,475	1,216
Employee benefits	2,159	2,170
Federal net operating losses, credits	530	908
Other	2,198	81
Valuation allowance	(3,468)	(3,517)
Total deferred tax assets	147,518	147,038
Liabilities
Right of use lease assets	(104,067)	(102,978)
Property, plant and equipment	(19,936)	(20,412)
Inventory	(1,802)	—
Goodwill and other intangibles	(14,128)	(11,914)
Tax on undistributed foreign earnings	(1,152)	(1,102)
Net deferred tax assets	$6,433	$10,632

The deferred tax assets associated with loss carry forwards and the related expiration dates are as follows:

(Amounts in thousands)	Amount	Expiration
Federal net operating losses	$530	Fiscal 2039
Various U.S. state net operating losses (excluding federal tax effect)	2,074	Fiscal 2024 - 2038
Foreign capital losses	147	Indefinite
Foreign net operating losses	131	Indefinite

We evaluate our deferred taxes to determine if a valuation allowance is required. Accounting standards require that we assess whether a valuation allowance should be established based on the consideration of all available evidence using a "more likely than not" standard with significant weight being given to evidence that can be objectively verified.

The evaluation of the amount of net deferred tax assets expected to be realized necessarily involves forecasting the amount of taxable income that will be generated in future years. We have forecasted future results using estimates management believes to be reasonable. We based these estimates on objective evidence such as expected trends resulting from certain leading economic indicators. Based upon our net deferred tax asset position at April 29, 2023, we estimate that approximately $13.6 million of future taxable income would need to be generated to fully recover our net deferred tax assets. The realization of deferred income tax assets is dependent on future events and actual results may vary from management's forecasts due to economic volatility and uncertainty along with unpredictable complexities in the global supply chain. Such variances could result in adjustments to the valuation allowance on deferred tax assets in future periods, and such adjustments could be material to the financial statements.

A summary of the valuation allowance by jurisdiction is as follows:

(Amounts in thousands)	4/29/2023	4/30/2022	Change
U.S. Federal	$1,822	$1,460	$362
U.S. State	1,496	1,907	(411)
Foreign	150	150	—
Total	$3,468	$3,517	$(49)

The remaining valuation allowance of $3.5 million is primarily related to certain U.S. federal, state and foreign deferred tax assets. The U.S. federal deferred taxes are primarily due to limitations on the realization of deferred taxes related to executive compensation. The U.S. state deferred taxes are primarily related to state net operating losses.

As of April 29, 2023, we had a gross unrecognized tax benefit of $1.1 million related to uncertain tax positions in various jurisdictions. A reconciliation of the beginning and ending balance of these unrecognized tax benefits is as follows:

	Fiscal Year Ended
	(52 weeks)	(53 weeks)	(52 weeks)
(Amounts in thousands)	4/29/2023	4/30/2022	4/24/2021
Balance at the beginning of the period	$1,037	$1,069	$1,030
Additions:
Positions taken during the current year	109	121	176
Positions taken during the prior year	83	10	35
Reductions:
Positions taken during the prior year	—	(23)	(19)
Decreases related to settlements with taxing authorities	—	—	—
Reductions resulting from the lapse of the statute of limitations	(145)	(140)	(153)
Balance at the end of the period	$1,084	$1,037	$1,069

We recognize interest and penalties associated with uncertain tax positions in income tax expense. We had approximately $0.4 million accrued for interest and penalties as of April 29, 2023 and April 30, 2022.

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

Our U.S. federal income tax returns for fiscal years 2020 and subsequent are still subject to audit. In addition, we conduct business in various states. The major states in which we conduct business are subject to audit for fiscal years 2019 and subsequent. Our foreign operations are subject to audit for fiscal years 2013 and subsequent.

Cash paid for taxes (net of refunds received) during the fiscal years ended April 29, 2023, April 30, 2022, and April 24, 2021, was $69.9 million, $38.6 million, and $40.5 million, respectively.

Note 19: Earnings per Share

The following is a reconciliation of the numerators and denominators we used in our computations of basic and diluted earnings per share:

	Fiscal Year Ended
	(52 weeks)	(53 weeks)	(52 weeks)
(Amounts in thousands)	4/29/2023	4/30/2022	4/24/2021
Numerator (basic and diluted):
Net income attributable to La-Z-Boy Incorporated	$150,664	$150,017	$106,461
Income allocated to participating securities (1)	—	(7)	(46)
Net income available to common Shareholders	$150,664	$150,010	$106,415

Denominator:
Basic weighted average common shares outstanding	43,148	44,023	45,983
Contingent common shares	91	79	171
Stock option dilution	1	192	213
Diluted weighted average common shares outstanding	43,240	44,294	46,367

Earnings per Share:
Basic	$3.49	$3.41	$2.31
Diluted	$3.48	$3.39	$2.30
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
We exclude the effect of options from our diluted share calculation when the weighted average exercise price of the options is higher than the average market price, since including the options' effect would be anti-dilutive. We excluded options to purchase 1.4 million and 0.2 million shares from the diluted share calculation for the years ended April 29, 2023 and April 30, 2022, respectively. We did not exclude any outstanding options from the diluted share calculation for the fiscal year ended April 24, 2021.

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

The following table presents the fair value hierarchy for those assets and liabilities we measured at fair value on a recurring basis at April 29, 2023 and April 30, 2022. There were no transfers into or out of Level 1, Level 2, or Level 3 for any of the periods presented.

At April 29, 2023
	Fair Value Measurements
(Amounts in thousands)	Level 1	Level 2	Level 3	NAV (1)	Total
Assets
Marketable securities	$—	$16,557	$—	$6,995	$23,552
Held-to-maturity investments	1,351	—	—	—	1,351
Total assets	$1,351	$16,557	$—	$6,995	$24,903

At April 30, 2022
	Fair Value Measurements
(Amounts in thousands)	Level 1	Level 2	Level 3	NAV (1)	Total
Assets
Marketable securities	$—	$33,578	$2,500	$6,543	$42,621
Held-to-maturity investments	1,337	—	—	—	1,337
Cost basis investment	—	—	7,579	—	7,579
Total assets	$1,337	$33,578	$10,079	$6,543	$51,537

Liabilities
Contingent consideration liability	$—	$—	$800	$—	$800
(1)Certain marketable securities investments are measured at fair value using net asset value per share under the practical expedient methodology.
At April 29, 2023 and April 30, 2022, we held marketable securities intended to enhance returns on our cash and to fund future obligations of our non-qualified defined benefit retirement plan, our executive deferred compensation plan and our performance compensation retirement plan. We also held other fixed income and cost basis investments.
The fair value measurements for our Level 1 and Level 2 securities are based on quoted prices in active markets, as well as through broker quotes and independent valuation providers, multiplied by the number of shares owned exclusive of any transaction costs.
At April 29, 2023, our Level 3 assets included investments in two privately-held companies consisting of non-marketable preferred shares, warrants to purchase common shares, and convertible notes. The fair value for our Level 3 equity investments is not readily determinable so we estimate the fair value as costs minus impairment, if any, plus or minus adjustments resulting from observable price changes in orderly transactions for identical or similar investments with the same issuer.
During the third quarter of fiscal 2023, we invested an additional $0.2 million in convertible notes in one of these privately-held start-up companies. Subsequently and during the fourth quarter of fiscal 2023, with respect to the same investee, we recorded an impairment charge of $10.3 million to other income (expense), net in the consolidated statement of income for the full carrying value of the preferred shares ($7.6 million) and convertible notes ($2.7 million), as it was determined the value of the investments was not recoverable. For non-marketable equity investments, the measurement of fair value requires significant judgment and includes quantitative and qualitative analysis of identified events or circumstances that impact the fair value of the investment. Among other factors, we assessed the investee's ability to meet business milestones, its financial condition and near-term prospects (including the rate at which the investee was using cash and its current debt obligations and impending debt maturities), the investee's need for additional funding, and the competitive environment in which the investee operates its business.

Our Level 3 liability included our contingent consideration liability resulting from the Joybird acquisition. The fair value of our contingent consideration liability as of April 29, 2023 reflects our expectation that no additional consideration will be owed based on our most recent financial projections and the terms of the earnout agreement. As a result, during the second quarter of fiscal 2023, we reduced the fair value of the contingent consideration liability by its full carrying value of $0.8 million which was recorded as a favorable impact to selling, general and administrative expense in our consolidated statement of income.
The following table is a reconciliation of our Level 3 assets and liabilities recorded at fair value using significant unobservable inputs:

(Amounts in thousands)	Assets	Liabilities
Balance at April 24, 2021	$7,579	$14,100
Purchases	2,500	—
Settlements	—	(10,000)
Fair value adjustment	—	(3,300)
Balance at April 30, 2022	10,079	800
Purchases	237	—
Impairment	(10,316)	—
Fair value adjustment	—	(800)
Balance at April 29, 2023	$—	$—

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

Changes in Internal Control over Financial Reporting.    There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We provide some information about our executive officers in Part I of this report, under the heading "Information About Our Executive Officers." All other information required to be reported under this item will be included in our proxy statement for our 2023 Annual Meeting of Shareholders, and all of that information is incorporated in this item by reference.
ITEM 11.    EXECUTIVE COMPENSATION.
All information required to be reported under this item will be included in our proxy statement for our 2023 Annual Meeting of Shareholders, and all of that information is incorporated in this item by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
All information required to be reported under this item will be included in our proxy statement for our 2023 Annual Meeting of Shareholders, and all of that information is incorporated into this item by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
All information required to be reported under this item will be included in our proxy statement for our 2023 Annual Meeting of Shareholders, and all of that information is incorporated in this item by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
All information required to be reported under this item will be included in our proxy statement for our 2023 Annual Meeting of Shareholders, and all of that information is incorporated in this item by reference.
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)The following documents are filed as part of this report:
(1)    Financial Statements:

Management's Report to Our Shareholders
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
Consolidated Statement of Income for each of the three fiscal years ended April 29, 2023, April 30, 2022, and April 24, 2021
Consolidated Statement of Comprehensive Income for each of the three fiscal years ended April 29, 2023, April 30, 2022, and April 24, 2021
Consolidated Balance Sheet at April 29, 2023, and April 30, 2022
Consolidated Statement of Cash Flows for the fiscal years ended April 29, 2023, April 30, 2022, and April 24, 2021
Consolidated Statement of Changes in Equity for the fiscal years ended April 29, 2023, April 30, 2022, and April 24, 2021
Notes to Consolidated Financial Statements

(2)Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts for the fiscal years ended April 29, 2023, April 30, 2022, and April 24, 2021
Schedule II immediately follows Item 16.
All other schedules are omitted because they are not applicable or not required because the required information is included in the financial statements or notes thereto.
(3)Exhibits:
The following exhibits are filed or furnished as part of this report:

Exhibit Number		Description
(3.1)		La-Z-Boy Incorporated Restated Articles of Incorporation (Incorporated by reference to Exhibit 3i to Form 10-Q for the quarter ended October 26, 1996)
(3.2)		La-Z-Boy Incorporated Amendment to Restated Articles of Incorporation effective August 21, 1998 (Incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarter ended October 27, 2012)
(3.3)		La-Z-Boy Incorporated Amendment to Restated Articles of Incorporation effective August 22, 2008 (Incorporated by reference to Exhibit 3.3 to Form 10-Q for the quarter ended October 27, 2012)
(3.4)		La-Z-Boy Incorporated Amendment to Restated Articles of Incorporation effective August 24, 2012 (Incorporated by reference to Exhibit 3.4 to Form 10-Q for the quarter ended October 27, 2012)
(3.5)		La-Z-Boy Incorporated Amended and Restated Bylaws effective August 30, 2022 (Incorporated by reference to Exhibit 3.1 Form 8-K filed August 31, 2022)
(4.1)
Credit Agreement dated as of October 15, 2021, among La-Z-Boy Incorporated, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (Incorporated by reference to Exhibit 4.1 to Form 8-K filed October 15, 2021)

(4.2)
First Amendment to Credit Agreement dated as of December 20, 2022, among La-Z-Boy Incorporated, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (Incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended January 28, 2023)

(4.3)		Description of Securities (Incorporated by reference to Exhibit 4.2 to Form 10-K for the year ended April 27, 2019)
(10.1)	*
La-Z-Boy Incorporated Restricted Stock Plan for Non-Employee Directors, amended and restated through August 12, 2003 (Incorporated by reference to Exhibit B to Definitive Proxy Statement filed July 8, 2003)

(10.2)	*	La-Z-Boy Incorporated Deferred Stock Unit Plan for Non-Employee Directors (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended October 25, 2008)
(10.3)	*
Form of Change in Control Agreement in effect for: Melinda D. Whittington. Similar agreements are in effect for each of our other executive officers except the severance period in those agreements is 24 months rather than 36 months

(10.4)	*	Form of Indemnification Agreement (covering all directors, including employee-directors) (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed January 22, 2009)
(10.5)	*
2005 La-Z-Boy Incorporated Executive Deferred Compensation Plan, amended and restated as of November 18, 2008 (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended October 24, 2009)

(10.6)	*	Amended and Restated La-Z-Boy Incorporated 2010 Omnibus Incentive Plan (Incorporated by reference to Annex A to Definitive Proxy Statement filed July 9, 2013)
(10.7)	*	La-Z-Boy Incorporated 2010 Omnibus Incentive Plan Sample Award Agreement (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended October 23, 2010)
(10.8)	*	La-Z-Boy Incorporated 2010 Omnibus Incentive Plan Revised Sample Award Agreement effective July 9, 2012 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed July 9, 2012)
(10.9)	*	La-Z-Boy Incorporated Severance Plan for Executive Officers
(10.10)	*	La-Z-Boy Incorporated Performance Compensation Retirement Plan effective April 27, 2013 (Incorporated by reference to Exhibit 10.16 to Form 10-K for the fiscal year ended April 27, 2013)
(10.11)	*	2014 Amendment to La-Z-Boy Incorporated Performance Compensation Retirement Plan (Incorporated by reference to Exhibit 10.16 to Form 10-K for the fiscal year ended April 26, 2014)
(10.12)	*	La-Z-Boy Incorporated 2017 Omnibus Incentive Plan (Incorporated by reference to Annex A to Definitive Proxy Statement filed July 18, 2017)
(10.13)	*	La-Z-Boy Incorporated 2017 Omnibus Incentive Plan Sample Award Agreement (Incorporated by reference to Exhibit 10.14 to Form 10-K for the fiscal year ended April 27, 2019)

Exhibit Number		Description
(10.14)	*
La-Z-Boy Incorporated 2017 Omnibus Incentive Plan Revised Sample Award Agreement effective June 22, 2020 (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the fiscal quarter ended July 25, 2020)

(10.15)	*
La-Z-Boy Incorporated 2017 Omnibus Incentive Plan Revised Sample Award Agreement effective June 21, 2021 (Incorporated by reference to Exhibit 10.16 to Form 10-K for the fiscal year ended April 30, 2022)

(10.16)	*	La-Z-Boy Incorporated 2017 Omnibus Incentive Plan Revised Sample Award Agreement effective June 28, 2022 (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended July 30, 2022)
(10.17)	*	La-Z-Boy Incorporated 2022 Omnibus Incentive Plan (Incorporated by reference to Appendix A to Definitive Proxy Statement filed July 20, 2022)
(21)		List of subsidiaries of La-Z-Boy Incorporated
(23)		Consent of PricewaterhouseCoopers LLP (EDGAR filing only)
(31.1)		Certifications of Chief Executive Officer pursuant to Rule 13a-14(a)
(31.2)		Certifications of Chief Financial Officer pursuant to Rule 13a-14(a)
(32)		Certifications pursuant to 18 U.S.C. Section 1350
(101.INS)		XBRL Instance Document
(101.SCH)		XBRL Taxonomy Extension Schema Document
(101.CAL)		XBRL Taxonomy Extension Calculation Linkbase Document
(101.LAB)		XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)		XBRL Taxonomy Extension Presentation Linkbase Document
(101.DEF)		XBRL Taxonomy Extension Definition Linkbase Document
(104)		The cover page from the Company's Annual Report on Form 10-K for the year ended April 29, 2023,
*    Indicates a management contract or compensatory plan or arrangement under which a director or executive officer may receive benefits.
ITEM 16.    FORM 10-K SUMMARY.
None.

LA-Z-BOY INCORPORATED
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

			Additions
Description	Balance at Beginning of Year	Acquisitions	Charged/ (Credited) to Costs and Expenses		Charged/ (Credited) to Other Accounts		Deductions		Balance at End of Year
Allowance for doubtful accounts, deducted from accounts receivable:
April 29, 2023	$3,406	$—	$1,489	(1)	$—		$(119)	(2)	$4,776
April 30, 2022	4,011	51	(629)	(1)	—		(27)	(2)	3,406
April 24, 2021	7,541	—	(3,319)	(1)	—		(211)	(2)	4,011
Allowance for deferred tax assets:
April 29, 2023	$3,517	$—	$370		$(419)	(3)	$—		$3,468
April 30, 2022	3,495	133	851		(962)	(3)	—		3,517
April 24, 2021	2,137	—	2,308		(950)	(3)	—		3,495
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

DATE: June 20, 2023		LA-Z-BOY INCORPORATED

	BY	/s/ MELINDA D. WHITTINGTON
Melinda D. Whittington President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of June 20, 2023, by the following persons on behalf of the registrant and in the capacities indicated.

/s/ M.T. LAWTON	/s/ E.L. ALEXANDER
M.T. Lawton Chairman of the Board	E.L. Alexander Director

/s/ S.M. GALLAGHER	/s/ J.P. HACKETT
S.M. Gallagher Director	J.P. Hackett Director

/s/ J.E. KERR	/s/ M.S. LAVIGNE
J.E. Kerr Director	M.S. Lavigne Director

/s/ R.G. LUCIAN	/s/ W.A. MCCOLLOUGH
R.G. Lucian Senior Vice President and Chief Financial Officer	W.A. McCollough Director

/s/ J.L. MCCURRY	/s/ R.L. O'GRADY
J.L. McCurry Vice President, Corporate Controller and Chief Accounting Officer	R.L. O'Grady Director

/s/ L.B. PETERS	/s/ M.D. WHITTINGTON
L.B. Peters Director	M.D. Whittington President and Chief Executive Officer, Director