Form 10-Q
period 2023-07-29
LA-Z-BOY INC
filed 2023-08-22
CIK 57131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2023
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                     Yes  ☐   No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 15, 2023
Common Stock, $1.00 Par Value	43,051,539

LA-Z-BOY INCORPORATED
FORM 10-Q FIRST QUARTER OF FISCAL 2024

PART I - FINANCIAL INFORMATION (UNAUDITED)
ITEM 1. FINANCIAL STATEMENTS

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

	Quarter Ended
(Unaudited, amounts in thousands, except per share data)	7/29/2023	7/30/2022
Sales	$481,651	$604,091
Cost of sales	275,923	373,061
Gross profit	205,728	231,030
Selling, general and administrative expense	171,202	178,387
Operating income	34,526	52,643
Interest expense	(122)	(159)
Interest income	3,056	474
Other income (expense), net	556	45
Income before income taxes	38,016	53,003
Income tax expense	10,090	14,063
Net income	27,926	38,940
Net income attributable to noncontrolling interests	(447)	(452)
Net income attributable to La-Z-Boy Incorporated	$27,479	$38,488

Basic weighted average common shares	43,239	43,092
Basic net income attributable to La-Z-Boy Incorporated per share	$0.64	$0.89

Diluted weighted average common shares	43,333	43,142
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.63	$0.89

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Quarter Ended
(Unaudited, amounts in thousands)	7/29/2023	7/30/2022
Net income	$27,926	$38,940
Other comprehensive income (loss)
Currency translation adjustment	1,047	(2,160)
Net unrealized gain on marketable securities, net of tax	220	86
Net pension amortization, net of tax	23	36
Total other comprehensive income (loss)	1,290	(2,038)
Total comprehensive income before noncontrolling interests	29,216	36,902
Comprehensive (income) loss attributable to noncontrolling interests	(407)	67
Comprehensive income attributable to La-Z-Boy Incorporated	$28,809	$36,969

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET

(Unaudited, amounts in thousands, except par value)	7/29/2023	4/29/2023
Current assets
Cash and equivalents	$336,434	$343,374
Restricted cash	3,816	3,304
Receivables, net of allowance of $4,425 at 7/29/2023 and $4,776 at 4/29/2023	110,857	125,536
Inventories, net	269,429	276,257
Other current assets	108,944	106,129
Total current assets	829,480	854,600
Property, plant and equipment, net	277,282	278,578
Goodwill	207,488	205,008
Other intangible assets, net	41,529	39,375
Deferred income taxes – long-term	8,545	8,918
Right of use lease assets	422,894	416,269
Other long-term assets, net	60,367	63,515
Total assets	$1,847,585	$1,866,263

Current liabilities
Accounts payable	$97,954	$107,460
Lease liabilities, short-term	77,758	77,751
Accrued expenses and other current liabilities	262,196	290,650
Total current liabilities	437,908	475,861
Lease liabilities, long-term	374,972	368,163
Other long-term liabilities	70,775	70,142
Shareholders' equity
Preferred shares – 5,000 authorized; none issued	—	—
Common shares, $1.00 par value – 150,000 authorized; 43,110 outstanding at 7/29/2023 and 43,318 outstanding at 4/29/2023	43,110	43,318
Capital in excess of par value	356,684	358,891
Retained earnings	557,666	545,155
Accumulated other comprehensive loss	(4,198)	(5,528)
Total La-Z-Boy Incorporated shareholders' equity	953,262	941,836
Noncontrolling interests	10,668	10,261
Total equity	963,930	952,097
Total liabilities and equity	$1,847,585	$1,866,263

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS

	Quarter Ended
(Unaudited, amounts in thousands)	7/29/2023	7/30/2022
Cash flows from operating activities
Net income	$27,926	$38,940
Adjustments to reconcile net income to cash provided by operating activities
(Gain)/loss on disposal and impairment of assets	113	(4)
(Gain)/loss on sale of investments	307	30
Provision for doubtful accounts	(405)	293
Depreciation and amortization	10,211	9,516
Amortization of right-of-use lease assets	17,265	18,845
Lease impairment/(settlement)	(1,175)	—
Equity-based compensation expense	2,526	1,417
Change in deferred taxes	602	544
Change in receivables	14,769	25,098
Change in inventories	9,271	(25,954)
Change in other assets	(2,820)	(1,229)
Change in payables	(8,565)	22,113
Change in lease liabilities	(17,882)	(19,256)
Change in other liabilities	(26,230)	(37,249)
Net cash provided by operating activities	25,913	33,104

Cash flows from investing activities
Proceeds from disposals of assets	4,031	46
Capital expenditures	(13,457)	(20,999)
Purchases of investments	(11,407)	(2,176)
Proceeds from sales of investments	12,404	4,421
Acquisitions	(4,250)	(7,230)
Net cash used for investing activities	(12,679)	(25,938)

Cash flows from financing activities
Payments on debt and finance lease liabilities	(67)	(31)
Stock issued for stock and employee benefit plans, net of shares withheld for taxes	(1,978)	(1,703)
Repurchases of common stock	(10,007)	(5,004)
Dividends paid to shareholders	(7,852)	(7,097)
Net cash used for financing activities	(19,904)	(13,835)

Effect of exchange rate changes on cash and equivalents	242	(750)
Change in cash, cash equivalents and restricted cash	(6,428)	(7,419)
Cash, cash equivalents and restricted cash at beginning of period	346,678	248,856
Cash, cash equivalents and restricted cash at end of period	$340,250	$241,437

Supplemental disclosure of non-cash investing activities
Capital expenditures included in payables	$7,188	$7,130

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited, amounts in thousands)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Total
At April 29, 2023	$43,318	$358,891	$545,155	$(5,528)	$10,261	$952,097
Net income	—	—	27,479	—	447	27,926
Other comprehensive income (loss)	—	—	—	1,330	(40)	1,290
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	149	(221)	(1,906)	—	—	(1,978)
Repurchases of 357 shares of common stock	(357)	(4,512)	(5,138)	—	—	(10,007)
Stock option and restricted stock expense	—	2,526	—	—	—	2,526
Dividends declared and paid ($0.1815/share)	—	—	(7,852)	—	—	(7,852)
Dividends declared not paid ($0.1815/share)	—	—	(72)	—	—	(72)
At July 29, 2023	$43,110	$356,684	$557,666	$(4,198)	$10,668	$963,930

(Unaudited, amounts in thousands)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Total
At April 30, 2022	$43,089	$342,252	$431,181	$(5,797)	$8,897	$819,622
Net income	—	—	38,488	—	452	38,940
Other comprehensive income (loss)	—	—	—	(1,519)	(519)	(2,038)
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	151	(194)	(1,660)	—	—	(1,703)
Repurchases of 204 shares of common stock	(204)	—	(4,800)	—	—	(5,004)
Stock option and restricted stock expense	—	1,417	—	—	—	1,417
Dividends declared and paid ($0.165/share)	—	—	(7,097)	—	—	(7,097)
Dividends declared not paid ($0.165/share)	—	—	(45)	—	—	(45)
At July 30, 2022	$43,036	$343,475	$456,067	$(7,316)	$8,830	$844,092

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

The accompanying consolidated financial statements include the consolidated accounts of La-Z-Boy Incorporated and our majority-owned subsidiaries (collectively, the "Company"). We derived the April 29, 2023 balance sheet from our audited financial statements. We prepared the interim financial information in conformity with generally accepted accounting principles ("US GAAP"), which we applied on a basis consistent with those reflected in our fiscal 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”), but the information does not include all of the disclosures required by US GAAP. In management’s opinion, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments (except as otherwise disclosed), that are necessary for a fair statement of results for the respective interim periods. The interim results reflected in the accompanying financial statements are not necessarily indicative of the results of operations that will occur for the full fiscal year ending April 27, 2024.

At July 29, 2023, we owned investments in two privately-held companies consisting of non-marketable preferred shares, warrants to purchase common shares, and convertible notes. Each of these companies is a variable interest entity and we have not consolidated their results in our financial statements because we do not have the power to direct those activities that most significantly impact their economic performance and, therefore, are not the primary beneficiary.

Accounting Pronouncements Adopted in Fiscal 2024

The following table summarizes Accounting Standards Updates ("ASUs") which were adopted in fiscal 2024, but did not have a material impact on our accounting policies or our consolidated financial statements and related disclosures.

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

ASU	Description	Adoption Date
ASU 2023-02	Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method	Fiscal 2025

Change in Accounting Policy - Distribution Center Costs

In the first quarter of fiscal 2024, we made a voluntary change to the presentation of costs directly attributable to our distribution activities conducted through our distribution centers in the United States. Our policy has changed from presenting these costs within selling, general and administrative ("SG&A") expense to presenting them as cost of sales. We believe this presentation is preferable because it will enhance the comparability of our financial statements with those of our industry peers and align with how we internally manage supply chain costs and margin.

In accordance with US GAAP, the period presented below has been retrospectively adjusted to reflect the change to cost of sales and SG&A expense. This change had no impact to sales, income from operations, net income, earnings per share, retained earnings or other components of equity or net assets.

(Unaudited, amounts in thousands)	For the Quarter Ended July 30, 2022
	Previously Reported	Effect of Change	As Adjusted
Cost of sales	$362,631	$10,430	$373,061
Gross profit	241,460	(10,430)	231,030
Selling, general and administrative expense	188,817	(10,430)	178,387

Torreón Closure

During the third quarter of fiscal 2023, we made the decision to close our manufacturing facility in Torreón, Mexico as part of our initiative to drive improved efficiencies through optimized staffing levels within our plants. As a result of this action, charges were recorded within the Wholesale segment in the third and fourth quarters of fiscal 2023, totaling $9.2 million in SG&A expense for the impairment of various assets, primarily long-lived assets, and $1.6 million in cost of sales, primarily related to severance. During the first quarter of fiscal 2024, we terminated our lease on the Torreón facility and recognized a $1.2 million gain in SG&A expense within the Wholesale segment related to the settlement of our lease obligation on the previously impaired long-lived assets.

Note 2: Acquisitions

None of the below acquisitions were significant to our consolidated financial statements, and, therefore, pro-forma financial information is not presented. All of our provisional purchase accounting estimates for the acquisitions completed in fiscal 2024 are based on the information and data available to us as of the time of the issuance of these financial statements, and in accordance with Accounting Standard Codification Topic 805-10-25-15, are subject to change within the first 12 months following the acquisition as we gain additional data.

Each of the following Retail acquisitions completed in fiscal 2024 and 2023 reflect a core component of our strategic priorities, which is to grow our company-owned retail business and leverage our integrated retail model (where we earn a combined profit on both the wholesale and retail sales) in suitable geographic markets, alongside the existing La-Z-Boy Furniture Galleries® network.

Prior to each Retail acquisition completed in fiscal 2024 and 2023, we licensed to the counterparty the exclusive right to own and operate the La-Z-Boy Furniture Galleries® stores (and to use the associated trademarks and trade name) in each of their respective markets, and we reacquired these rights when we consummated the transaction. These required rights are indefinite-lived because our retailer agreements are perpetual agreements that have no specific expiration date and no renewal options. The effective settlement date of these arrangements resulted in no settlement gain or loss as the contractual terms were at market. For federal income tax purposes, we amortize and deduct these indefinite-lived intangible assets and goodwill, if any, over 15 years.

Colorado Springs, Colorado Acquisition

On July 17, 2023, we completed our acquisition of the Colorado Springs, Colorado business that operates two independently owned La-Z-Boy Furniture Galleries® stores and one distribution center for $6.0 million, subject to customary adjustments. We paid total cash of $4.3 million in the first quarter of fiscal 2024 and the remaining consideration includes forgiveness of accounts receivable and payments based on working capital adjustments. As part of the acquisition, we recorded an indefinite-lived intangible asset of $2.3 million related to the reacquired rights described above. We also recognized $2.0 million of goodwill in our Retail segment related primarily to synergies we expect from the integration of the acquired stores and future benefits of these synergies.

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

(Unaudited, amounts in thousands)	7/29/2023	7/30/2022
Cash and cash equivalents	$336,434	$238,170
Restricted cash	3,816	3,267
Total cash, cash equivalents and restricted cash	$340,250	$241,437

Note 4: Inventories

A summary of inventories is as follows:

(Unaudited, amounts in thousands)	7/29/2023	4/29/2023
Raw materials	$119,477	$116,440
Work in process	21,512	24,328
Finished goods	174,352	181,401
FIFO inventories	315,341	322,169
Excess of FIFO over LIFO	(45,912)	(45,912)
Total inventories	$269,429	$276,257

Note 5: Goodwill and Other Intangible Assets

We have goodwill on our consolidated balance sheet as follows:

Reportable Segment/Unit	Reporting Unit	Related Acquisition
Wholesale Segment	United Kingdom	Wholesale business in the United Kingdom and Ireland
Wholesale Segment	United Kingdom	La-Z-Boy United Kingdom Manufacturing (Furnico)
Retail Segment	Retail	La-Z-Boy Furniture Galleries® stores
Corporate and Other	Joybird	Joybird

The following table summarizes changes in the carrying amount of our goodwill by reportable segment:

(Unaudited, amounts in thousands)	Wholesale Segment	Retail Segment	Corporate and Other	Total Goodwill
Balance at April 29, 2023 (1)	$20,202	$129,360	$55,446	$205,008
Acquisitions	—	1,951	—	1,951
Translation adjustment	450	79	—	529
Balance at July 29, 2023 (1)	$20,652	$131,390	$55,446	$207,488
(1)Includes $26.9 million of accumulated impairment losses in Corporate and Other.

We have intangible assets on our consolidated balance sheet as follows:

Reportable Segment	Intangible Asset	Useful Life
Wholesale Segment	Primarily acquired customer relationships from our acquisition of the wholesale business in the United Kingdom and Ireland	Amortizable over useful lives that do not exceed 15 years
Wholesale Segment	American Drew® trade name	Indefinite-lived
Retail Segment	Reacquired rights to own and operate La-Z-Boy Furniture Galleries® stores	Indefinite-lived
Corporate and Other	Joybird® trade name	Amortizable over eight-year useful life

The following summarizes changes in our intangible assets:

(Unaudited, amounts in thousands)	Indefinite- Lived Trade Names	Finite-Lived Trade Name	Indefinite- Lived Reacquired Rights	Other Intangible Assets	Total Intangible Assets
Balance at April 29, 2023	$1,155	$2,594	$33,739	$1,887	$39,375
Acquisitions	—	—	2,307	—	2,307
Amortization	—	(200)	—	(55)	(255)
Translation adjustment	—	—	60	42	102
Balance at July 29, 2023	$1,155	$2,394	$36,106	$1,874	$41,529

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

The following summarizes our investments:

(Unaudited, amounts in thousands)	7/29/2023	4/29/2023
Short-term investments:
Marketable securities	$7,402	$5,043
Held-to-maturity investments	1,349	1,351
Total short-term investments	8,751	6,394
Long-term investments:
Marketable securities	15,107	18,509
Total investments	$23,858	$24,903

Investments to enhance returns on cash	$10,646	$11,617
Investments to fund compensation/retirement plans	13,212	13,286
Total investments	$23,858	$24,903

The following is a summary of the unrealized gains, unrealized losses, and fair value by investment type:

	7/29/2023			4/29/2023
(Unaudited, amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$1,890	$(68)	$7,446	$1,338	$(103)	$6,853
Fixed income	13	(297)	12,545	42	(620)	14,039
Other	1,170	—	3,867	1,171	—	4,011
Total securities	$3,073	$(365)	$23,858	$2,551	$(723)	$24,903

The following table summarizes sales of marketable securities:

	Quarter Ended
(Unaudited, amounts in thousands)	7/29/2023	7/30/2022
Proceeds from sales	$12,404	$4,246
Gross realized gains	153	27
Gross realized losses	(459)	(56)

The following is a summary of the fair value of fixed income marketable securities, classified as available-for-sale securities, by contractual maturity:

(Unaudited, amounts in thousands)	7/29/2023
Within one year	$7,398
Within two to five years	1,899
Within six to ten years	—
Thereafter	3,248
Total	$12,545

Note 7: Product Warranties

We accrue an estimated liability for product warranties when we recognize revenue on the sale of warrantied products. We estimate future warranty claims on product sales based on our historical claims experience and periodically adjust the provision to reflect changes in actual experience. We incorporate repair costs into our liability estimates, including materials, labor and overhead amounts necessary to perform repairs, and any costs associated with delivering repaired product to our customers. Over 90% of our warranty liability relates to our Wholesale reportable segment, as we generally warrant our products against defects for one to three years on fabric and leather, from one to ten years on cushions and padding, and provide a limited lifetime warranty on certain mechanisms and frames, unless otherwise noted in the warranty. Additionally, our Wholesale segment warranties cover labor costs relating to our parts for one year. We provide a limited lifetime warranty against defects on a majority of Joybird products, which are a part of our Corporate and Other results. For all our manufacturer warranties, the warranty period begins when the consumer receives our product. We use considerable judgment in making our estimates, and we record differences between our actual and estimated costs when the differences are known.

A reconciliation of the changes in our product warranty liability is as follows:

	Quarter Ended
(Unaudited, amounts in thousands)	7/29/2023 (1)	7/30/2022
Balance as of the beginning of the period	$30,984	$27,036
Accruals during the period	6,665	7,826
Settlements during the period	(6,855)	(7,346)
Balance as of the end of the period	$30,794	$27,516
(1)$20.0 million and $19.9 million is recorded in accrued expenses and other current liabilities as of July 29, 2023, and April 29, 2023, respectively, while the remainder is included in other long-term liabilities.

We recorded accruals during the periods presented in the table above, primarily to reflect charges that relate to warranties issued during the respective periods.

Note 8: Stock-Based Compensation

The table below summarizes the total stock-based compensation expense we recognized for all outstanding grants in our consolidated statement of income:

	Quarter Ended
(Unaudited, amounts in thousands)	7/29/2023	7/30/2022
Equity-based awards expense	$2,526	$1,417
Liability-based awards expense (1)	88	128
Total stock-based compensation expense	$2,614	$1,545
(1)Includes stock appreciation rights, deferred stock units issued to Directors, restricted stock units, and performance-based units. Compensation expense for these awards is based on the market price of our common stock on the grant date and is remeasured each reporting period based on the market value of our common shares on the last day of the reported period.

Restricted Stock. We granted 330,140 shares of restricted stock units to employees during the first quarter of fiscal 2024 and we also have restricted stock awards outstanding from previous grants. We issue restricted stock at no cost to the employees and account for restricted stock awards as equity-based awards because when they vest, they will be settled in common shares. We recognize compensation expense for restricted stock over the vesting period equal to the fair value on the date our Compensation and Talent Oversight Committee of our board of directors approved the awards. Restricted stock awards vest at 25% per year, beginning one year from the grant date for a term of four years, with continued vesting upon retirement with respect to the fiscal 2023 and 2024 grants. We accelerate the expense for restricted stock granted to retirement-eligible employees over the vesting period, with expense recognized from the grant date through their retirement eligibility date or over the ten months following the grant date, whichever period is longer. We have elected to recognize forfeitures as an adjustment to compensation expense in the same period as the forfeitures occur. The weighted-average fair value of the restricted stock that was awarded in the first quarter of fiscal 2024 was $27.66 per share, the market value of our common shares on the date of grant.

Performance Shares. During the first quarter of fiscal 2024, we granted 219,154 performance-based shares, and we also have performance-based share awards outstanding from previous grants. Payouts of these grants depend on our financial performance (50%) and a market-based condition based on the total return our shareholders receive on their investment in our stock relative to returns earned through investments in other public companies (50%). The performance share opportunity ranges from 50% of the employee’s target award if minimum performance requirements are met to a maximum of 200% of the target award based on the attainment of certain financial and shareholder-return goals over a specific performance period, which is generally three fiscal years.

We account for performance-based shares as equity-based awards because when they vest, they will be settled in common shares. In the event of an employee's termination during the vesting period, the potential right to earn shares under this program is generally forfeited and we have elected to recognize forfeitures as an adjustment to compensation expense in the same period in which the forfeitures occur. For shares that vest based on our results relative to the performance goals, we expense as compensation cost the fair value of the shares as of the day we granted the awards recognized over the performance period, taking into account the probability that we will satisfy the performance goals. The fair value of each share of the awards we granted in fiscal 2024 that vest based on attaining performance goals was $25.48, the market value of our common shares on the date we granted the awards less the dividends we expect to pay before the shares vest. For shares that vest based on market conditions, we use a Monte Carlo valuation model to estimate each share’s fair value as of the date of grant. The Monte Carlo valuation model uses multiple simulations to evaluate our probability of achieving various stock price levels to determine our expected performance ranking relative to our peer group. For shares that vest based on market conditions, we expense compensation cost over the vesting period regardless of whether the market condition is ultimately satisfied. Based on the Monte Carlo model, the fair value as of the grant date of the fiscal 2024 grant of shares that vest based on market conditions was $34.15.

Stock Options. We did not grant stock options to employees during fiscal 2024, but we have stock options outstanding from grants from prior years. We account for stock options as equity-based awards because when they are exercised, they will be settled in common shares. We recognize compensation expense for stock options over the vesting period equal to the fair value on the date our Compensation and Talent Oversight Committee of our board of directors approved the awards. The vesting period for our stock options ranges from one to four years, with accelerated vesting upon retirement. The vesting date for retirement-eligible employees is the later of the date they meet the criteria for retirement or ten months after the grant date. We accelerate the expense for options granted to retirement eligible employees over the vesting period, with expense recognized from the grant date through their retirement eligibility date or over the ten months following the grant date, whichever period is longer. We have elected to recognize forfeitures as an adjustment to compensation expense in the same period as the forfeitures occur. Granted options outstanding under the former long-term equity award plan remain in effect and have a term of 10 years. We estimated the fair value of the employee stock options granted in prior years at their respective grant date using the Black-Scholes option-pricing model, which requires management to make certain assumptions.

Note 9: Accumulated Other Comprehensive Income (Loss)

Activity in accumulated other comprehensive income (loss) for the quarters ended July 29, 2023, and July 30, 2022, is as follows:

(Unaudited, amounts in thousands)	Translation adjustment	Unrealized gain (loss) on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive income (loss)
Balance at April 29, 2023	$(2,652)	$(145)	$(2,731)	$(5,528)
Changes before reclassifications	1,087	(15)	—	1,072
Amounts reclassified to net income	—	307	31	338
Tax effect	—	(72)	(8)	(80)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	1,087	220	23	1,330
Balance at July 29, 2023	$(1,565)	$75	$(2,708)	$(4,198)

Balance at April 30, 2022	$(1,961)	$(298)	$(3,538)	$(5,797)
Changes before reclassifications	(1,641)	55	—	(1,586)
Amounts reclassified to net income	—	59	48	107
Tax effect	—	(28)	(12)	(40)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(1,641)	86	36	(1,519)
Balance at July 30, 2022	$(3,602)	$(212)	$(3,502)	$(7,316)

We reclassified both the unrealized gain (loss) on marketable securities and the net pension amortization from accumulated other comprehensive loss to net income through other income (expense), net.

The components of noncontrolling interest were as follows:

	Quarter Ended
(Unaudited, amounts in thousands)	7/29/2023	7/30/2022
Balance as of the beginning of the period	$10,261	$8,897
Net income	447	452
Other comprehensive income (loss)	(40)	(519)
Balance as of the end of the period	$10,668	$8,830

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

The following table presents our revenue disaggregated by product category and by segment or unit:

	Quarter Ended July 29, 2023				Quarter Ended July 30, 2022
(Unaudited, amounts in thousands)	Wholesale	Retail	Corporate and Other	Total	Wholesale	Retail	Corporate and Other	Total
Upholstered Furniture	$283,418	$170,714	$46,434	$500,566	$330,478	$196,802	$51,242	$578,522
Casegoods Furniture	20,376	11,833	4,708	36,917	28,006	12,454	7,728	48,188
Delivery	40,043	8,243	1,902	50,188	56,237	8,016	1,903	66,156
Other (1)	(10,362)	17,453	(12,983)	(5,892)	27,097	18,749	(12,143)	33,703
Total	333,475	208,243	40,061	581,779	441,818	236,021	48,730	726,569

Eliminations				(100,128)				(122,478)
Consolidated Net Sales				$481,651				$604,091
(1)Primarily includes discounts and allowances, revenue for advertising, royalties, parts, accessories, after-treatment products, surcharges, rebates and other sales incentives. In fiscal 2024, certain amounts that were previously charged as surcharges in fiscal 2023 are now included in the base product pricing and reflected in the amounts by product category.

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

Contract Assets and Liabilities. We receive customer deposits from end consumers before we recognize revenue and in some cases, we have the unconditional right to collect the remaining portion of the order price before we fulfill our performance obligation, resulting in a contract asset and a corresponding deferred revenue liability. In our consolidated balance sheet, customer deposits and deferred revenue (collectively, the "contract liabilities") are reported in accrued expenses and other current liabilities while contract assets are reported as other current assets.

The following table presents our contract assets and liabilities:

(Unaudited, amounts in thousands)	7/29/2023	4/29/2023
Contract assets	$41,604	$44,939

Customer deposits	$97,172	$105,766
Deferred revenue	41,604	44,939
Total contract liabilities (1)	$138,776	$150,705
(1)During the quarter ended July 29, 2023, we recognized revenue of $126.0 million related to our contract liability balance at April 29, 2023.

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

Retail Segment. Our Retail segment consists of one operating segment comprised of our 175 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment sells primarily upholstered furniture, in addition to some casegoods and other accessories, to end consumers through these stores.

Corporate and Other. Corporate and Other includes the shared costs for corporate functions, including human resources, information technology, finance and legal, in addition to revenue generated through royalty agreements with companies licensed to use the La-Z-Boy® brand name on various products. We consider our corporate functions to be other business activities and have aggregated them with our other insignificant operating segments, including our global trading company in Hong Kong and Joybird, an e-commerce retailer that manufactures upholstered furniture, such as sofas, loveseats, chairs, ottomans, sleeper sofas and beds, and also imports casegoods (wood) furniture, such as occasional tables and other accessories. Joybird sells to the end consumer primarily online through its website, www.joybird.com. None of the operating segments included in Corporate and Other meet the requirements of reportable segments.
The following table presents sales and operating income (loss) by segment:

	Quarter Ended
(Unaudited, amounts in thousands)	7/29/2023	7/30/2022
Sales
Wholesale segment:
Sales to external customers	$236,251	$323,728
Intersegment sales	97,224	118,090
Wholesale segment sales	333,475	441,818

Retail segment sales	208,243	236,021

Corporate and Other:
Sales to external customers	37,157	44,342
Intersegment sales	2,904	4,388
Corporate and Other sales	40,061	48,730

Eliminations	(100,128)	(122,478)
Consolidated sales	$481,651	$604,091

Operating Income (Loss)
Wholesale segment	$23,503	$26,142
Retail segment	29,264	38,152
Corporate and Other	(18,241)	(11,651)
Consolidated operating income	34,526	52,643
Interest expense	(122)	(159)
Interest income	3,056	474
Other income (expense), net	556	45
Income before income taxes	$38,016	$53,003

Note 12: Income Taxes

Our effective tax rate was 26.5% for both the quarter ended July 29, 2023 and the quarter ended July 30, 2022. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes.

Note 13: Earnings per Share

The following is a reconciliation of the numerators and denominators we used in our computations of basic and diluted earnings per share:

	Quarter Ended
(Unaudited, amounts in thousands, except per share data)	7/29/2023	7/30/2022
Numerator (basic and diluted):
Net income available to common Shareholders	$27,479	$38,488

Denominator:
Basic weighted average common shares outstanding	43,239	43,092
Contingent common shares	54	50
Stock option dilution	40	—
Diluted weighted average common shares outstanding	43,333	43,142

Earnings per Share:
Basic	$0.64	$0.89
Diluted	$0.63	$0.89

The values for contingent common shares set forth above reflect the dilutive effect of common shares that we would have issued to employees under the terms of performance-based share awards if the relevant performance period for the award had been the reporting period.

We exclude the effect of options from our diluted share calculation when the weighted average exercise price of the options is higher than the average market price, since including the options' effect would be anti-dilutive. For the quarters ended July 29, 2023 and July 30, 2022, we excluded options to purchase 0.7 million shares and 1.5 million shares from the diluted share calculation, respectively.

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

The following table presents the fair value hierarchy for those assets and liabilities we measured at fair value on a recurring basis at July 29, 2023 and April 29, 2023. There were no transfers into or out of Level 1, Level 2, or Level 3 for any of the periods presented.

At July 29, 2023
	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1	Level 2	Level 3	NAV(1)	Total
Assets
Marketable securities	$—	$11,815	$—	$10,694	$22,509
Held-to-maturity investments	1,349	—	—	—	1,349
Total assets	$1,349	$11,815	$—	$10,694	$23,858

At April 29, 2023
	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1	Level 2	Level 3	NAV(1)	Total
Assets
Marketable securities	$—	$16,557	$—	$6,995	$23,552
Held-to-maturity investments	1,351	—	—	—	1,351
Total assets	$1,351	$16,557	$—	$6,995	$24,903
(1)Certain marketable securities investments are measured at fair value using net asset value per share under the practical expedient methodology.

At July 29, 2023 and April 29, 2023, we held marketable securities intended to enhance returns on our cash and to fund future obligations of our non-qualified defined benefit retirement plan, our executive deferred compensation plan and our performance compensation retirement plan.

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

Our actual future results and trends may differ materially from those we anticipate depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed in our Annual Report for the fiscal year ended April 29, 2023, under Item 1A, "Risk Factors" and Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations." Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in our Annual Report for the fiscal year ended April 29, 2023 or any other public statement made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or for any other reason.

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

As of July 29, 2023, our supply chain operations included the following:

•Five major manufacturing locations and 13 distribution centers in the United States and four facilities in Mexico to support our speed-to-market and customization strategy
•A logistics company that distributes a portion of our products in the United States
•A wholesale sales office that is responsible for distribution of our product in the United Kingdom and Ireland
•An upholstery manufacturing business in the United Kingdom
•A global trading company in Hong Kong which helps us manage our Asian supply chain by establishing and maintaining relationships with our Asian suppliers, as well as identifying efficiencies and savings opportunities

During the third quarter of fiscal 2023, we made the decision to close our manufacturing facility in Torreón, Mexico as part of our initiative to drive improved efficiencies through optimized staffing levels within our plants. As a result of this action, charges were recorded within the Wholesale segment in the third and fourth quarters of fiscal 2023, totaling $9.2 million in SG&A expense for the impairment of various assets, primarily long-lived assets, and $1.6 million in cost of sales, primarily related to severance. During the first quarter of fiscal 2024, we terminated our lease on the Torreón facility and recognized a $1.2 million gain in SG&A expense within the Wholesale segment related to the settlement of our lease obligation on the previously impaired long-lived assets.

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

•The centerpiece of our retail distribution strategy is our network of 351 La-Z-Boy Furniture Galleries® stores and 521 La-Z-Boy Comfort Studio® locations, each dedicated to marketing our La-Z-Boy branded products. We consider this dedicated space to be “proprietary.”

◦La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort, and quality of La-Z-Boy furniture with our available design services. We own 175 of the La-Z-Boy Furniture Galleries® stores, while the remainder are independently owned and operated.
◦La-Z-Boy Comfort Studio® locations are defined spaces within larger independent retailers that are dedicated to displaying and selling La-Z-Boy branded products. All 521 La-Z-Boy Comfort Studio® locations are independently owned and operated.
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

◦Kincaid and England have their own dedicated proprietary in-store programs with 615 outlets and approximately 1.8 million square feet of proprietary floor space.

•In total, our proprietary floor space includes approximately 12.0 million square feet worldwide.

•Joybird sells product primarily online and also has limited retail showroom floor space through eleven small-format stores in key urban markets.

Our goal is to deliver value to our shareholders over the long term by executing our Century Vision, our strategic plan for growth to our centennial year in 2027, in which we aim to grow sales and market share and strengthen our operating margins. The foundation of our strategic plan is to drive disproportionate growth of our two consumer brands, La-Z-Boy and Joybird, by delivering the transformational power of comfort with a consumer-first approach. We plan to drive growth in the following ways:

Expanding the La-Z-Boy brand reach

•Leveraging our connection to comfort and reinvigorating our brand with a consumer focus and expanded omni-channel presence. Our strategic initiatives to leverage and reinvigorate our iconic La-Z-Boy brand center on a renewed focus on leveraging the compelling La-Z-Boy comfort message, accelerating our omni-channel offering, and identifying additional consumer-base growth opportunities. We launched our new brand campaign and marketing platform in fiscal 2024, Long Live the Lazy, with compelling messaging designed to increase recognition and consideration of the brand. We expect this new messaging will enhance the appeal of our brand with a broader consumer base. Further, our goal is to connect with consumers along their purchase journey through multiple means, whether online or in person. We are driving change throughout our digital platforms to improve the user experience, with a specific focus on the ease with which customers browse through our broad product assortment, customize products to their liking, find stores to make a purchase, or purchase at www.la-z-boy.com.

•Growing our La-Z-Boy Furniture Galleries® store network. We expect our strategic initiatives in this area to generate growth in our Retail segment through an increased company-owned store count and in our Wholesale segment as our proprietary distribution network expands. We are not only focused on growing the number of locations, but also on upgrading existing store locations to our new concept designs. We are prioritizing growth of our company-owned Retail business by opportunistically acquiring existing La-Z-Boy Furniture Galleries® stores and opening new La-Z-Boy Furniture Galleries® stores, primarily in markets that can be serviced through our distribution centers, where we see opportunity for growth, or where we believe we have opportunities for further market penetration. Additionally, we are testing potential store formats to expand our reach to value-seeking consumers and currently operate two Outlet by La-Z-Boy stores.

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

Enhancing our enterprise capabilities

•Enhancing our enterprise capabilities to support the growth of our consumer brands and enable potential acquisitions for growth. Key to successful growth is ensuring we have the capabilities to support that growth, including an agile supply chain, modern technology for consumers and employees, and by delivering a human-centered employee experience. Through our Century Vision strategic plan, we have several initiatives focused on enhancing these capabilities with a consumer-first focus.

Our reportable operating segments include the Wholesale segment and the Retail segment.

•Retail Segment. Our Retail segment consists of one operating segment comprised of our 175 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment sells primarily upholstered furniture, in addition to some casegoods and other accessories, to end consumers through these stores.

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

•Corporate and Other. Corporate and Other includes the shared costs for corporate functions, including human resources, information technology, finance and legal, in addition to revenue generated through royalty agreements with companies licensed to use the La-Z-Boy® brand name on various products. We consider our corporate functions to be other business activities and have aggregated them with our other insignificant operating segments, including our global trading company in Hong Kong and Joybird, an e-commerce retailer that manufactures upholstered furniture, such as sofas, loveseats, chairs, ottomans, sleeper sofas and beds, and also imports casegoods (wood) furniture, such as occasional tables and other accessories. Joybird sells to the end consumer primarily online through its website, www.joybird.com. None of the operating segments included in Corporate and Other meet the requirements of reportable segments.

Results of Operations

Fiscal 2024 First Quarter Compared with Fiscal 2023 First Quarter

La-Z-Boy Incorporated

	Quarter Ended
(Unaudited, amounts in thousands, except percentages)	7/29/2023	7/30/2022	% Change
Sales	$481,651	$604,091	(20.3)%
Operating income	34,526	52,643	(34.4)%
Operating margin	7.2%	8.7%

Sales

Consolidated sales decreased $122.4 million, or 20%, in the first quarter of fiscal 2024 compared with the same period a year ago. Sales in the first quarter of fiscal 2023 were fueled by delivery of a significant backlog resulting from heightened demand from prior periods. The decrease in sales in the first quarter of fiscal 2024, primarily due to lower unit volume, reflects a return to industry-wide seasonal trends relative to a historically high comparative period. Partially offsetting the decline in volume, sales benefited from favorable product mix.

Operating Margin

Operating margin, which is calculated as operating income as a percentage of sales, decreased 150 basis points in the first quarter of fiscal 2024, compared with the same period a year ago.

•Gross margin, which is calculated as gross profit as a percentage of sales, increased 450 basis points in the first quarter of fiscal 2024, compared with the same period a year ago.

◦Changes in our consolidated mix improved gross margin by 140 basis points in the first quarter of fiscal 2024 compared with the same period a year ago, driven by relative growth of our Retail segment, which has a higher gross margin than our Wholesale segment.
◦Compared with the same period a year ago, gross margin in the first quarter fiscal 2024 further benefited from lower raw material costs and favorable product mix.
•SG&A expenses as a percentage of sales increased 600 basis points in the first quarter of fiscal 2024 compared with the same periods a year ago.

◦Changes in our consolidated mix increased SG&A expense as a percentage of sales by 120 basis points in the first quarter of fiscal 2024 compared with the same period a year ago, driven by relative growth of our Retail segment, which has a higher SG&A expense as a percentage of sales than our Wholesale segment.
◦The remaining increase in SG&A expense as a percentage of sales was primarily driven by lower delivered sales relative to selling expenses and fixed costs, mainly occupancy expenses.

We discuss each segment’s results in the following section.

Retail Segment

	Quarter Ended
(Unaudited, amounts in thousands, except percentages)	7/29/2023	7/30/2022	% Change
Sales	$208,243	$236,021	(11.8)%
Operating income	29,264	38,152	(23.3)%
Operating margin	14.1%	16.2%

Sales

The Retail segment’s sales decreased $27.8 million, or 12%, in the first quarter of fiscal 2024 compared with the same period a year ago, primarily due to a 16% decline in delivered same-store sales, as sales in the first quarter of fiscal 2023 reached historic levels benefitting from delivery of the backlog built in prior periods. The decrease in delivered same-store sales was partially offset by a $9.1 million increase in sales from our retail store acquisitions that occurred in fiscal 2023 and fiscal 2024.

While delivered sales were down relative to the prior year, written same-store sales increased 2% in the first quarter of fiscal 2024 compared with the same period a year ago, reflecting continued strong store-level execution with improved conversion and higher design sales despite challenging industry trends.

Same-store sales include the sales of all currently active stores which have been open and company-owned for each comparable period.

Operating Margin

The Retail segment's operating margin decreased 210 basis points in the first quarter of fiscal 2024 compared with the same period a year ago.

•Gross margin increased 130 basis points in the first quarter of fiscal 2024 compared with the same period a year ago, primarily due to prior period pricing actions taken by the Retail business which were realized in the first quarter of this fiscal year as products were delivered to consumers.

•SG&A expense as a percentage of sales increased 340 basis points in the first quarter of fiscal 2024 compared with the same period a year ago, primarily due to lower delivered sales relative to selling expenses and fixed costs, mainly occupancy expenses.

Wholesale Segment

	Quarter Ended
(Unaudited, amounts in thousands, except percentages)	7/29/2023	7/30/2022	% Change
Sales to external customers	$236,251	$323,728
Intersegment sales	97,224	118,090
Total Sales	333,475	441,818	(24.5)%
Operating income	23,503	26,142	(10.1)%
Operating margin	7.0%	5.9%

Sales

The Wholesale segment’s sales decreased $108.3 million, or 25%, in the first quarter of fiscal 2024 compared with the same period a year ago. Over the same period, intercompany sales from our Wholesale segment to our Retail segment decreased 18%. The decrease in sales reflects a decline in delivered unit volume as the significant backlog built up in prior periods returns to pre-pandemic levels and the industry returns to typical seasonality. Partially offsetting lower volume, sales benefited from a favorable shift in product mix toward higher priced products.

Operating Margin

The Wholesale segment's operating margin increased 110 basis points in the first quarter of fiscal 2024 compared with the same period a year ago.

•Gross margin increased 470 basis points in the first quarter of fiscal 2024 compared with the same period a year ago.

◦Declining raw material costs drove a 400 basis point increase in gross margin during the first quarter of fiscal 2024 compared with the same period a year ago.
◦Gross margin further improved 120 basis points from a favorable shift in product mix during the first quarter of fiscal 2024 compared with the same period a year ago.
◦Unfavorable fluctuations in the Mexican peso relative to the U.S. dollar, drove higher production-related costs for our manufacturing operations in Mexico, resulting in a 50 basis point decrease in gross margin during the first quarter of fiscal 2024 compared with the same period a year ago.

•SG&A expense as a percentage of sales increased 360 basis points in the first quarter of fiscal 2024 compared with the same period a year ago.

◦Reduced fixed cost leverage and an increase in marketing expense, as a percentage of sales, contributed to higher SG&A expense as a percentage of sales in the first quarter of fiscal 2024 compared with the same period a year ago.
◦During the first quarter of fiscal 2024 we terminated our lease on the Torreón facility that was closed during the fourth quarter of fiscal 2023 and recognized a $1.2 million gain related to the settlement of our lease obligation on the previously impaired long-lived assets, resulting in a 40 basis point decrease in SG&A expense as a percentage of sales.

Corporate and Other

	Quarter Ended
(Unaudited, amounts in thousands, except percentages)	7/29/2023	7/30/2022	% Change
Sales	$40,061	$48,730	(17.8)%
Intercompany eliminations	(100,128)	(122,478)	18.2%
Operating loss	(18,241)	(11,651)	(56.6)%

Sales

Corporate and Other sales decreased $8.7 million in the first quarter of fiscal 2024 compared with the same period a year ago. The change in sales was primarily led by Joybird sales which decreased $7.1 million to $35.6 million in the first quarter of fiscal 2024, largely due to lower delivered volume resulting from continued demand challenges consistent with those recently experienced across the e-commerce home furnishings industry. Written sales for Joybird were also down 17% in the first quarter of fiscal 2024 compared with the same period a year ago.

Intercompany eliminations decreased in the first quarter of fiscal 2024 compared with the same period a year ago due to lower sales from our Wholesale segment to our Retail segment.

Operating Loss

Our Corporate and Other operating loss increased $6.6 million in the first quarter of fiscal 2024 compared with the same period a year ago, primarily due to higher intercompany inventory profit elimination adjustments, lower operating profit from our global trading company in Hong Kong, and higher Joybird operating losses, primarily resulting from lower sales volume and higher fixed costs, partially offset by lower input costs.

Non-Operating Income (Expense)

Interest Income

Interest income was $2.6 million higher in the first quarter of fiscal 2024 compared with the same period a year ago, primarily driven by higher interest rates.

Other Income (Expense), Net

Other income (expense), net was $0.6 million of income in the first quarter of fiscal 2024, primarily due to unrealized gains on investments and exchange rate gains. Other income (expense), net was de minimis in the first quarter of fiscal 2023.

Income Taxes

Our effective tax rate was 26.5% for both the first quarter of fiscal 2024 and the first quarter of fiscal 2023. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes.

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

We had cash, cash equivalents and restricted cash of $340.3 million at July 29, 2023, compared with $346.7 million at April 29, 2023. In addition, we had investments to enhance our returns on cash of $10.6 million at July 29, 2023, compared with $11.6 million at April 29, 2023.

The following table illustrates the main components of our cash flows:

	Quarter Ended
(Unaudited, amounts in thousands)	7/29/2023	7/30/2022
Cash Flows Provided By (Used For)
Net cash provided by operating activities	$25,913	$33,104
Net cash used for investing activities	(12,679)	(25,938)
Net cash used for financing activities	(19,904)	(13,835)
Exchange rate changes	242	(750)
Change in cash, cash equivalents and restricted cash	$(6,428)	$(7,419)

Operating Activities

During the first quarter of fiscal 2024, net cash provided by operating activities was $25.9 million, a decrease of $7.2 million compared with the prior year, mainly due to lower net income and less favorable changes to working capital, partially offset by a smaller reduction in customer deposits. Our cash provided by operating activities in fiscal 2024 was primarily attributable to net income, adjusted for non-cash items, a $14.8 million decrease in receivables and a $9.3 million decrease in inventory as we align production with incoming order trends. This was partially offset by a $26.2 million decrease in other liabilities, primarily due to the payout of our fiscal 2023 incentive compensation awards during the first quarter of fiscal 2024 along with a $9.4 million decrease in customer deposits reflecting the reduced backlog.

Investing Activities

During the first quarter of fiscal 2024, net cash used for investing activities was $12.7 million, a decrease of $13.3 million compared with the prior year primarily due to lower capital expenditures and higher proceeds from asset sales. Cash used for investing activities in fiscal 2024 included the following:

•Cash used for capital expenditures in the period was $13.5 million compared with $21.0 million during the first quarter of fiscal 2023, which is primarily related to La-Z-Boy Furniture Galleries® (new stores and remodels) and upgrades at our manufacturing and distribution facilities. We anticipate that spending on these items will continue in fiscal 2024 with full year fiscal 2024 capital expenditures expected to be in the range of $50 to $60 million. We have no material contractual commitments outstanding for future capital expenditures.
•Cash used for acquisitions was $4.3 million, primarily related to the acquisition of the Colorado Springs, Colorado retail business.

Financing Activities

On October 15, 2021, we entered into a five-year $200 million unsecured revolving credit facility (as amended, the “Credit Facility”). Borrowings under the Credit Facility may be used by the Company for general corporate purposes. We may increase the size of the facility, either in the form of additional revolving commitments or new term loans, subject to the discretion of each lender to participate in such an increase, up to an additional amount of $100 million. The Credit Facility will mature on

October 15, 2026 and provides us the ability to extend the maturity date for two additional one-year periods, subject to the satisfaction of customary conditions. As of July 29, 2023, we have no borrowings outstanding under the Credit Facility.

The Credit Facility contains certain restrictive loan covenants, including, among others, financial covenants requiring a maximum consolidated net lease adjusted leverage ratio and a minimum consolidated fixed charge coverage ratio, as well as customary covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of certain assets. As of July 29, 2023, we were in compliance with our financial covenants under the Credit Facility. We believe our cash and cash equivalents, short-term investments, and cash from operations, in addition to our available Credit Facility, will provide adequate liquidity for our business operations over the next 12 months.

During the first quarter of fiscal 2024, net cash used for financing activities was $19.9 million, an increase of $6.1 million compared with the prior year, primarily due to higher share repurchases. Cash used for financing activities in fiscal 2024 included the following:

•Our board of directors has authorized the repurchase of company stock and we spent $10.0 million in the first quarter of fiscal 2024 to repurchase 0.4 million shares. As of July 29, 2023, 6.9 million shares remained available for repurchase pursuant to this authorization. With the operating cash flows we anticipate generating in fiscal 2024, we expect to continue repurchasing Company stock.
•Cash paid to our shareholders in quarterly dividends was $7.9 million. Our board of directors has sole authority to determine if and when we will declare future dividends and on what terms. We expect the board to continue declaring regular quarterly cash dividends for the foreseeable future, but it may discontinue doing so at any time.

Exchange Rate Changes

Due to changes in exchange rates, our cash, cash equivalents, and restricted cash increased by $0.2 million for the three months ended July 29, 2023. These changes slightly impacted our cash balances held in Canada, Thailand, and the United Kingdom.

Other

During the first quarter of fiscal 2024, there were no material changes to the information about our contractual obligations and commitments disclosed in our Annual Report on Form 10-K for the fiscal year ended April 29, 2023. We do not expect our continuing compliance with existing federal, state and local statutes dealing with protection of the environment to have a material effect on our capital expenditures, earnings, competitive position or liquidity.

Critical Accounting Policies

We disclosed our critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended April 29, 2023. There were no material changes to our critical accounting policies or estimates during the quarter ended July 29, 2023.

Recent Accounting Pronouncements

See Note 1, Basis of Presentation, to the consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of recently adopted accounting standards and other new accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first quarter of fiscal 2024, there were no material changes from the information contained in Item 7A of our Annual Report on Form 10-K for the fiscal year ended April 29, 2023.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the first quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

We disclosed our risk factors in our Annual Report on Form 10-K for the fiscal year ended April 29, 2023. There have been no material changes to our risk factors during the first quarter of fiscal 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our board of directors has authorized the repurchase of Company stock. We spent $10.0 million on discretionary repurchases in the first quarter of fiscal 2024 to repurchase 0.4 million shares. As of July 29, 2023, 6.9 million shares remained available for repurchase pursuant to the board authorization. With the operating cash flows we anticipate generating in fiscal 2024, we expect to continue repurchasing Company stock.

The following table summarizes our repurchases of Company stock during the quarter ended July 29, 2023 and includes shares purchased from employees to satisfy their withholding tax obligations upon vesting of restricted shares:

(Unaudited, amounts in thousands, except per share data)	Total number of shares repurchased (1)	Average price paid per share	Total number of shares repurchased as part of publicly announced plan (2)	Maximum number of shares that may yet be repurchased under the plan
Fiscal May (April 30 – June 3, 2023)	—	$—	—	7,262
Fiscal June (June 4 – July 1, 2023)	428	$27.96	357	6,905
Fiscal July (July 2 – July 29, 2023)	—	$—	—	6,905
Total (Fiscal First Quarter of 2024)	428		357	6,905
(1)    In addition to the 357,038 shares we repurchased during the quarter as part of our publicly announced, board-authorized plan described above, this column includes 71,245 shares we repurchased from employees to satisfy their withholding tax obligations upon vesting of restricted and performance based shares.
(2)    On October 28, 1987, our board of directors announced the authorization of the plan to repurchase Company stock. The plan originally authorized 1.0 million shares, and since October 1987, 33.5 million shares have been added to the plan for repurchase. The authorization has no expiration date.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Officers

On June 26, 2023, Ms. Janet Kerr, a member of the Company’s Board of Directors, adopted a trading arrangement for the sale of securities of the Company’s common stock (the “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Ms. Kerr’s Rule 10b5-1 Trading Plan, which has a duration of six months, provides for the sale of up to 4,582 shares of common stock pursuant to the terms of the plan.

Other than as described above, during the three months ended July 29, 2023, none of our directors or officers adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Number		Description
(10.1)	*	La-Z-Boy Incorporated 2022 Omnibus Incentive Plan Sample Award Agreement effective June 26, 2023
(18.1)		Preferability letter from PricewaterhouseCoopers LLP dated August 22, 2023
(31.1)		Certifications of Chief Executive Officer pursuant to Rule 13a-14(a)
(31.2)		Certifications of Chief Financial Officer pursuant to Rule 13a-14(a)
(32)		Certifications of Executive Officers pursuant to 18 U.S.C. Section 1350(b)
(101.INS)		Inline XBRL Instance Document
(101.SCH)		Inline XBRL Taxonomy Extension Schema Document
(101.CAL)		Inline XBRL Taxonomy Extension Calculation Linkbase Document
(101.LAB)		Inline XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)		Inline XBRL Taxonomy Extension Presentation Linkbase Document
(101.DEF)		Inline XBRL Taxonomy Extension Definition Linkbase Document
(104)		The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2023, formatted in Inline XBRL (included in Exhibit 101)
*    Indicates a management contract or compensatory plan or arrangement under which a director or executive officer may receive benefits.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LA-Z-BOY INCORPORATED
(Registrant)

Date: August 22, 2023

BY: /s/ Jennifer L. McCurry
Jennifer L. McCurry Vice President, Corporate Controller and Chief Accounting Officer