Form 10-Q
period 2023-10-28
LA-Z-BOY INC
filed 2023-11-29
CIK 57131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2023
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                     Yes  ☐   No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 22, 2023
Common Stock, $1.00 Par Value	42,779,520

LA-Z-BOY INCORPORATED
FORM 10-Q SECOND QUARTER OF FISCAL 2024

PART I - FINANCIAL INFORMATION (UNAUDITED)
ITEM 1. FINANCIAL STATEMENTS

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands, except per share data)	10/28/2023	10/29/2022	10/28/2023	10/29/2022
Sales	$511,435	$611,332	$993,086	$1,215,423
Cost of sales	288,830	361,848	564,753	734,909
Gross profit	222,605	249,484	428,333	480,514
Selling, general and administrative expense	188,993	187,601	360,195	365,988
Operating income	33,612	61,883	68,138	114,526
Interest expense	(101)	(119)	(223)	(278)
Interest income	4,042	1,138	7,098	1,612
Other income (expense), net	104	183	660	228
Income before income taxes	37,657	63,085	75,673	116,088
Income tax expense	9,963	16,306	20,053	30,369
Net income	27,694	46,779	55,620	85,719
Net income attributable to noncontrolling interests	(495)	(702)	(942)	(1,154)
Net income attributable to La-Z-Boy Incorporated	$27,199	$46,077	$54,678	$84,565

Basic weighted average common shares	43,008	43,104	43,123	43,098
Basic net income attributable to La-Z-Boy Incorporated per share	$0.63	$1.07	$1.27	$1.96

Diluted weighted average common shares	43,401	43,182	43,479	43,174
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.63	$1.07	$1.26	$1.96

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/28/2023	10/29/2022	10/28/2023	10/29/2022
Net income	$27,694	$46,779	$55,620	$85,719
Other comprehensive income (loss)
Currency translation adjustment	(3,615)	(3,353)	(2,568)	(5,513)
Net unrealized gain (loss) on marketable securities, net of tax	(87)	(289)	133	(203)
Net pension amortization, net of tax	24	37	47	73
Total other comprehensive income (loss)	(3,678)	(3,605)	(2,388)	(5,643)
Total comprehensive income before noncontrolling interests	24,016	43,174	53,232	80,076
Comprehensive (income) loss attributable to noncontrolling interests	(11)	(298)	(418)	(231)
Comprehensive income attributable to La-Z-Boy Incorporated	$24,005	$42,876	$52,814	$79,845

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET

(Unaudited, amounts in thousands, except par value)	10/28/2023	4/29/2023
Current assets
Cash and equivalents	$329,632	$343,374
Restricted cash	3,835	3,304
Receivables, net of allowance of $4,714 at 10/28/2023 and $4,776 at 4/29/2023	134,394	125,536
Inventories, net	268,480	276,257
Other current assets	104,675	106,129
Total current assets	841,016	854,600
Property, plant and equipment, net	270,682	278,578
Goodwill	208,473	205,008
Other intangible assets, net	41,515	39,375
Deferred income taxes – long-term	8,477	8,918
Right of use lease assets	452,232	416,269
Other long-term assets, net	57,630	63,515
Total assets	$1,880,025	$1,866,263

Current liabilities
Accounts payable	$98,088	$107,460
Lease liabilities, short-term	77,401	77,751
Accrued expenses and other current liabilities	256,325	290,650
Total current liabilities	431,814	475,861
Lease liabilities, long-term	406,458	368,163
Other long-term liabilities	67,963	70,142
Shareholders' equity
Preferred shares – 5,000 authorized; none issued	—	—
Common shares, $1.00 par value – 150,000 authorized; 42,875 outstanding at 10/28/2023 and 43,318 outstanding at 4/29/2023	42,875	43,318
Capital in excess of par value	361,409	358,891
Retained earnings	567,391	545,155
Accumulated other comprehensive loss	(7,392)	(5,528)
Total La-Z-Boy Incorporated shareholders' equity	964,283	941,836
Noncontrolling interests	9,507	10,261
Total equity	973,790	952,097
Total liabilities and equity	$1,880,025	$1,866,263

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended
(Unaudited, amounts in thousands)	10/28/2023	10/29/2022
Cash flows from operating activities
Net income	$55,620	$85,719
Adjustments to reconcile net income to cash provided by operating activities
(Gain)/loss on disposal and impairment of assets	559	1
(Gain)/loss on sale of investments	(1,136)	77
Provision for doubtful accounts	44	694
Depreciation and amortization	25,092	19,258
Amortization of right-of-use lease assets	37,285	38,580
Lease impairment/(settlement)	(1,175)	—
Equity-based compensation expense	7,337	5,079
Change in deferred taxes	(340)	27
Change in receivables	(9,843)	19,550
Change in inventories	9,757	(36,771)
Change in other assets	(1,361)	4,890
Change in payables	(4,040)	8,027
Change in lease liabilities	(38,121)	(39,380)
Change in other liabilities	(22,802)	(74,797)
Net cash provided by operating activities	56,876	30,954

Cash flows from investing activities
Proceeds from disposals of assets	4,037	63
Capital expenditures	(26,501)	(40,442)
Purchases of investments	(17,485)	(4,714)
Proceeds from sales of investments	21,956	12,660
Acquisitions	(7,311)	(11,705)
Net cash used for investing activities	(25,304)	(44,138)

Cash flows from financing activities
Payments on debt and finance lease liabilities	(206)	(61)
Holdback payments for acquisitions	(5,000)	(5,000)
Stock issued for stock and employee benefit plans, net of shares withheld for taxes	(1,859)	(1,711)
Repurchases of common stock	(20,014)	(5,004)
Dividends paid to shareholders	(15,632)	(14,161)
Dividends paid to minority interest joint venture partners (1)	(1,172)	—
Net cash used for financing activities	(43,883)	(25,937)

Effect of exchange rate changes on cash and equivalents	(900)	(1,841)
Change in cash, cash equivalents and restricted cash	(13,211)	(40,962)
Cash, cash equivalents and restricted cash at beginning of period	346,678	248,856
Cash, cash equivalents and restricted cash at end of period	$333,467	$207,894

Supplemental disclosure of non-cash investing activities
Capital expenditures included in payables	$3,079	$4,251
(1)Includes dividends paid to joint venture minority partners resulting from the repatriation of dividends from our foreign earnings that we no longer consider permanently reinvested

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited, amounts in thousands)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Total
At April 29, 2023	$43,318	$358,891	$545,155	$(5,528)	$10,261	$952,097
Net income	—	—	27,479	—	447	27,926
Other comprehensive income (loss)	—	—	—	1,330	(40)	1,290
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	149	(221)	(1,906)	—	—	(1,978)
Repurchases of 357 shares of common stock	(357)	(4,512)	(5,138)	—	—	(10,007)
Stock option and restricted stock expense	—	2,526	—	—	—	2,526
Dividends declared and paid ($0.1815/share)	—	—	(7,852)	—	—	(7,852)
Dividends declared not paid ($0.1815/share)	—	—	(72)	—	—	(72)
At July 29, 2023	$43,110	$356,684	$557,666	$(4,198)	$10,668	$963,930
Net income	—	—	27,199	—	495	27,694
Other comprehensive income (loss)	—	—	—	(3,194)	(484)	(3,678)
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	91	32	(4)	—	—	119
Repurchases of 326 shares of common stock	(326)	(118)	(9,561)	—	—	(10,005)
Stock option and restricted stock expense	—	4,811	—	—	—	4,811
Dividends declared and paid ($0.1815/share) (1)	—	—	(7,780)	—	(1,172)	(8,952)
Dividends declared not paid ($0.1815/share)			(129)	—	—	(129)
At October 28, 2023	$42,875	$361,409	$567,391	$(7,392)	$9,507	$973,790

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

At October 28, 2023, we owned investments in two privately-held companies consisting of non-marketable preferred shares, warrants to purchase common shares, and convertible notes. Each of these companies is a variable interest entity and we have not consolidated their results in our financial statements because we do not have the power to direct those activities that most significantly impact their economic performance and, therefore, are not the primary beneficiary.

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

ASU	Description	Adoption Date
ASU 2023-05	Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement	Fiscal 2025
ASU 2023-02	Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method	Fiscal 2025

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

(Unaudited, amounts in thousands)	For the Quarter Ended October 29, 2022			For the Six Months Ended October 29, 2022
	Previously Reported	Effect of Change	As Adjusted	Previously Reported	Effect of Change	As Adjusted
Cost of sales	$350,596	$11,252	$361,848	$713,227	$21,682	$734,909
Gross profit	260,736	(11,252)	249,484	502,196	(21,682)	480,514
Selling, general and administrative expense	198,853	(11,252)	187,601	387,670	(21,682)	365,988

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

Lafayette, Louisiana Acquisition

On October 23, 2023, we completed our acquisition of the Lafayette Louisiana business that operates one independently owned La-Z-Boy Furniture Galleries® store and one distribution center for $2.8 million, inclusive of and subject to further customary adjustments. We paid total cash of $1.8 million during the second quarter of fiscal 2024 and the remaining consideration included forgiveness of accounts receivable and payments based on working capital adjustments. As part of the acquisition, we recorded an indefinite-lived intangible asset of $0.7 million related to the reacquired rights described above. We also recognized $2.1 million of goodwill in our Retail segment related primarily to synergies we expect from the integration of the acquired store and future benefits of these synergies.

Colorado Springs, Colorado Acquisition

On July 17, 2023, we completed our acquisition of the Colorado Springs, Colorado business that operates two independently owned La-Z-Boy Furniture Galleries® stores and one distribution center for $6.0 million, inclusive of and subject to further to customary adjustments. We paid total cash of $5.6 million during the first and second quarters of fiscal 2024 and the remaining consideration included forgiveness of accounts receivable and payments based on working capital adjustments. As part of the acquisition, we recorded an indefinite-lived intangible asset of $2.1 million related to the reacquired rights described above. We also recognized $2.2 million of goodwill in our Retail segment related primarily to synergies we expect from the integration of the acquired stores and future benefits of these synergies.

Prior Year Acquisitions

Spokane, Washington Acquisition

On September 26, 2022, we completed our acquisition of the Spokane, Washington business that operates one independently owned La-Z-Boy Furniture Galleries® store and one distribution center for $4.7 million, inclusive of customary adjustments. We paid total cash of $4.0 million during the second quarter of fiscal 2023 and the remaining consideration included forgiveness of accounts receivable and payments based on working capital adjustments. As part of the acquisition, we recorded an indefinite-lived intangible asset of $1.2 million related to the reacquired rights described above. We also recognized

$3.0 million of goodwill in our Retail segment related primarily to synergies we expect from the integration of the acquired store and future benefits of these synergies.

Denver, Colorado Acquisition

On July 18, 2022, we completed our acquisition of the Denver, Colorado business that operates five independently owned La-Z-Boy Furniture Galleries® stores and one distribution center for $10.1 million, inclusive of customary adjustments. We paid total cash of $7.7 million during the first and second quarters of fiscal 2023 and the remaining consideration included forgiveness of accounts receivable and payments based on working capital adjustments. As part of the acquisition, we recorded an indefinite-lived intangible asset of $4.3 million related to the reacquired rights described above. We also recognized $7.6 million of goodwill in our Retail segment related primarily to synergies we expect from the integration of the acquired stores and future benefits of these synergies.

Note 3: Cash and Restricted Cash

We have restricted cash on deposit with a bank as collateral for certain letters of credit. All our letters of credit have maturity dates within the next twelve months, but we expect to renew some of these letters of credit when they mature.

(Unaudited, amounts in thousands)	10/28/2023	10/29/2022
Cash and cash equivalents	$329,632	$204,626
Restricted cash	3,835	3,268
Total cash, cash equivalents and restricted cash	$333,467	$207,894

Note 4: Inventories

A summary of inventories is as follows:

(Unaudited, amounts in thousands)	10/28/2023	4/29/2023
Raw materials	$125,211	$116,440
Work in process	20,607	24,328
Finished goods	168,574	181,401
FIFO inventories	314,392	322,169
Excess of FIFO over LIFO	(45,912)	(45,912)
Total inventories	$268,480	$276,257

Note 5: Goodwill and Other Intangible Assets

We have goodwill on our consolidated balance sheet as follows:

Reportable Segment/Unit	Reporting Unit	Related Acquisition
Wholesale Segment	United Kingdom	Wholesale business in the United Kingdom and Ireland
Wholesale Segment	United Kingdom	La-Z-Boy United Kingdom Manufacturing (Furnico)
Retail Segment	Retail	La-Z-Boy Furniture Galleries® stores
Corporate and Other	Joybird	Joybird

The following table summarizes changes in the carrying amount of our goodwill by reportable segment:

(Unaudited, amounts in thousands)	Wholesale Segment	Retail Segment	Corporate and Other	Total Goodwill
Balance at April 29, 2023 (1)	$20,202	$129,360	$55,446	$205,008
Acquisitions	—	4,273	—	4,273
Translation adjustment	(725)	(83)	—	(808)
Balance at October 28, 2023 (1)	$19,477	$133,550	$55,446	$208,473
(1)Includes $26.9 million of accumulated impairment losses in Corporate and Other.

We have intangible assets on our consolidated balance sheet as follows:

Reportable Segment	Intangible Asset	Useful Life
Wholesale Segment	Primarily acquired customer relationships from our acquisition of the wholesale business in the United Kingdom and Ireland	Amortizable over useful lives that do not exceed 15 years
Wholesale Segment	American Drew® trade name	Indefinite-lived
Retail Segment	Reacquired rights to own and operate La-Z-Boy Furniture Galleries® stores	Indefinite-lived
Corporate and Other	Joybird® trade name	Amortizable over eight-year useful life

The following summarizes changes in our intangible assets:

(Unaudited, amounts in thousands)	Indefinite- Lived Trade Names	Finite-Lived Trade Name	Indefinite- Lived Reacquired Rights	Other Intangible Assets	Total Intangible Assets
Balance at April 29, 2023	$1,155	$2,594	$33,739	$1,887	$39,375
Acquisitions	—	—	2,773	—	2,773
Amortization	—	(399)		(109)	(508)
Translation adjustment	—	—	(61)	(64)	(125)
Balance at October 28, 2023	$1,155	$2,195	$36,451	$1,714	$41,515

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

The following summarizes our investments:

(Unaudited, amounts in thousands)	10/28/2023	4/29/2023
Short-term investments:
Marketable securities	$6,500	$5,043
Held-to-maturity investments	1,285	1,351
Total short-term investments	7,785	6,394
Long-term investments:
Marketable securities	13,556	18,509
Total investments	$21,341	$24,903

Investments to enhance returns on cash	$8,652	$11,617
Investments to fund compensation/retirement plans	12,689	13,286
Total investments	$21,341	$24,903

The following is a summary of the unrealized gains, unrealized losses, and fair value by investment type:

	10/28/2023			4/29/2023
(Unaudited, amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$—	$(138)	$3,805	$1,338	$(103)	$6,853
Fixed income	—	(400)	13,714	42	(620)	14,039
Other	1,165	—	3,822	1,171	—	4,011
Total securities	$1,165	$(538)	$21,341	$2,551	$(723)	$24,903

The following table summarizes sales of marketable securities:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/28/2023	10/29/2022	10/28/2023	10/29/2022
Proceeds from sales	$8,064	$8,418	$20,468	$12,664
Gross realized gains	1,715	22	1,876	49
Gross realized losses	(272)	(70)	(740)	(126)

The following is a summary of the fair value of fixed income marketable securities, classified as available-for-sale securities, by contractual maturity:

(Unaudited, amounts in thousands)	10/28/2023
Within one year	$6,405
Within two to five years	961
Securities not due at a single maturity date	6,348
Total	$13,714

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

A reconciliation of the changes in our product warranty liability is as follows:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/28/2023	10/29/2022	10/28/2023 (1)	10/29/2022
Balance as of the beginning of the period	$30,794	$27,516	$30,984	$27,036
Accruals during the period	6,957	8,453	13,622	16,279
Settlements during the period	(6,624)	(7,612)	(13,479)	(14,958)
Balance as of the end of the period	$31,127	$28,357	$31,127	$28,357
(1)$20.1 million and $19.9 million is recorded in accrued expenses and other current liabilities as of October 28, 2023, and April 29, 2023, respectively, while the remainder is included in other long-term liabilities.

We recorded accruals during the periods presented in the table above, primarily to reflect charges that relate to warranties issued during the respective periods.

Note 8: Stock-Based Compensation

The table below summarizes the total stock-based compensation expense we recognized for all outstanding grants in our consolidated statement of income:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/28/2023	10/29/2022	10/28/2023	10/29/2022
Equity-based awards expense	$4,811	$3,662	$7,337	$5,079
Liability-based awards expense (1)	(35)	18	53	146
Total stock-based compensation expense	$4,776	$3,680	$7,390	$5,225
(1)Includes stock appreciation rights, deferred stock units issued to Directors, restricted stock units, and performance-based units. Compensation expense for these awards is based on the market price of our common stock on the grant date and is remeasured each reporting period based on the market value of our common shares on the last day of the reported period.

Restricted Stock. During the first quarter of fiscal 2024, we granted 330,140 shares of restricted stock units to employees and we also have restricted stock awards outstanding from previous grants. We issue restricted stock at no cost to the employees and account for restricted stock awards as equity-based awards because when they vest, they will be settled in common shares. We recognize compensation expense for restricted stock over the vesting period equal to the fair value on the date our Compensation and Talent Oversight Committee of our board of directors approved the awards. Restricted stock awards vest at 25% per year, beginning one year from the grant date for a term of four years, with continued vesting upon retirement with respect to the fiscal 2023 and fiscal 2024 grants. We accelerate the expense for restricted stock granted to retirement-eligible employees over the vesting period, with expense recognized from the grant date through their retirement eligibility date or over the ten months following the grant date, whichever period is longer. We have elected to recognize forfeitures as an adjustment to compensation expense in the same period as the forfeitures occur. The weighted-average fair value of the restricted stock that was awarded in the first six months of fiscal 2024 was $27.66 per share, the market value of our common shares on the date of grant.

Restricted Stock Units Issued to Directors. During the first six months of fiscal 2024, we granted 35,736 restricted stock units to our non-employee directors. Restricted stock units granted to our non-employee directors are offered at no cost to the directors and restricted stock units granted following August 2022 vest on the earlier of the date a director ceases to be a member of the board (for any reason other than the termination of service for cause) or the-one year anniversary of the grant date. We account for these restricted stock units as equity-based awards because when they vest, they will be settled in shares of our common stock. We measure and recognize compensation expense for these awards based on the market price of our common shares on the date of grant. The weighted-average fair value of the restricted stock units granted to our non-employee directors in the first six months of fiscal 2024 was $30.80 per share.

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

Note 9: Accumulated Other Comprehensive Income (Loss)

Activity in accumulated other comprehensive income (loss) for the quarters ended October 28, 2023, and October 29, 2022, is as follows:

(Unaudited, amounts in thousands)	Translation adjustment	Unrealized gain (loss) on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive income (loss)
Balance at July 29, 2023	$(1,565)	$75	$(2,708)	$(4,198)
Changes before reclassifications	(3,131)	(139)	—	(3,270)
Amounts reclassified to net income	—	24	31	55
Tax effect	—	28	(7)	21
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(3,131)	(87)	24	(3,194)
Balance at October 28, 2023	$(4,696)	$(12)	$(2,684)	$(7,392)

Balance at July 30, 2022	$(3,602)	$(212)	$(3,502)	$(7,316)
Changes before reclassifications	(2,949)	(445)	—	(3,394)
Amounts reclassified to net income	—	62	48	110
Tax effect	—	94	(11)	83
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(2,949)	(289)	37	(3,201)
Balance at October 29, 2022	$(6,551)	$(501)	$(3,465)	$(10,517)

Activity in accumulated other comprehensive income (loss) for the six months ended October 28, 2023 and October 29, 2022, is as follows:

(Unaudited, amounts in thousands)	Translation adjustment	Unrealized gain (loss) on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive income (loss)
Balance at April 29, 2023	$(2,652)	$(145)	$(2,731)	$(5,528)
Changes before reclassifications	(2,044)	(154)	—	(2,198)
Amounts reclassified to net income	—	331	62	393
Tax effect	—	(44)	(15)	(59)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(2,044)	133	47	(1,864)
Balance at October 28, 2023	$(4,696)	$(12)	$(2,684)	$(7,392)

Balance at April 30, 2022	$(1,961)	$(298)	$(3,538)	$(5,797)
Changes before reclassifications	(4,590)	(390)	—	(4,980)
Amounts reclassified to net income	—	121	96	217
Tax effect	—	66	(23)	43
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(4,590)	(203)	73	(4,720)
Balance at October 29, 2022	$(6,551)	$(501)	$(3,465)	$(10,517)

We reclassified both the unrealized gain (loss) on marketable securities and the net pension amortization from accumulated other comprehensive loss to net income through other income (expense), net.

The components of noncontrolling interest were as follows:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/28/2023	10/29/2022	10/28/2023	10/29/2022
Balance as of the beginning of the period	$10,668	$8,830	$10,261	$8,897
Net income	495	702	942	1,154
Other comprehensive loss	(484)	(404)	(524)	(923)
Dividends distributed to joint venture minority partners	(1,172)	—	(1,172)	—
Balance as of the end of the period	$9,507	$9,128	$9,507	$9,128

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

The following table presents our revenue disaggregated by product category and by segment or unit:

	Quarter Ended October 28, 2023				Quarter Ended October 29, 2022
(Unaudited, amounts in thousands)	Wholesale	Retail	Corporate and Other	Total	Wholesale	Retail	Corporate and Other	Total
Upholstered Furniture	$314,771	$172,989	$42,996	$530,756	$337,997	$207,228	$46,438	$591,663
Casegoods Furniture	20,352	12,942	4,248	37,542	30,545	15,419	6,541	52,505
Delivery	43,655	8,869	1,755	54,279	56,538	8,172	2,100	66,810
Other (1)	(13,811)	19,509	(12,767)	(7,069)	21,151	21,333	(11,442)	31,042
Total	$364,967	$214,309	$36,232	$615,508	$446,231	$252,152	$43,637	$742,020

Eliminations				(104,073)				(130,688)
Consolidated Net Sales				$511,435				$611,332

	Six Months Ended October 28, 2023				Six Months Ended October 29, 2022
(Unaudited, amounts in thousands)	Wholesale	Retail	Corporate and Other	Total	Wholesale	Retail	Corporate and Other	Total
Upholstered Furniture	$598,189	$343,703	$89,430	$1,031,322	$668,475	$404,030	$97,680	$1,170,185
Casegoods Furniture	40,728	24,775	8,956	74,459	58,551	27,873	14,269	100,693
Delivery	83,698	17,112	3,657	104,467	112,775	16,188	4,003	132,966
Other (1)	(24,173)	36,962	(25,750)	(12,961)	48,248	40,082	(23,585)	64,745
Total	$698,442	$422,552	$76,293	$1,197,287	$888,049	$488,173	$92,367	$1,468,589

Eliminations				(204,201)				(253,166)
Consolidated Net Sales				$993,086				$1,215,423
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

The following table presents our contract assets and liabilities:

(Unaudited, amounts in thousands)	10/28/2023	4/29/2023
Contract assets	$35,206	$44,939

Customer deposits	$93,221	$105,766
Deferred revenue	35,206	44,939
Total contract liabilities (1)	$128,427	$150,705
(1)During the six months ended October 28, 2023, we recognized revenue of $137.4 million related to our contract liability balance at April 29, 2023.

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

Retail Segment. Our Retail segment consists of one operating segment comprised of our 177 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment sells primarily upholstered furniture, in addition to some casegoods and other accessories, to end consumers through these stores.

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

The following table presents sales and operating income (loss) by segment:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/28/2023	10/29/2022	10/28/2023	10/29/2022
Sales
Wholesale segment:
Sales to external customers	$263,738	$319,613	$499,989	$643,341
Intersegment sales	101,229	126,618	198,453	244,708
Wholesale segment sales	364,967	446,231	698,442	888,049

Retail segment sales	214,309	252,152	422,552	488,173

Corporate and Other:
Sales to external customers	33,388	39,567	70,545	83,909
Intersegment sales	2,844	4,070	5,748	8,458
Corporate and Other sales	36,232	43,637	76,293	92,367

Eliminations	(104,073)	(130,688)	(204,201)	(253,166)
Consolidated sales	$511,435	$611,332	$993,086	$1,215,423

Operating Income (Loss)
Wholesale segment	$21,450	$38,476	$44,953	$64,618
Retail segment	27,935	41,500	57,199	79,652
Corporate and Other	(15,773)	(18,093)	(34,014)	(29,744)
Consolidated operating income	33,612	61,883	68,138	114,526
Interest expense	(101)	(119)	(223)	(278)
Interest income	4,042	1,138	7,098	1,612
Other income (expense), net	104	183	660	228
Income before income taxes	$37,657	$63,085	$75,673	$116,088

Note 12: Income Taxes

Our effective tax rate was 26.5% for both the second quarter and first six months ended October 28, 2023 compared with 25.8% and 26.2% for the second quarter and first six months ended October 29, 2022, respectively. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes.

Note 13: Earnings per Share

The following is a reconciliation of the numerators and denominators we used in our computations of basic and diluted earnings per share:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands, except per share data)	10/28/2023	10/29/2022	10/28/2023	10/29/2022
Numerator (basic and diluted):
Net income available to common Shareholders	$27,199	$46,077	$54,678	$84,565

Denominator:
Basic weighted average common shares outstanding	43,008	43,104	43,123	43,098
Contingent common shares	296	78	289	76
Stock option dilution	97	—	67	—
Diluted weighted average common shares outstanding (1)	43,401	43,182	43,479	43,174

Earnings per Share:
Basic	$0.63	$1.07	$1.27	$1.96
Diluted	$0.63	$1.07	$1.26	$1.96
(1)Diluted earnings per share was computed using the treasury stock method.

The values for contingent common shares set forth above reflect the dilutive effect of common shares that we would have issued to employees under the terms of performance-based share awards if the relevant performance period for the award had been the reporting period.

We exclude the effect of options from our diluted share calculation when the weighted average exercise price of the options is higher than the average market price, since including the options' effect would be anti-dilutive. For the second quarter and six months ended October 28, 2023, we excluded options to purchase 0.5 million shares and 0.7 million shares, respectively, from the diluted share calculation. For the second quarter and six months ended October 29, 2022, we excluded options to purchase 1.5 million shares from the diluted share calculation.

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

The following table presents the fair value hierarchy for those assets and liabilities we measured at fair value on a recurring basis at October 28, 2023 and April 29, 2023. There were no transfers into or out of Level 1, Level 2, or Level 3 for any of the periods presented.

At October 28, 2023
	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1	Level 2	Level 3	NAV(1)	Total
Assets
Marketable securities	$—	$9,903	$—	$10,153	$20,056
Held-to-maturity investments	1,285	—	—	—	1,285
Total assets	$1,285	$9,903	$—	$10,153	$21,341

At April 29, 2023
	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1	Level 2	Level 3	NAV(1)	Total
Assets
Marketable securities	$—	$16,557	$—	$6,995	$23,552
Held-to-maturity investments	1,351	—	—	—	1,351
Total assets	$1,351	$16,557	$—	$6,995	$24,903
(1)Certain marketable securities investments are measured at fair value using net asset value per share under the practical expedient methodology.

At October 28, 2023 and April 29, 2023, we held marketable securities intended to enhance returns on our cash and to fund future obligations of our non-qualified defined benefit retirement plan, our executive deferred compensation plan and our performance compensation retirement plan.

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

Our actual future results and trends may differ materially from those we anticipate depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed in our Annual Report for the fiscal year ended April 29, 2023, under Item 1A, "Risk Factors" and Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and in our other filings with the Securities and Exchange Commission ("SEC"). Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in our Annual Report for the fiscal year ended April 29, 2023 or any other public statement made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or for any other reason.

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

As of October 28, 2023, our supply chain operations included the following:

•Five major manufacturing locations and 14 distribution centers in the United States and four facilities in Mexico to support our speed-to-market and customization strategy
•A logistics company that distributes a portion of our products in the United States
•A wholesale sales office that is responsible for distribution of our product in the United Kingdom and Ireland
•An upholstery manufacturing business in the United Kingdom
•A global trading company in Hong Kong which helps us manage our Asian supply chain by establishing and maintaining relationships with our Asian suppliers, as well as identifying efficiencies and savings opportunities

During the third quarter of fiscal 2023, we made the decision to close our manufacturing facility in Torreón, Mexico as part of our initiative to drive improved efficiencies through optimized staffing levels within our plants. As a result of this action, charges were recorded within the Wholesale segment in the third and fourth quarters of fiscal 2023, totaling $9.2 million in selling, general and administrative ("SG&A") expense for the impairment of various assets, primarily long-lived assets, and $1.6 million in cost of sales, primarily related to severance. During the first quarter of fiscal 2024, we terminated our lease on the Torreón facility and recognized a $1.2 million gain in SG&A expense within the Wholesale segment related to the settlement of our lease obligation on the previously impaired long-lived assets.

During the second quarter of fiscal 2024, we announced further actions intended to drive efficiencies and optimize our manufacturing capacity in our global supply chain operations. As part of this initiative, we made the decision to shift upholstery production from our Ramos, Mexico operations to our other upholstery plants and relocate our cut and sew operations back to Ramos, Mexico, resulting in the permanent closure of our leased cut and sew facility in Parras, Mexico. As a result of these actions, charges were recorded within the Wholesale segment in the second quarter of fiscal 2024, totaling $3.6 million in cost of sales, primarily related to severance, and $3.0 million in SG&A expense for the accelerated depreciation of fixed assets.

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

•The centerpiece of our retail distribution strategy is our network of 353 La-Z-Boy Furniture Galleries® stores and 521 La-Z-Boy Comfort Studio® locations, each dedicated to marketing our La-Z-Boy branded products. We consider this dedicated space to be “proprietary.”

◦La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort, and quality of La-Z-Boy furniture with our available design services. We own 177 of the La-Z-Boy Furniture Galleries® stores, while the remainder are independently owned and operated.
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

◦Kincaid and England have their own dedicated proprietary in-store programs with 623 outlets and approximately 1.8 million square feet of proprietary floor space.

•In total, our proprietary floor space includes approximately 12.0 million square feet worldwide.

•Joybird sells product primarily online and also has limited retail showroom floor space through 11 small-format stores in key urban markets.

Century Vision Strategy

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

Reportable Segments

Our reportable operating segments include the Retail segment and the Wholesale segment.

•Retail Segment. Our Retail segment consists of one operating segment comprised of our 177 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment sells primarily upholstered furniture, in addition to some casegoods and other accessories, to end consumers through these stores.

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

Results of Operations

Fiscal 2024 Second Quarter Compared with Fiscal 2023 Second Quarter

La-Z-Boy Incorporated

	Quarter Ended			Six Months Ended
(Unaudited, amounts in thousands, except percentages)	10/28/2023	10/29/2022	% Change	10/28/2023	10/29/2022	% Change
Sales	$511,435	$611,332	(16.3)%	$993,086	$1,215,423	(18.3)%
Operating income	33,612	61,883	(45.7)%	68,138	114,526	(40.5)%
Operating margin	6.6%	10.1%		6.9%	9.4%

Sales

Consolidated sales decreased $99.9 million, or 16%, and $222.3 million, or 18%, in the second quarter and first six months of fiscal 2024, respectively, compared with the same periods a year ago. Sales in the first six months of fiscal 2023 were fueled by the delivery of a significant backlog resulting from heightened demand in prior periods. As a result, the decrease in sales during the second quarter and first six months of fiscal 2024 reflects a return to industry-wide seasonal trends relative to a historically high comparative period. To a lesser extent, sales also decreased in the second quarter and first six months of fiscal 2024 as a result of selective pricing and promotional actions taken to maintain competitiveness.

Operating Margin

Operating margin, which is calculated as operating income as a percentage of sales, decreased 350 basis points and 250 basis points in the second quarter and first six months of fiscal 2024, respectively, compared with the same periods a year ago.

•Gross margin, which is calculated as gross profit as a percentage of sales, increased 270 basis points and 360 basis points in the second quarter and first six months of fiscal 2024, respectively, compared with the same periods a year ago.

◦Changes in our consolidated mix improved gross margin by 70 basis points in the first six months of fiscal 2024 compared with the same period a year ago, driven by relative growth of our Retail segment, which has a higher gross margin than our Wholesale segment.
◦Lower input costs, led by declining raw material costs and favorable duty expense, improved gross margin in the second quarter and first six months of fiscal 2024, compared with the same periods a year ago. As input costs continued to decline, we took selective pricing and promotional actions to maintain competitiveness, which partially offset these benefits.
◦Compared with the same period a year ago, gross margin in the first six months of fiscal 2024 further benefited from a favorable shift in product mix toward higher priced products.

◦During the second quarter of fiscal 2024 we recognized $3.6 million in severance-related charges as part of our global supply chain optimization initiative, resulting in a 70 basis point and 40 basis point decrease in gross margin in the second quarter and first six months of fiscal 2024, respectively, compared with the same periods a year ago.

•SG&A expenses as a percentage of sales increased 620 basis points and 610 basis points in the second quarter and first six months of fiscal 2024, respectively, compared with the same periods a year ago.

◦Changes in our consolidated mix increased SG&A expense as a percentage of sales by 60 basis points in the first six months of fiscal 2024 compared with the same period a year ago, driven by relative growth of our Retail segment, which has a higher SG&A expense as a percentage of sales than our Wholesale segment.
◦As a part of our global supply chain optimization initiatives, during the first quarter of fiscal 2024 we recognized a $1.2 million gain related to the settlement of our Torreón, Mexico lease obligation on previously impaired long-lived assets and during the second quarter of fiscal 2024, we recognized $3.0 million in accelerated depreciation related to long-lived assets at our Ramos, Mexico facility. Together, these items resulted in a 60 basis point and 20 basis point increase in SG&A expense as a percentage of sales in the second quarter and first six months of fiscal 2024, respectively.
◦The remaining increase in SG&A expense as a percentage of sales was primarily driven by lower delivered sales relative to selling expenses and fixed costs as total SG&A expenses were up $1.4 million and down $5.8 million in the second quarter and first six months of fiscal 2024, respectively, compared with the same periods a year ago.

We discuss each segment’s results in the following section.
Retail Segment

	Quarter Ended			Six Months Ended
(Unaudited, amounts in thousands, except percentages)	10/28/2023	10/29/2022	% Change	10/28/2023	10/29/2022	% Change
Sales	$214,309	$252,152	(15.0)%	$422,552	$488,173	(13.4)%
Operating income	27,935	41,500	(32.7)%	57,199	79,652	(28.2)%
Operating margin	13.0%	16.5%		13.5%	16.3%

Sales

The Retail segment’s sales decreased $37.8 million, or 15%, and $65.6 million, or 13%, in the second quarter and first six months of fiscal 2024, respectively, compared with the same periods a year ago, primarily due to a decline in delivered same-store sales resulting from the adverse comparison to historic sales levels in the prior year, which were fueled by the delivery of previously built backlog. The decrease in delivered same-store sales was partially offset by a $5.7 million and $13.7 million increase in sales during the second quarter and first six months of fiscal 2024, respectively, from our retail store acquisitions that occurred in fiscal 2023 and fiscal 2024.

While delivered sales were down relative to the same periods last year, written sales were up 3% and 5% in the second quarter and first six months of fiscal 2024, respectively, compared with the same periods a year ago. The increases were driven by relatively flat and a 1% increase in written same-store sales for the second quarter and first six months of fiscal 2024, respectively, with the remainder primarily attributable to acquired retail stores. Same-store sales include the sales of all currently active stores which have been open and company-owned for each comparable period.

Operating Margin

The Retail segment's operating margin decreased 350 basis points and 280 basis points in the second quarter and first six months of fiscal 2024, respectively, compared with the same periods a year ago.

•Gross margin increased 90 basis points and 120 basis points in the second quarter and first six months of fiscal 2024, respectively, compared with the same periods a year ago, primarily due to prior period pricing actions taken by the Retail business which were realized as products were delivered to consumers.

•SG&A expense as a percentage of sales increased 440 basis points and 400 basis points in the second quarter and first six months of fiscal 2024, respectively, compared with the same periods a year ago, primarily due to lower delivered sales relative to selling expenses and fixed costs, mainly occupancy expenses.

Wholesale Segment

	Quarter Ended			Six Months Ended
(Unaudited, amounts in thousands, except percentages)	10/28/2023	10/29/2022	% Change	10/28/2023	10/29/2022	% Change
Sales to external customers	$263,738	$319,613		$499,989	$643,341
Intersegment sales	101,229	126,618		198,453	244,708
Total Sales	364,967	446,231	(18.2)%	698,442	888,049	(21.4)%
Operating income	21,450	38,476	(44.3)%	44,953	64,618	(30.4)%
Operating margin	5.9%	8.6%		6.4%	7.3%

Sales

The Wholesale segment’s sales decreased $81.3 million, or 18%, and $189.6 million, or 21%, in the second quarter and first six months of fiscal 2024, respectively, compared with the same periods a year ago. Over the same periods, intercompany sales from our Wholesale segment to our Retail segment decreased 20% and 19%, respectively. The decrease in sales primarily reflects a decline in delivered unit volume as the significant backlog built up in prior periods returns to pre-pandemic levels and the industry returns to typical seasonality. To a lesser extent, sales also decreased in the second quarter and first six months of fiscal 2024, as a result of selective pricing and promotional actions taken to maintain competitiveness.

Operating Margin

The Wholesale segment's operating margin decreased 270 basis points and 90 basis points in the second quarter and first six months of fiscal 2024, respectively, compared with the same periods a year ago.

•Gross margin increased 250 basis points and 360 basis points in the second quarter and first six months of fiscal 2024, respectively, compared with the same periods a year ago.

◦Favorable input costs, including declining raw material costs and duty expense, drove a 610 basis point and 490 basis point increase in gross margin during the second quarter and first six months of fiscal 2024, respectively, compared with the same periods a year ago. With the continued decline in input costs, we took selective pricing and promotional actions to maintain competitiveness, resulting in a 250 basis point and 150 basis point decrease in gross margin, compared with the same respective periods of the prior year.
◦Gross margin in the first six months of fiscal 2024 also benefited 60 basis points from a favorable shift in product mix towards higher priced products.
◦During the second quarter of fiscal 2024 we recognized $3.6 million in severance-related charges as part of our global supply chain optimization initiative, resulting in a 100 basis point and 50 basis point decrease in gross margin in the second quarter and first six months of fiscal 2024, respectively, compared with the same periods a year ago.

•SG&A expense as a percentage of sales increased 520 basis points and 450 basis points in the second quarter and first six months of fiscal 2024, respectively, compared with the same periods a year ago.

◦Reduced fixed cost leverage contributed to higher SG&A expense as a percentage of sales in the second quarter and first six months of fiscal 2024, respectively, compared with the same periods a year ago.
◦Higher marketing expense in support of our Long Live the Lazy campaign launch drove a 230 basis point and 160 basis point increase in SG&A expense as a percentage of sales in the second quarter and first six months of fiscal 2024, respectively, compared with the same periods a year ago. Investments in this campaign support all La-Z-Boy branded products, including those sold through our Retail segment.
◦As a part of our global supply chain optimization initiatives, during the first quarter of fiscal 2024 we recognized a $1.2 million gain related to the settlement of our Torreón, Mexico lease obligation on previously impaired long-lived assets and during the second quarter of fiscal 2024, we recognized $3.0 million in accelerated depreciation related to long-lived assets at our Ramos, Mexico facility. Together, these items resulted in an 80 basis point and 30 basis point increase in SG&A expense as a percentage of sales in the second quarter and first six months of fiscal 2024, respectively.

Corporate and Other

	Quarter Ended			Six Months Ended
(Unaudited, amounts in thousands, except percentages)	10/28/2023	10/29/2022	% Change	10/28/2023	10/29/2022	% Change
Sales	$36,232	$43,637	(17.0)%	$76,293	$92,367	(17.4)%
Intercompany eliminations	(104,073)	(130,688)	20.4%	(204,201)	(253,166)	19.3%
Operating loss	(15,773)	(18,093)	12.8%	(34,014)	(29,744)	(14.4)%

Sales

Corporate and Other sales decreased $7.4 million and $16.1 million in the second quarter and first six months of fiscal 2024, respectively, compared with the same periods a year ago. The change in sales was primarily led by Joybird sales which decreased $5.8 million to $32.3 million and $12.9 million to $67.9 million in the second quarter and first six months of fiscal 2024, respectively, largely due to lower delivered volume resulting from continued demand challenges. Compared with the respective periods a year ago, written sales for Joybird were up 5% in the second quarter of fiscal 2024, resulting from effective marketing investments driving higher website traffic, but down 8% in the first six months of fiscal 2024.

Intercompany eliminations decreased in the second quarter and first six months of fiscal 2024 compared with the same periods a year ago due to lower sales from our Wholesale segment to our Retail segment.

Operating Loss

Our Corporate and Other operating loss decreased $2.3 million in the second quarter of fiscal 2024, but increased $4.3 million in the first six months of fiscal 2024, compared with the same periods a year ago. The second quarter of fiscal 2024 benefited from improved Joybird operating performance while the first six months of fiscal 2024 experienced lower operating profit from our global trading company in Hong Kong. Additionally, Corporate and Other's operating loss includes intercompany inventory profit elimination adjustments which were favorable in the second quarter but unfavorable during the first six months of fiscal 2024, compared with the same periods a year ago.

Non-Operating Income (Expense)

Interest Income

Interest income was $2.9 million and $5.5 million higher in the second quarter and first six months of fiscal 2024, respectively, compared with the same periods a year ago, primarily driven by higher interest rates on higher cash balances.

Income Taxes

Our effective tax rate was 26.5% for both the second quarter and first six months of fiscal 2024 compared with 25.8% and 26.2% for the second quarter and first six months of fiscal 2023. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes.

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

We had cash, cash equivalents and restricted cash of $333.5 million at October 28, 2023, compared with $346.7 million at April 29, 2023. In addition, we had investments to enhance our returns on cash of $8.7 million at October 28, 2023, compared with $11.6 million at April 29, 2023.

The following table illustrates the main components of our cash flows:

	Six Months Ended
(Unaudited, amounts in thousands)	10/28/2023	10/29/2022
Cash Flows Provided By (Used For)
Net cash provided by operating activities	$56,876	$30,954
Net cash used for investing activities	(25,304)	(44,138)
Net cash used for financing activities	(43,883)	(25,937)
Exchange rate changes	(900)	(1,841)
Change in cash, cash equivalents and restricted cash	$(13,211)	$(40,962)

Operating Activities

During the first six months of fiscal 2024, net cash provided by operating activities was $56.9 million, an increase of $25.9 million compared with the prior year, mainly due to a smaller reduction in customer deposits, reflecting a reduced backlog, partially offset by lower net income. Our cash provided by operating activities in fiscal 2024 was primarily attributable to net income, adjusted for non-cash items, partially offset by a $22.8 million decrease in other liabilities, mainly due to the payout of our fiscal 2023 incentive compensation awards during the first quarter of fiscal 2024, along with a $13.8 million decrease in customer deposits reflecting the reduced backlog.

Investing Activities

During the first six months of fiscal 2024, net cash used for investing activities was $25.3 million, a decrease of $18.8 million compared with the prior year primarily due to lower capital expenditures and higher proceeds from asset sales. Cash used for investing activities in fiscal 2024 included the following:

•Cash used for capital expenditures in the period was $26.5 million compared with $40.4 million during the first six months of fiscal 2023, which is primarily related to La-Z-Boy Furniture Galleries® (new stores and remodels) and upgrades at our manufacturing and distribution facilities. We anticipate that spending on these items will continue in fiscal 2024 with full year fiscal 2024 capital expenditures expected to be in the range of $60 to $70 million. We have no material contractual commitments outstanding for future capital expenditures.
•Cash used for acquisitions was $7.3 million, primarily related to the acquisition of the Colorado Springs, Colorado and Lafayette, Louisiana retail businesses.
•Proceeds from the sale of investments, net of investment purchases was $4.5 million.

Financing Activities

On October 15, 2021, we entered into a five-year $200 million unsecured revolving credit facility (as amended, the “Credit Facility”). Borrowings under the Credit Facility may be used by the Company for general corporate purposes. We may increase the size of the facility, either in the form of additional revolving commitments or new term loans, subject to the discretion of each lender to participate in such an increase, up to an additional amount of $100 million. The Credit Facility will mature on October 15, 2026 and provides us the ability to extend the maturity date for two additional one-year periods, subject to the satisfaction of customary conditions. As of October 28, 2023, we have no borrowings outstanding under the Credit Facility.

The Credit Facility contains certain restrictive loan covenants, including, among others, financial covenants requiring a maximum consolidated net lease adjusted leverage ratio and a minimum consolidated fixed charge coverage ratio, as well as customary covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of certain assets. As of October 28, 2023, we were in compliance with our financial covenants under the Credit Facility. We believe our cash and cash equivalents, short-term investments, and cash from operations, in addition to our available Credit Facility, will provide adequate liquidity for our business operations over the next 12 months.

During the first six months of fiscal 2024, net cash used for financing activities was $43.9 million, an increase of $17.9 million compared with the prior year, primarily due to higher share repurchases. Cash used for financing activities in fiscal 2024 included the following:

•Our board of directors has authorized the repurchase of company stock and we spent $20.0 million in the first six months of fiscal 2024 to repurchase 0.7 million shares. As of October 28, 2023, 6.6 million shares remained available for repurchase pursuant to this authorization. With the operating cash flows we anticipate generating in fiscal 2024, we expect to continue repurchasing Company stock.
•Cash paid to our shareholders in quarterly dividends was $15.6 million. Our board of directors has sole authority to determine if and when we will declare future dividends and on what terms. We expect the board to continue declaring regular quarterly cash dividends for the foreseeable future, but it may discontinue doing so at any time.
•Cash paid for holdback payments made on prior-period acquisitions was $5.0 million for a guaranteed payment related to the acquisition of Joybird.

Exchange Rate Changes

Due to changes in exchange rates, our cash, cash equivalents, and restricted cash decreased by $0.9 million for the six months ended October 28, 2023. These changes impacted our cash balances held in Canada, Thailand, and the United Kingdom.

Other

During the second quarter of fiscal 2024, there were no material changes to the information about our contractual obligations and commitments disclosed in our Annual Report on Form 10-K for the fiscal year ended April 29, 2023. We do not expect our continuing compliance with existing federal, state and local statutes dealing with protection of the environment to have a material effect on our capital expenditures, earnings, competitive position or liquidity.

Critical Accounting Policies

We disclosed our critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended April 29, 2023. There were no material changes to our critical accounting policies or estimates during the six months ended October 28, 2023.

Recent Accounting Pronouncements

See Note 1, Basis of Presentation, to the consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of recently adopted accounting standards and other new accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first six months of fiscal 2024, there were no material changes from the information contained in Item 7A of our Annual Report on Form 10-K for the fiscal year ended April 29, 2023.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the second quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

We disclosed our risk factors in our Annual Report on Form 10-K for the fiscal year ended April 29, 2023. There have been no material changes to our risk factors during the first six months of fiscal 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our board of directors has authorized the repurchase of Company stock. With respect to the second quarter of fiscal 2024, pursuant to the existing board authorization, we adopted a plan to repurchase company stock pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The plan was effective July 31, 2023. Under this plan, our broker had the authority to repurchase Company shares on our behalf, subject to SEC regulations and the price, market volume and timing constraints specified in the plan. The plan expired at the close of business on October 27, 2023. We spent $10.0 million in the second quarter of fiscal 2024 to repurchase 0.3 million shares, pursuant to the plan and as discretionary purchases. As of October 28, 2023, 6.6 million shares remained available for repurchase pursuant to the board authorization. With the operating cash flows we anticipate generating in fiscal 2024, we expect to continue repurchasing Company stock, subject to market conditions and other factors as deemed relevant by our board of directors.

The following table summarizes our repurchases of Company stock during the quarter ended October 28, 2023 and includes shares purchased from employees to satisfy their withholding tax obligations upon vesting of restricted shares:

(Unaudited, amounts in thousands, except per share data)	Total number of shares repurchased (1)	Average price paid per share	Total number of shares repurchased as part of publicly announced plan (2)	Maximum number of shares that may yet be repurchased under the plan
Fiscal August (July 30 – September 2, 2023)	125	$31.19	125	6,780
Fiscal September (September 3 – September 30, 2023)	96	$31.15	96	6,684
Fiscal October (October 1 – October 28, 2023)	106	$29.55	106	6,578
Total (Fiscal Second Quarter of 2024)	327		327	6,578
(1)    In addition to the 326,284 shares we repurchased during the quarter as part of our publicly announced, board-authorized plan described above, this column includes 138 shares we repurchased from employees to satisfy their withholding tax obligations upon vesting of restricted shares.
(2)    On October 28, 1987, our board of directors announced the authorization of the plan to repurchase Company stock. The plan originally authorized 1.0 million shares, and since October 1987, 33.5 million shares have been added to the plan for repurchase. The authorization has no expiration date.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Officers

During the quarter ended October 28, 2023, none of our directors or officers adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Number	Description
(31.1)	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a)
(31.2)	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a)
(32)	Certifications of Executive Officers pursuant to 18 U.S.C. Section 1350(b)
(101.INS)	Inline XBRL Instance Document
(101.SCH)	Inline XBRL Taxonomy Extension Schema Document
(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document
(104)	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2023, formatted in Inline XBRL (included in Exhibit 101)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LA-Z-BOY INCORPORATED
(Registrant)

Date: November 29, 2023

BY: /s/ Jennifer L. McCurry
Jennifer L. McCurry Vice President, Corporate Controller and Chief Accounting Officer