Form 10-Q
period 2024-01-27
LA-Z-BOY INC
filed 2024-02-20
CIK 57131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 27, 2024
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                     Yes  ☐   No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 13, 2024
Common Stock, $1.00 Par Value	42,639,834

LA-Z-BOY INCORPORATED
FORM 10-Q THIRD QUARTER OF FISCAL 2024

PART I - FINANCIAL INFORMATION (UNAUDITED)
ITEM 1. FINANCIAL STATEMENTS
LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands, except per share data)	1/27/2024	1/28/2023	1/27/2024	1/28/2023
Sales	$500,406	$572,723	$1,493,492	$1,788,146
Cost of sales	287,152	337,142	851,905	1,072,051
Gross profit	213,254	235,581	641,587	716,095
Selling, general and administrative expense	180,693	192,741	540,888	558,729
Operating income	32,561	42,840	100,699	157,366
Interest expense	(106)	(136)	(329)	(414)
Interest income	4,124	2,012	11,222	3,624
Other income (expense), net	(639)	(1,062)	21	(834)
Income before income taxes	35,940	43,654	111,613	159,742
Income tax expense	7,256	12,077	27,309	42,446
Net income	28,684	31,577	84,304	117,296
Net (income) loss attributable to noncontrolling interests	(44)	149	(986)	(1,005)
Net income attributable to La-Z-Boy Incorporated	$28,640	$31,726	$83,318	$116,291

Basic weighted average common shares	42,767	43,137	43,005	43,111
Basic net income attributable to La-Z-Boy Incorporated per share	$0.67	$0.74	$1.94	$2.70

Diluted weighted average common shares	43,195	43,137	43,344	43,111
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.66	$0.74	$1.92	$2.70

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/27/2024	1/28/2023	1/27/2024	1/28/2023
Net income	$28,684	$31,577	$84,304	$117,296
Other comprehensive income (loss)
Currency translation adjustment	2,262	5,441	(306)	(72)
Net unrealized gain on marketable securities, net of tax	342	287	475	84
Net pension amortization, net of tax	23	36	70	109
Total other comprehensive income	2,627	5,764	239	121
Total comprehensive income before noncontrolling interests	31,311	37,341	84,543	117,417
Comprehensive (income) attributable to noncontrolling interests	(159)	(1,278)	(577)	(1,509)
Comprehensive income attributable to La-Z-Boy Incorporated	$31,152	$36,063	$83,966	$115,908

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET

(Unaudited, amounts in thousands, except par value)	1/27/2024	4/29/2023
Current assets
Cash and equivalents	$329,324	$343,374
Restricted cash	3,855	3,304
Receivables, net of allowance of $4,399 at 1/27/2024 and $4,776 at 4/29/2023	119,383	125,536
Inventories, net	276,833	276,257
Other current assets	120,996	106,129
Total current assets	850,391	854,600
Property, plant and equipment, net	284,407	278,578
Goodwill	209,526	205,008
Other intangible assets, net	45,633	39,375
Deferred income taxes – long-term	8,716	8,918
Right of use lease assets	460,403	416,269
Other long-term assets, net	59,216	63,515
Total assets	$1,918,292	$1,866,263

Current liabilities
Accounts payable	$86,819	$107,460
Lease liabilities, short-term	77,601	77,751
Accrued expenses and other current liabilities	275,522	290,650
Total current liabilities	439,942	475,861
Lease liabilities, long-term	418,149	368,163
Other long-term liabilities	72,315	70,142
Shareholders' equity
Preferred shares – 5,000 authorized; none issued	—	—
Common shares, $1.00 par value – 150,000 authorized; 42,613 outstanding at 1/27/2024 and 43,318 outstanding at 4/29/2023	42,613	43,318
Capital in excess of par value	365,111	358,891
Retained earnings	575,376	545,155
Accumulated other comprehensive loss	(4,880)	(5,528)
Total La-Z-Boy Incorporated shareholders' equity	978,220	941,836
Noncontrolling interests	9,666	10,261
Total equity	987,886	952,097
Total liabilities and equity	$1,918,292	$1,866,263

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended
(Unaudited, amounts in thousands)	1/27/2024	1/28/2023
Cash flows from operating activities
Net income	$84,304	$117,296
Adjustments to reconcile net income to cash provided by operating activities
(Gain)/loss on disposal and impairment of assets	(15)	6,161
(Gain)/loss on sale of investments	(1,169)	155
Provision for doubtful accounts	(267)	945
Depreciation and amortization	36,493	29,357
Amortization of right-of-use lease assets	56,660	57,548
Lease impairment/(settlement)	(1,175)	1,347
Equity-based compensation expense	11,048	8,456
Change in deferred taxes	1,911	(2,629)
Change in receivables	4,277	42,474
Change in inventories	5,968	4,560
Change in other assets	(6,314)	16,478
Change in payables	(15,420)	(10,624)
Change in lease liabilities	(57,385)	(58,651)
Change in other liabilities	(13,562)	(85,821)
Net cash provided by operating activities	105,354	127,052

Cash flows from investing activities
Proceeds from disposals of assets	4,836	121
Capital expenditures	(38,034)	(57,439)
Purchases of investments	(17,869)	(6,970)
Proceeds from sales of investments	23,337	18,178
Acquisitions	(26,299)	(11,855)
Net cash used for investing activities	(54,029)	(57,965)

Cash flows from financing activities
Payments on debt and finance lease liabilities	(346)	(92)
Holdback payments for acquisitions	(5,000)	(5,000)
Stock issued for stock and employee benefit plans, net of shares withheld for taxes	6,241	(1,771)
Repurchases of common stock	(40,022)	(5,004)
Dividends paid to shareholders	(24,177)	(22,027)
Dividends paid to minority interest joint venture partners (1)	(1,172)	—
Net cash used for financing activities	(64,476)	(33,894)

Effect of exchange rate changes on cash and equivalents	(348)	(4)
Change in cash, cash equivalents and restricted cash	(13,499)	35,189
Cash, cash equivalents and restricted cash at beginning of period	346,678	248,856
Cash, cash equivalents and restricted cash at end of period	$333,179	$284,045

Supplemental disclosure of non-cash investing activities
Capital expenditures included in payables	$3,008	$2,828
(1)Includes dividends paid to joint venture minority partners resulting from the repatriation of dividends from our foreign earnings that we no longer consider permanently reinvested

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited, amounts in thousands, except per share data)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Total
At April 29, 2023	$43,318	$358,891	$545,155	$(5,528)	$10,261	$952,097
Net income	—	—	27,479	—	447	27,926
Other comprehensive income (loss)	—	—	—	1,330	(40)	1,290
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	149	(221)	(1,906)	—	—	(1,978)
Repurchases of 357 shares of common stock	(357)	(4,512)	(5,138)	—	—	(10,007)
Stock option and restricted stock expense	—	2,526	—	—	—	2,526
Dividends declared and paid ($0.1815/share)	—	—	(7,852)	—	—	(7,852)
Dividends declared not paid ($0.1815/share)	—	—	(72)	—	—	(72)
At July 29, 2023	$43,110	$356,684	$557,666	$(4,198)	$10,668	$963,930
Net income	—	—	27,199	—	495	27,694
Other comprehensive income (loss)	—	—	—	(3,194)	(484)	(3,678)
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	91	32	(4)	—	—	119
Repurchases of 326 shares of common stock	(326)	(118)	(9,561)	—	—	(10,005)
Stock option and restricted stock expense	—	4,811	—	—	—	4,811
Dividends declared and paid ($0.1815/share) (1)	—	—	(7,780)	—	(1,172)	(8,952)
Dividends declared not paid ($0.1815/share)			(129)	—	—	(129)
At October 28, 2023	$42,875	$361,409	$567,391	$(7,392)	$9,507	$973,790
Net income	—	—	28,640	—	44	28,684
Other comprehensive income	—	—	—	2,512	115	2,627
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	305	7,894	(99)	—	—	8,100
Repurchases of 567 shares of common stock	(567)	(7,903)	(11,871)	—	—	(20,341)
Stock option and restricted stock expense	—	3,711	—	—	—	3,711
Dividends declared and paid ($0.20/share)	—	—	(8,545)	—	—	(8,545)
Dividends declared not paid ($0.20/share)	—	—	(140)	—	—	(140)
At January 27, 2024	$42,613	$365,111	$575,376	$(4,880)	$9,666	$987,886

(1)Non-controlling interests include dividends paid to joint venture minority partners resulting from the repatriation of dividends from our foreign earnings that we no longer consider permanently reinvested.

(Unaudited, amounts in thousands, except per share data)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interests	Total
At April 30, 2022	$43,089	$342,252	$431,181	$(5,797)	$8,897	$819,622
Net income	—	—	38,488	—	452	38,940
Other comprehensive loss	—	—	—	(1,519)	(519)	(2,038)
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	151	(194)	(1,660)	—	—	(1,703)
Repurchases of 204 shares of common stock	(204)	—	(4,800)	—	—	(5,004)
Stock option and restricted stock expense	—	1,417	—	—	—	1,417
Dividends declared and paid ($0.165/share)	—	—	(7,097)	—	—	(7,097)
Dividends declared not paid ($0.165/share)	—	—	(45)	—	—	(45)
At July 30, 2022	$43,036	$343,475	$456,067	$(7,316)	$8,830	$844,092
Net income	—	—	46,077	—	702	46,779
Other comprehensive loss	—	—	—	(3,201)	(404)	(3,605)
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	100	(101)	(7)	—	—	(8)
Stock option and restricted stock expense	—	3,662	—	—	—	3,662
Dividends declared and paid ($0.165/share)	—	—	(7,064)	—	—	(7,064)
Dividends declared not paid ($0.165/share)	—	—	(70)	—	—	(70)
At October 29, 2022	$43,136	$347,036	$495,003	$(10,517)	$9,128	$883,786
Net income	—	—	31,726	—	(149)	31,577
Other comprehensive income	—	—	—	4,337	1,427	5,764
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	4	(7)	(57)	—	—	(60)
Stock option and restricted stock expense	—	3,377	—	—	—	3,377
Dividends declared and paid ($0.1815/share)	—	—	(7,866)	—	—	(7,866)
Dividends declared not paid ($0.1815/share)	—	—	(74)	—	—	(74)
At January 28, 2023	$43,140	$350,406	$518,732	$(6,180)	$10,406	$916,504

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

At January 27, 2024, we owned investments in two privately-held companies consisting of non-marketable preferred shares, warrants to purchase common shares, and convertible notes. Each of these companies is a variable interest entity and we have not consolidated their results in our financial statements because we do not have the power to direct those activities that most significantly impact their economic performance and, therefore, are not the primary beneficiary.

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

ASU	Description	Adoption Date
ASU 2023-09	Income Taxes - Improvements to Income Tax Disclosures	Fiscal 2026
ASU 2023-07	Segment Reporting - Improvements to Reportable Segment Disclosures	Fiscal 2025
ASU 2023-05	Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement	Fiscal 2025
ASU 2023-02	Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method	Fiscal 2025

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

(Unaudited, amounts in thousands)	For the Quarter Ended January 28, 2023			For the Nine Months Ended January 28, 2023
	Previously Reported	Effect of Change	As Adjusted	Previously Reported	Effect of Change	As Adjusted
Cost of sales	$326,296	$10,846	$337,142	$1,039,523	$32,528	$1,072,051
Gross profit	246,427	(10,846)	235,581	748,623	(32,528)	716,095
Selling, general and administrative expense	203,587	(10,846)	192,741	591,257	(32,528)	558,729

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

Illinois and Indiana Acquisition

On December 11, 2023, we completed our acquisition of the Illinois and Indiana businesses that operate six independently owned La-Z-Boy Furniture Galleries® stores and one distribution center for $18.4 million, inclusive of and subject to further customary adjustments. The acquisition also included the purchase of buildings and land for five of the stores. We paid total cash of $18.1 million during the third quarter of fiscal 2024 and the remaining consideration included forgiveness of accounts receivable and payments based on working capital adjustments. As part of the acquisition, we recorded an indefinite-lived intangible asset of $4.2 million related to the reacquired rights described above.

Lafayette, Louisiana Acquisition

On October 23, 2023, we completed our acquisition of the Lafayette, Louisiana business that operates one independently owned La-Z-Boy Furniture Galleries® store and one distribution center for $2.8 million, inclusive of and subject to further customary adjustments. We paid total cash of $2.6 million during the second and third quarters of fiscal 2024 and the remaining consideration included forgiveness of accounts receivable and payments based on working capital adjustments. As part of the acquisition, we recorded an indefinite-lived intangible asset of $0.7 million related to the reacquired rights described above. We also recognized $2.1 million of goodwill in our Retail segment related primarily to synergies we expect from the integration of the acquired store and future benefits of these synergies.

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

(Unaudited, amounts in thousands)	1/27/2024	1/28/2023
Cash and cash equivalents	$329,324	$280,763
Restricted cash	3,855	3,282
Total cash, cash equivalents and restricted cash	$333,179	$284,045

Note 4: Inventories

A summary of inventories is as follows:

(Unaudited, amounts in thousands)	1/27/2024	4/29/2023
Raw materials	$138,143	$116,440
Work in process	19,796	24,328
Finished goods	164,806	181,401
FIFO inventories	322,745	322,169
Excess of FIFO over LIFO	(45,912)	(45,912)
Total inventories	$276,833	$276,257

Note 5: Goodwill and Other Intangible Assets

We have goodwill on our consolidated balance sheet as follows:

Reportable Segment/Unit	Reporting Unit	Related Acquisition
Wholesale Segment	United Kingdom	Wholesale business in the United Kingdom and Ireland
Wholesale Segment	United Kingdom	La-Z-Boy United Kingdom Manufacturing (Furnico)
Retail Segment	Retail	La-Z-Boy Furniture Galleries® stores
Corporate and Other	Joybird	Joybird

The following table summarizes changes in the carrying amount of our goodwill by reportable segment:

(Unaudited, amounts in thousands)	Wholesale Segment	Retail Segment	Corporate and Other	Total Goodwill
Balance at April 29, 2023 (1)	$20,202	$129,360	$55,446	$205,008
Acquisitions	—	4,275	—	4,275
Translation adjustment	217	26	—	243
Balance at January 27, 2024 (1)	$20,419	$133,661	$55,446	$209,526
(1)Includes $26.9 million of accumulated impairment losses in Corporate and Other.

We have intangible assets on our consolidated balance sheet as follows:

Reportable Segment	Intangible Asset	Useful Life
Wholesale Segment	Primarily acquired customer relationships from our acquisition of the wholesale business in the United Kingdom and Ireland	Amortizable over useful lives that do not exceed 15 years
Wholesale Segment	American Drew® trade name	Indefinite-lived
Retail Segment	Reacquired rights to own and operate La-Z-Boy Furniture Galleries® stores	Indefinite-lived
Corporate and Other	Joybird® trade name	Amortizable over eight-year useful life

The following summarizes changes in our intangible assets:

(Unaudited, amounts in thousands)	Indefinite- Lived Trade Names	Finite-Lived Trade Name	Indefinite- Lived Reacquired Rights	Other Intangible Assets	Total Intangible Assets
Balance at April 29, 2023	$1,155	$2,594	$33,739	$1,887	$39,375
Acquisitions	—		6,983	—	6,983
Amortization	—	(599)	—	(163)	(762)
Translation adjustment	—	—	19	18	37
Balance at January 27, 2024	$1,155	$1,995	$40,741	$1,742	$45,633

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

The following summarizes our investments:

(Unaudited, amounts in thousands)	1/27/2024	4/29/2023
Short-term investments:
Marketable securities	$6,533	$5,043
Held-to-maturity investments	1,304	1,351
Total short-term investments	7,837	6,394
Long-term investments:
Marketable securities	12,998	18,509
Total investments	$20,835	$24,903

Investments to enhance returns on cash	$7,748	$11,617
Investments to fund compensation/retirement plans	13,087	13,286
Total investments	$20,835	$24,903

The following is a summary of the unrealized gains, unrealized losses, and fair value by investment type:

	1/27/2024			4/29/2023
(Unaudited, amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$358	$—	$3,906	$1,338	$(103)	$6,853
Fixed income	174	(120)	13,045	42	(620)	14,039
Other	804	(8)	3,884	1,171	—	4,011
Total securities	$1,336	$(128)	$20,835	$2,551	$(723)	$24,903

The following table summarizes sales of marketable securities:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/27/2024	1/28/2023	1/27/2024	1/28/2023
Proceeds from sales	$1,381	$5,514	$21,849	$18,178
Gross realized gains	33	3	1,909	52
Gross realized losses	—	(81)	(740)	(207)

The following is a summary of the fair value of fixed income marketable securities, classified as available-for-sale securities, by contractual maturity:

(Unaudited, amounts in thousands)	1/27/2024
Within one year	$6,445
Securities not due at a single maturity date	6,600
Total	$13,045

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

A reconciliation of the changes in our product warranty liability is as follows:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/27/2024	1/28/2023	1/27/2024 (1)	1/28/2023
Balance as of the beginning of the period	$31,127	$28,357	$30,984	$27,036
Accruals during the period	6,272	8,663	19,894	24,942
Settlements during the period	(6,093)	(7,722)	(19,572)	(22,680)
Balance as of the end of the period	$31,306	$29,298	$31,306	$29,298
(1)$19.8 million and $19.9 million is recorded in accrued expenses and other current liabilities as of January 27, 2024, and April 29, 2023, respectively, while the remainder is included in other long-term liabilities.

We recorded accruals during the periods presented in the table above, primarily to reflect charges that relate to warranties issued during the respective periods.

Note 8: Stock-Based Compensation

The table below summarizes the total stock-based compensation expense we recognized for all outstanding grants in our consolidated statement of income:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/27/2024	1/28/2023	1/27/2024	1/28/2023
Equity-based awards expense	$3,711	$3,377	$11,048	$8,456
Liability-based awards expense (1)	131	(54)	184	92
Total stock-based compensation expense	$3,842	$3,323	$11,232	$8,548
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

Restricted Stock Units Issued to Directors. During the first nine months of fiscal 2024, we granted 35,736 restricted stock units to our non-employee directors. Restricted stock units granted to our non-employee directors are offered at no cost to the directors and restricted stock units granted following August 2022 vest on the earlier of the date a director ceases to be a member of the board (for any reason other than the termination of service for cause) or the-one year anniversary of the grant date. We account for these restricted stock units as equity-based awards because when they vest, they will be settled in shares of our common stock. We measure and recognize compensation expense for these awards based on the market price of our common shares on the date of grant. The weighted-average fair value of the restricted stock units granted to our non-employee directors in the first nine months of fiscal 2024 was $30.80 per share.

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

Note 9: Accumulated Other Comprehensive Income (Loss)

Activity in accumulated other comprehensive income (loss) for the quarters ended January 27, 2024, and January 28, 2023, is as follows:

(Unaudited, amounts in thousands)	Translation adjustment	Unrealized gain (loss) on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive income (loss)
Balance at October 28, 2023	$(4,696)	$(12)	$(2,684)	$(7,392)
Changes before reclassifications	2,147	454	—	2,601
Amounts reclassified to net income	—	—	31	31
Tax effect	—	(112)	(8)	(120)
Other comprehensive income attributable to La-Z-Boy Incorporated	2,147	342	23	2,512
Balance at January 27, 2024	$(2,549)	$330	$(2,661)	$(4,880)

Balance at October 29, 2022	$(6,551)	$(501)	$(3,465)	$(10,517)
Changes before reclassifications	4,014	303	—	4,317
Amounts reclassified to net income	—	78	49	127
Tax effect	—	(94)	(13)	(107)
Other comprehensive income attributable to La-Z-Boy Incorporated	4,014	287	36	4,337
Balance at January 28, 2023	$(2,537)	$(214)	$(3,429)	$(6,180)

Activity in accumulated other comprehensive income (loss) for the nine months ended January 27, 2024 and January 28, 2023, is as follows:

(Unaudited, amounts in thousands)	Translation adjustment	Unrealized gain (loss) on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive income (loss)
Balance at April 29, 2023	$(2,652)	$(145)	$(2,731)	$(5,528)
Changes before reclassifications	103	300	—	403
Amounts reclassified to net income	—	331	93	424
Tax effect	—	(156)	(23)	(179)
Other comprehensive income attributable to La-Z-Boy Incorporated	103	475	70	648
Balance at January 27, 2024	$(2,549)	$330	$(2,661)	$(4,880)

Balance at April 30, 2022	$(1,961)	$(298)	$(3,538)	$(5,797)
Changes before reclassifications	(576)	(87)	—	(663)
Amounts reclassified to net income	—	199	145	344
Tax effect	—	(28)	(36)	(64)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(576)	84	109	(383)
Balance at January 28, 2023	$(2,537)	$(214)	$(3,429)	$(6,180)

We reclassified both the unrealized gain (loss) on marketable securities and the net pension amortization from accumulated other comprehensive loss to net income through other income (expense), net.

The components of noncontrolling interest were as follows:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/27/2024	1/28/2023	1/27/2024	1/28/2023
Balance as of the beginning of the period	$9,507	$9,128	$10,261	$8,897
Net income (loss)	44	(149)	986	1,005
Other comprehensive income (loss)	115	1,427	(409)	504
Dividends distributed to joint venture minority partners	—	—	(1,172)	—
Balance as of the end of the period	$9,666	$10,406	$9,666	$10,406

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

The following table presents our revenue disaggregated by product category and by segment or unit:

	Quarter Ended January 27, 2024				Quarter Ended January 28, 2023
(Unaudited, amounts in thousands)	Wholesale	Retail	Corporate and Other	Total	Wholesale	Retail	Corporate and Other	Total
Upholstered Furniture	$300,568	$168,473	$46,187	$515,228	$322,461	$206,959	$35,253	$564,673
Casegoods Furniture	19,483	11,021	3,677	34,181	28,330	16,804	5,021	50,155
Delivery	39,633	8,430	1,773	49,836	50,008	8,105	1,654	59,767
Other (1)	(3,309)	16,772	(13,505)	(42)	6,804	19,289	(8,418)	17,675
Total	$356,375	$204,696	$38,132	$599,203	$407,603	$251,157	$33,510	$692,270

Eliminations				(98,797)				(119,547)
Consolidated Net Sales				$500,406				$572,723

	Nine Months Ended January 27, 2024				Nine Months Ended January 28, 2023
(Unaudited, amounts in thousands)	Wholesale	Retail	Corporate and Other	Total	Wholesale	Retail	Corporate and Other	Total
Upholstered Furniture	$898,757	$512,176	$135,617	$1,546,550	$990,936	$610,989	$132,933	$1,734,858
Casegoods Furniture	60,211	35,796	12,633	108,640	86,881	44,677	19,290	150,848
Delivery	123,331	25,542	5,430	154,303	162,783	24,293	5,657	192,733
Other (1)	(27,482)	53,734	(39,255)	(13,003)	55,052	59,371	(32,003)	82,420
Total	$1,054,817	$627,248	$114,425	$1,796,490	$1,295,652	$739,330	$125,877	$2,160,859

Eliminations				(302,998)				(372,713)
Consolidated Net Sales				$1,493,492				$1,788,146
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

The following table presents our contract assets and liabilities:

(Unaudited, amounts in thousands)	1/27/2024	4/29/2023
Contract assets	$43,259	$44,939

Customer deposits	$102,438	$105,766
Deferred revenue	43,259	44,939
Total contract liabilities (1)	$145,697	$150,705
(1)During the nine months ended January 27, 2024, we recognized revenue of $138.8 million related to our contract liability balance at April 29, 2023.

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

Retail Segment. Our Retail segment consists of one operating segment comprised of our 184 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment sells primarily upholstered furniture, in addition to some casegoods and other accessories, to end consumers through these stores.

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

The following table presents sales and operating income (loss) by segment:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/27/2024	1/28/2023	1/27/2024	1/28/2023
Sales
Wholesale segment:
Sales to external customers	$260,542	$291,170	$760,531	$934,511
Intersegment sales	95,833	116,433	294,286	361,141
Wholesale segment sales	356,375	407,603	1,054,817	1,295,652

Retail segment sales	204,696	251,157	627,248	739,330

Corporate and Other:
Sales to external customers	35,168	30,396	105,713	114,305
Intersegment sales	2,964	3,114	8,712	11,572
Corporate and Other sales	38,132	33,510	114,425	125,877

Eliminations	(98,797)	(119,547)	(302,998)	(372,713)
Consolidated sales	$500,406	$572,723	$1,493,492	$1,788,146

Operating Income (Loss)
Wholesale segment	$22,711	$16,940	$67,664	$81,558
Retail segment	22,313	44,203	79,512	123,855
Corporate and Other	(12,463)	(18,303)	(46,477)	(48,047)
Consolidated operating income	32,561	42,840	100,699	157,366
Interest expense	(106)	(136)	(329)	(414)
Interest income	4,124	2,012	11,222	3,624
Other income (expense), net	(639)	(1,062)	21	(834)
Income before income taxes	$35,940	$43,654	$111,613	$159,742

Note 12: Income Taxes

Our effective tax rate was 20.2% and 24.5% for the third quarter and first nine months ended January 27, 2024, respectively, compared with 27.7% and 26.6% for the third quarter and first nine months ended January 28, 2023, respectively. The reduced effective tax rate in the third quarter of fiscal 2024 was primarily the result of favorable return to provision adjustments from the prior year. Absent these discrete items, the effective tax rate would have been 25.6% for the third quarter of fiscal 2024. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes.

Note 13: Earnings per Share

The following is a reconciliation of the numerators and denominators we used in our computations of basic and diluted earnings per share:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands, except per share data)	1/27/2024	1/28/2023	1/27/2024	1/28/2023
Numerator (basic and diluted):
Net income available to common Shareholders	$28,640	$31,726	$83,318	$116,291

Denominator:
Basic weighted average common shares outstanding	42,767	43,137	43,005	43,111
Contingent common shares	256	—	238	—
Stock option dilution	172	—	101	—
Diluted weighted average common shares outstanding	43,195	43,137	43,344	43,111

Earnings per Share:
Basic	$0.67	$0.74	$1.94	$2.70
Diluted (1)	$0.66	$0.74	$1.92	$2.70
(1)Diluted earnings per share was computed using the treasury stock method.

The values for contingent common shares set forth above reflect the dilutive effect of common shares that we would have issued to employees under the terms of performance-based share awards if the relevant performance period for the award had been the reporting period.

We exclude the effect of options from our diluted share calculation when the weighted average exercise price of the options is higher than the average market price, since including the options' effect would be anti-dilutive. For the third quarter and nine months ended January 27, 2024, we excluded options to purchase 0.2 million shares and 0.5 million shares, respectively, from the diluted share calculation. For the third quarter and nine months ended January 28, 2023, we excluded options to purchase 1.5 million shares from the diluted share calculation.

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

The following table presents the fair value hierarchy for those assets and liabilities we measured at fair value on a recurring basis at January 27, 2024 and April 29, 2023. There were no transfers into or out of Level 1, Level 2, or Level 3 for any of the periods presented.

At January 27, 2024
	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1	Level 2	Level 3	NAV(1)	Total
Assets
Marketable securities	$—	$9,026	$—	$10,505	$19,531
Held-to-maturity investments	1,304	—	—	—	1,304
Total assets	$1,304	$9,026	$—	$10,505	$20,835

At April 29, 2023
	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1	Level 2	Level 3	NAV(1)	Total
Assets
Marketable securities	$—	$16,557	$—	$6,995	$23,552
Held-to-maturity investments	1,351	—	—	—	1,351
Total assets	$1,351	$16,557	$—	$6,995	$24,903
(1)Certain marketable securities investments are measured at fair value using net asset value per share under the practical expedient methodology.

At January 27, 2024 and April 29, 2023, we held marketable securities intended to enhance returns on our cash and to fund future obligations of our non-qualified defined benefit retirement plan, our executive deferred compensation plan and our performance compensation retirement plan.

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

As of January 27, 2024, our supply chain operations included the following:

•Five major manufacturing locations and 15 distribution centers in the United States and four facilities in Mexico to support our speed-to-market and customization strategy
•A logistics company that distributes a portion of our products in the United States
•A wholesale sales office that is responsible for distribution of our product in the United Kingdom and Ireland
•An upholstery manufacturing business in the United Kingdom
•A global trading company in Hong Kong which helps us manage our Asian supply chain by establishing and maintaining relationships with our Asian suppliers, as well as identifying efficiencies and savings opportunities

During the third quarter of fiscal 2023, we made the decision to close our manufacturing facility in Torreón, Mexico as part of our initiative to drive improved efficiencies through optimized staffing levels within our plants. As a result of this action, charges were recorded within the Wholesale segment in the third and fourth quarters of fiscal 2023, totaling $9.2 million in selling, general and administrative ("SG&A") expense for the impairment of various assets, primarily long-lived assets, and $1.6 million in cost of sales, primarily related to severance. During the first quarter of fiscal 2024, we terminated our lease on the Torreón facility and recognized a $1.2 million gain in SG&A expense within the Wholesale segment related to the settlement of our lease obligation on the previously impaired long-lived assets.

During the second quarter of fiscal 2024, we announced further actions intended to drive efficiencies and optimize our manufacturing capacity in our global supply chain operations. As part of this initiative, we made the decision to shift upholstery production from our Ramos, Mexico operations to our other upholstery plants and relocate our cut and sew operations back to Ramos, Mexico, resulting in the permanent closure of our leased cut and sew facility in Parras, Mexico. As a result of these actions, charges were recorded within the Wholesale segment in the second and third quarters of fiscal 2024, totaling $3.8 million in cost of sales, primarily related to severance, and $3.0 million in SG&A expense for the accelerated depreciation of fixed assets.

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

•The centerpiece of our retail distribution strategy is our network of 353 La-Z-Boy Furniture Galleries® stores and 524 La-Z-Boy Comfort Studio® locations, each dedicated to marketing our La-Z-Boy branded products. We consider this dedicated space to be “proprietary.”

◦La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort, and quality of La-Z-Boy furniture with our available design services. We own 184 of the La-Z-Boy Furniture Galleries® stores, while the remainder are independently owned and operated.
◦La-Z-Boy Comfort Studio® locations are defined spaces within larger independent retailers that are dedicated to displaying and selling La-Z-Boy branded products. All 524 La-Z-Boy Comfort Studio® locations are independently owned and operated.
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

◦Kincaid and England have their own dedicated proprietary in-store programs with 642 outlets and approximately 1.9 million square feet of proprietary floor space.

•In total, our proprietary floor space includes approximately 12.1 million square feet worldwide.

•Joybird sells product primarily online and also has limited retail showroom floor space through 12 small-format stores in key urban markets.

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

•Retail Segment. Our Retail segment consists of one operating segment comprised of our 184 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment sells primarily upholstered furniture, in addition to some casegoods and other accessories, to end consumers through these stores.

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

Results of Operations

Fiscal 2024 Third Quarter Compared with Fiscal 2023 Third Quarter

La-Z-Boy Incorporated

	Quarter Ended			Nine Months Ended
(Unaudited, amounts in thousands, except percentages)	1/27/2024	1/28/2023	% Change	1/27/2024	1/28/2023	% Change
Sales	$500,406	$572,723	(12.6)%	$1,493,492	$1,788,146	(16.5)%
Operating income	32,561	42,840	(24.0)%	100,699	157,366	(36.0)%
Operating margin	6.5%	7.5%		6.7%	8.8%

Sales

Consolidated sales decreased $72.3 million, or 13%, and $294.7 million, or 16%, in the third quarter and first nine months of fiscal 2024, respectively, compared with the same periods a year ago. Sales in the first nine months of fiscal 2023 were fueled by the delivery of a significant backlog resulting from heightened demand in prior periods. As a result, the decrease in sales during the third quarter and first nine months of fiscal 2024 reflects a return to industry-wide seasonal trends relative to a historically high comparative period combined with a challenging consumer environment. Additionally, volume in the third quarter of fiscal 2024 was negatively impacted by winter weather events in January, which caused temporary shutdowns of our U.S. manufacturing facilities, delivery delays, and reduced store traffic throughout much of the central U.S. To a lesser extent, sales also decreased in the third quarter and first nine months of fiscal 2024, as a result of selective pricing on products and delivery services, along with promotional actions, taken to maintain competitiveness.

Operating Margin

Operating margin, which is calculated as operating income as a percentage of sales, decreased 100 basis points and 210 basis points in the third quarter and first nine months of fiscal 2024, respectively, compared with the same periods a year ago.

•Gross margin, which is calculated as gross profit as a percentage of sales, increased 150 basis points and 300 basis points in the third quarter and first nine months of fiscal 2024, respectively, compared with the same periods a year ago.

◦Lower input costs, led by improved sourcing and reduced commodity prices, drove an increase in gross margin in the third quarter and first nine months of fiscal 2024, compared with the same periods a year ago.
◦Gross margin in the third quarter and first nine months of fiscal 2024 further benefited from a shift in product mix within our Joybird business toward higher margin products.
◦Partially offsetting the items above, plant inefficiencies resulting from winter weather events in January of fiscal 2024, which caused temporary shutdowns of our U.S. manufacturing facilities, and transition costs related to our supply chain optimization initiative in Mexico drove a decline in gross margin during the third quarter and first nine months of fiscal 2024, compared with the same periods a year ago.
◦Gross margin decreased further from selective pricing and promotional actions taken in the third quarter and first nine months of fiscal 2024 to maintain competitiveness.

•SG&A expenses as a percentage of sales increased 250 basis points and 510 basis points in the third quarter and first nine months of fiscal 2024, respectively, compared with the same periods a year ago.

◦During the third quarter and first nine months of fiscal 2023, we recognized charges of $9.2 million related to the closure of our Torreón, Mexico manufacturing facility. During the first nine months of fiscal 2024 we recognized $3.0 million in accelerated depreciation related to long-lived assets at our Ramos, Mexico facility. Additionally, the first nine months of fiscal 2024 includes a $1.2 million gain related to the settlement of our Torreón, Mexico lease obligation on previously impaired long-lived assets. Together, these items resulted in a 160 basis point and 40 basis point decrease in SG&A expense as a percentage of sales in the third quarter and first nine months of fiscal 2024, respectively.
◦Absent the items above, while SG&A expenses were down $2.8 million and $10.5 million in the third quarter and first nine months of fiscal 2024, respectively, compared with the same periods a year ago, lower delivered sales relative to selling expenses and fixed costs drove an increase in SG&A expense as a percentage of sales over the same respective periods.

We discuss each segment’s results in the following section.
Retail Segment

	Quarter Ended			Nine Months Ended
(Unaudited, amounts in thousands, except percentages)	1/27/2024	1/28/2023	% Change	1/27/2024	1/28/2023	% Change
Sales	$204,696	$251,157	(18.5)%	$627,248	$739,330	(15.2)%
Operating income	22,313	44,203	(49.5)%	79,512	123,855	(35.8)%
Operating margin	10.9%	17.6%		12.7%	16.8%

Sales

The Retail segment’s sales decreased $46.5 million, or 18%, and $112.1 million, or 15%, in the third quarter and first nine months of fiscal 2024, respectively, compared with the same periods a year ago, primarily due to a decline in delivered same-store sales resulting from the adverse comparison to historic sales levels in the prior year, which were fueled by the delivery of previously built COVID-related backlog. Additionally, sales in the third quarter of fiscal 2024 were negatively impacted by winter weather events in January which caused delivery delays and reduced store traffic throughout much of the central U.S. The decrease in delivered same-store sales was partially offset by a $7.3 million and $18.7 million increase in sales during the third quarter and first nine months of fiscal 2024, respectively, from our retail store acquisitions that occurred in fiscal 2023 and fiscal 2024.

Written same-store sales were down 8% and 2% in the third quarter and first nine months of fiscal 2024, respectively, compared with the same periods a year ago, due in part to the winter weather events noted above, which negatively impacted our retail store traffic across much of the central U.S., combined with an overall challenging consumer environment. Same-store sales include the sales of all currently active stores which have been open and company-owned for each comparable period.

Operating Margin

The Retail segment's operating margin decreased 670 basis points and 410 basis points in the third quarter and first nine months of fiscal 2024, respectively, compared with the same periods a year ago.

•Gross margin increased 110 basis points and 120 basis points in the third quarter and first nine months of fiscal 2024, respectively, compared with the same periods a year ago, primarily due to prior period pricing actions which were realized as products were delivered to consumers, combined with a favorable shift in product mix towards higher margin products.

•While SG&A expenses were down in the third quarter and first nine months of fiscal 2024 compared with the same periods a year ago, SG&A expenses as a percentage of sales increased 780 basis points and 530 basis points over the same respective periods, primarily due to lower delivered sales relative to selling expenses and fixed costs, mainly occupancy expenses.

Wholesale Segment

	Quarter Ended			Nine Months Ended
(Unaudited, amounts in thousands, except percentages)	1/27/2024	1/28/2023	% Change	1/27/2024	1/28/2023	% Change
Sales to external customers	$260,542	$291,170		$760,531	$934,511
Intersegment sales	95,833	116,433		294,286	361,141
Total Sales	356,375	407,603	(12.6)%	1,054,817	1,295,652	(18.6)%
Operating income	22,711	16,940	34.1%	67,664	81,558	(17.0)%
Operating margin	6.4%	4.2%		6.4%	6.3%

Sales

The Wholesale segment’s sales decreased $51.2 million, or 13%, and $240.8 million, or 19%, in the third quarter and first nine months of fiscal 2024, respectively, compared with the same periods a year ago. Over the same periods, intercompany sales from our Wholesale segment to our Retail segment decreased 18% and 19%, respectively. The decrease in sales primarily reflects a decline in delivered unit volume as the significant backlog built up in prior periods returns to pre-pandemic levels and the industry returns to typical seasonality. Additionally, volume in the third quarter of fiscal 2024 was negatively impacted by winter weather events in January, which caused temporary shutdowns of our U.S. manufacturing facilities. To a lesser extent, sales also decreased in the third quarter and first nine months of fiscal 2024, as a result of selective pricing on products and delivery services, along with promotional actions, taken to maintain competitiveness.

Operating Margin

The Wholesale segment's operating margin increased 220 basis points and 10 basis points in the third quarter and first nine months of fiscal 2024, respectively, compared with the same periods a year ago.

•Gross margin increased 170 basis points and 300 basis points in the third quarter and first nine months of fiscal 2024, respectively, compared with the same periods a year ago.

◦Lower input costs, led by improved sourcing and reduced commodity prices, drove a 490 basis point and 440 basis point increase in gross margin during the third quarter and first nine months of fiscal 2024, respectively, compared with the same periods a year ago.
◦Gross margin in the first nine months of fiscal 2024 also benefited 50 basis points from a favorable shift in product mix towards higher margin products.
◦Partially offsetting the items above, plant inefficiencies resulting from winter weather events which caused temporary shutdowns of our U.S. manufacturing facilities and transition costs related to our supply chain optimization initiative in Mexico led to a 190 basis point and 90 basis point decrease in gross margin during the third quarter and first nine months of fiscal 2024, respectively, compared with the same periods a year ago.
◦Gross margin further decreased 110 basis points and 130 basis points, in the third quarter and first nine months of fiscal 2024, respectively, compared with the same periods a year ago, from selective pricing and promotional actions taken to maintain competitiveness.

•SG&A expense as a percentage of sales decreased 50 basis points and increased 290 basis points in the third quarter and first nine months of fiscal 2024, respectively, compared with the same periods a year ago.

◦During the third quarter and first nine months of fiscal 2023, we recognized charges of $9.2 million related to the closure of our Torreón, Mexico manufacturing facility. During the first nine months of fiscal 2024, we recognized $3.0 million in accelerated depreciation related to long-lived assets at our Ramos, Mexico facility. Additionally, the first nine months of fiscal 2024 includes a $1.2 million gain related to the settlement of our Torreón, Mexico lease obligation on previously impaired long-lived assets. Together, these items resulted in an 230 basis point and 50 basis point decrease in SG&A expense as a percentage of sales in the third quarter and first nine months of fiscal 2024, respectively.
◦Reduced fixed cost leverage contributed to higher SG&A expense as a percentage of sales in the third quarter and first nine months of fiscal 2024, respectively, compared with the same periods a year ago.

◦Higher marketing expense in support of our Long Live the Lazy campaign launch drove a 120 basis point and 140 basis point increase in SG&A expense as a percentage of sales in the third quarter and first nine months of fiscal 2024, respectively, compared with the same periods a year ago. Investments in this campaign support all La-Z-Boy branded products, including those sold through our Retail segment.

Corporate and Other

	Quarter Ended			Nine Months Ended
(Unaudited, amounts in thousands, except percentages)	1/27/2024	1/28/2023	% Change	1/27/2024	1/28/2023	% Change
Sales	$38,132	$33,510	13.8%	$114,425	$125,877	(9.1)%
Intercompany eliminations	(98,797)	(119,547)	17.4%	(302,998)	(372,713)	18.7%
Operating loss	(12,463)	(18,303)	31.9%	(46,477)	(48,047)	3.3%

Sales

Corporate and Other sales increased $4.6 million and decreased $11.5 million in the third quarter and first nine months of fiscal 2024, respectively, compared with the same periods a year ago, primarily led by Joybird sales. Joybird sales increased $5.2 million to $34.0 million in the third quarter of fiscal 2024, primarily due to a favorable shift in product mix towards higher priced products but decreased $7.8 million to $101.9 million during the first nine months of fiscal 2024, largely due to demand challenges experienced over the last 12 months. Compared with the respective periods a year ago, written sales for Joybird were down 14% and 10% in the third quarter and first nine months of fiscal 2024, respectively.

Intercompany eliminations decreased in the third quarter and first nine months of fiscal 2024 compared with the same periods a year ago due to lower sales from our Wholesale segment to our Retail segment.

Operating Loss

Our Corporate and Other operating loss decreased $5.8 million and $1.6 million in the third quarter and first nine months of fiscal 2024, respectively, primarily from improved Joybird operating performance partially offset by unfavorable intercompany inventory profit elimination adjustments. Additionally, the first nine months of fiscal 2024 experienced lower operating profit from our global trading company in Hong Kong.

Non-Operating Income (Expense)

Interest Income

Interest income was $2.1 million and $7.6 million higher in the third quarter and first nine months of fiscal 2024, respectively, compared with the same periods a year ago, primarily driven by higher interest rates on higher cash balances.

Income Taxes

Our effective tax rate was 20.2% and 24.5% for the third quarter and first nine months of fiscal 2024, respectively, compared with 27.7% and 26.6% for the third quarter and first nine months of fiscal 2023, respectively. The reduced effective tax rate in the third quarter of fiscal 2024 was primarily the result of favorable return to provision adjustments from the prior year. Absent these discrete items, the effective tax rate would have been 25.6% for the third quarter of fiscal 2024. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes.

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

We had cash, cash equivalents and restricted cash of $333.2 million at January 27, 2024, compared with $346.7 million at April 29, 2023. In addition, we had investments to enhance our returns on cash of $7.7 million at January 27, 2024, compared with $11.6 million at April 29, 2023.

The following table illustrates the main components of our cash flows:

	Nine Months Ended
(Unaudited, amounts in thousands)	1/27/2024	1/28/2023
Cash Flows Provided By (Used For)
Net cash provided by operating activities	$105,354	$127,052
Net cash used for investing activities	(54,029)	(57,965)
Net cash used for financing activities	(64,476)	(33,894)
Exchange rate changes	(348)	(4)
Change in cash, cash equivalents and restricted cash	$(13,499)	$35,189

Operating Activities

During the first nine months of fiscal 2024, net cash provided by operating activities was $105.4 million, a decrease of $21.7 million compared with the prior year, mainly due to lower net income and a smaller reduction in receivables, partially offset by a smaller reduction in customer deposits, reflecting a reduced backlog. Our cash provided by operating activities in fiscal 2024 was primarily attributable to net income, adjusted for non-cash items, partially offset by a $13.6 million decrease in other liabilities, mainly due to the payout of our fiscal 2023 incentive compensation awards during the first quarter of fiscal 2024, along with an $8.0 million decrease in customer deposits reflecting the reduced backlog.

Investing Activities

During the first nine months of fiscal 2024, net cash used for investing activities was $54.0 million, a decrease of $3.9 million compared with the prior year primarily due to lower capital expenditures and higher proceeds from asset sales, partially offset by increased spend on acquisitions. Cash used for investing activities in fiscal 2024 included the following:

•Cash used for capital expenditures in the period was $38.0 million compared with $57.4 million during the first nine months of fiscal 2023, which was primarily related to La-Z-Boy Furniture Galleries® (new stores and remodels) and upgrades at our manufacturing and distribution facilities. We anticipate that spending on these items will continue in fiscal 2024 with full year fiscal 2024 capital expenditures expected to be in the range of $50 to $60 million. We have no material contractual commitments outstanding for future capital expenditures.
•Cash used for acquisitions was $26.3 million, primarily related to the acquisition of the Illinois and Indiana, Colorado Springs, Colorado and Lafayette, Louisiana retail businesses.
•Proceeds from the sale of investments, net of investment purchases was $5.5 million.

Financing Activities

On October 15, 2021, we entered into a five-year $200 million unsecured revolving credit facility (as amended, the “Credit Facility”). Borrowings under the Credit Facility may be used by the Company for general corporate purposes. We may increase the size of the facility, either in the form of additional revolving commitments or new term loans, subject to the discretion of each lender to participate in such an increase, up to an additional amount of $100 million. The Credit Facility will mature on October 15, 2026 and provides us the ability to extend the maturity date for two additional one-year periods, subject to the satisfaction of customary conditions. As of January 27, 2024, we have no borrowings outstanding under the Credit Facility.

The Credit Facility contains certain restrictive loan covenants, including, among others, financial covenants requiring a maximum consolidated net lease adjusted leverage ratio and a minimum consolidated fixed charge coverage ratio, as well as customary covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of certain assets. As of January 27, 2024, we were in compliance with our financial covenants under the Credit Facility. We believe our cash and cash equivalents, short-term investments, and cash from operations, in addition to our available Credit Facility, will provide adequate liquidity for our business operations over the next 12 months.

During the first nine months of fiscal 2024, net cash used for financing activities was $64.5 million, an increase of $30.6 million compared with the prior year, primarily due to higher share repurchases, partially offset by proceeds from exercised stock options. Cash used for financing activities in fiscal 2024 included the following:

•Our board of directors has authorized the repurchase of company stock and we spent $40.0 million in the first nine months of fiscal 2024 to repurchase 1.3 million shares. As of January 27, 2024, 6.0 million shares remained available for repurchase pursuant to this authorization. With the operating cash flows we anticipate generating in fiscal 2024, we expect to continue repurchasing Company stock subject to market conditions and other factors as deemed relevant by our board of directors.
•Cash paid to our shareholders in quarterly dividends was $24.2 million. Our board of directors has sole authority to determine if and when we will declare future dividends and on what terms. We expect the board to continue declaring regular quarterly cash dividends for the foreseeable future, but it may discontinue doing so at any time at the board's discretion.
•Proceeds from exercised stock options, net of stock issued and taxes withheld as part of our employee benefit plans, was $6.2 million.
•Cash paid for holdback payments made on prior-period acquisitions was $5.0 million for a guaranteed payment related to the acquisition of Joybird.

Exchange Rate Changes

Due to changes in exchange rates, our cash, cash equivalents, and restricted cash decreased by $0.3 million for the nine months ended January 27, 2024. These changes impacted our cash balances held in Canada, Thailand, and the United Kingdom.

Other

During the third quarter of fiscal 2024, there were no material changes to the information about our contractual obligations and commitments disclosed in our Annual Report on Form 10-K for the fiscal year ended April 29, 2023. We do not expect our continuing compliance with existing federal, state and local statutes dealing with protection of the environment to have a material effect on our capital expenditures, earnings, competitive position or liquidity.

Critical Accounting Policies

We disclosed our critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended April 29, 2023. There were no material changes to our critical accounting policies or estimates during the nine months ended January 27, 2024.

Recent Accounting Pronouncements

See Note 1, Basis of Presentation, to the consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of recently adopted accounting standards and other new accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first nine months of fiscal 2024, there were no material changes from the information contained in Item 7A of our Annual Report on Form 10-K for the fiscal year ended April 29, 2023.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the third quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

We disclosed our risk factors in our Annual Report on Form 10-K for the fiscal year ended April 29, 2023. There have been no material changes to our risk factors during the first nine months of fiscal 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our board of directors has authorized the repurchase of Company stock. With respect to the third quarter of fiscal 2024, pursuant to the existing board authorization, we adopted a plan to repurchase company stock pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The plan was effective October 30, 2023. Under this plan, our broker had the authority to repurchase Company shares on our behalf, subject to SEC regulations and the price, market volume and timing constraints specified in the plan. The plan expired at the close of business on January 26, 2024. We spent $20.0 million in the third quarter of fiscal 2024 to repurchase 0.6 million shares, pursuant to the plan and as discretionary purchases. As of January 27, 2024, 6.0 million shares remained available for repurchase pursuant to the board authorization. With the operating cash flows we anticipate generating in fiscal 2024, we expect to continue repurchasing Company stock, subject to market conditions and other factors as deemed relevant by our board of directors.

The following table summarizes our repurchases of Company stock during the quarter ended January 27, 2024 and includes shares purchased from employees to satisfy their withholding tax obligations upon vesting of restricted shares:

(Unaudited, amounts in thousands, except per share data)	Total number of shares repurchased (1)	Average price paid per share	Total number of shares repurchased as part of publicly announced plan (2)	Maximum number of shares that may yet be repurchased under the plan
Fiscal November (October 29 – December 2, 2023)	125	$30.89	125	6,453
Fiscal December (December 3 – December 30, 2023)	356	$36.72	356	6,097
Fiscal January (December 31 – January 27, 2024)	88	$35.82	86	6,011
Total (Fiscal Third Quarter of 2024)	569		567	6,011
(1)    In addition to the 566,669 shares we repurchased during the quarter as part of our publicly announced, board-authorized plan described above, this column includes 2,820 shares we repurchased from employees to satisfy their withholding tax obligations upon vesting of restricted shares.
(2)    On October 28, 1987, our board of directors announced the authorization of the plan to repurchase Company stock. The plan originally authorized 1.0 million shares, and since October 1987, 33.5 million shares have been added to the plan for repurchase. The authorization has no expiration date.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Officers

During the quarter ended January 27, 2024, none of our directors or officers adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Number	Description
(31.1)	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a)
(31.2)	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a)
(32)	Certifications of Executive Officers pursuant to 18 U.S.C. Section 1350(b)
(101.INS)	Inline XBRL Instance Document
(101.SCH)	Inline XBRL Taxonomy Extension Schema Document
(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document
(104)	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 27, 2024, formatted in Inline XBRL (included in Exhibit 101)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LA-Z-BOY INCORPORATED
(Registrant)

Date: February 20, 2024

BY: /s/ Jennifer L. McCurry
Jennifer L. McCurry Vice President, Corporate Controller and Chief Accounting Officer