Form 10-K
period 2024-04-27
LA-Z-BOY INC
filed 2024-06-17
CIK 57131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 27, 2024
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

Based on the closing sales price as reported on the New York Stock Exchange on October 27, 2023, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant on that date was approximately $1,207 million.
The number of shares of common stock, $1.00 par value, of the registrant outstanding as of June 10, 2024 was 41,949,567.
DOCUMENTS INCORPORATED BY REFERENCE:
(1)Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for its 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

LA-Z-BOY INCORPORATED
ANNUAL REPORT ON FORM 10-K FOR FISCAL 2024
Note: The responses to Items 10 through 14 of Part III will be included in the La-Z-Boy Incorporated definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the 2024 Annual Meeting of Shareholders and are incorporated by reference herein.

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

We are the leading global producer of reclining chairs and one of the largest manufacturer/distributors of residential furniture in the United States. The La-Z-Boy Furniture Galleries® stores retail network is the third largest retailer of single-branded furniture in the United States. We manufacture, market, import, export, distribute and retail upholstery furniture products under the La-Z-Boy®, England, Kincaid®, and Joybird® tradenames. In addition, we import, distribute and retail accessories and casegoods (wood) furniture products under the Kincaid®, American Drew®, Hammary®, and Joybird® tradenames.

As of April 27, 2024, our supply chain operations included the following:

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

•The centerpiece of our retail distribution strategy is our network of 355 La-Z-Boy Furniture Galleries® stores and 528 La-Z-Boy Comfort Studio® locations, each dedicated to marketing our La-Z-Boy branded products. We consider this dedicated space to be "proprietary."

◦La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort, and quality of La-Z-Boy furniture with our available design services. We own 187 of the La-Z-Boy Furniture Galleries® stores, while the remainder are independently owned and operated.
◦La-Z-Boy Comfort Studio® locations are defined spaces within larger independent retailers that are dedicated to displaying and selling La-Z-Boy branded products. All 528 La-Z-Boy Comfort Studio® locations are independently owned and operated.
◦In total, we have approximately 7.6 million square feet of proprietary floor space dedicated to selling La-Z-Boy branded products in North America.
◦We also have approximately 2.8 million square feet of floor space outside of the United States and Canada dedicated to selling La-Z-Boy branded products.

•Our other brands, England, American Drew, Hammary, and Kincaid enjoy distribution through many of the same outlets, with slightly over half of Hammary’s sales originating through the La-Z-Boy Furniture Galleries® store network.
◦Kincaid and England have their own dedicated proprietary in-store programs with 634 outlets and approximately 1.9 million square feet of proprietary floor space.

•In total, our proprietary floor space includes approximately 12.3 million square feet worldwide.
•Joybird sells product primarily online and has 12 small-format stores in key urban markets.

Principal Products and Industry Segments

Our reportable operating segments include the Retail segment and the Wholesale segment. Our Retail segment primarily sells upholstered furniture, in addition to some casegoods and other home furnishing accessories, to end consumers through our company-owned La-Z-Boy Furniture Galleries® stores. Our Wholesale segment manufactures and imports upholstered and casegoods (wood) furniture and sells directly to La-Z-Boy Furniture Galleries® stores, operators of La-Z-Boy Comfort Studio® locations, branded space locations, England Custom Comfort Center locations, major dealers, and a wide cross-section of other independent retailers.

We have provided additional detailed information regarding our segments and their products in Note 17, Segment Information, to our consolidated financial statements and Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section, both of which are included in this report.

Raw Materials and Parts

The principal raw materials and parts used for manufacturing that are purchased are cover (primarily fabrics and leather), polyester batting and polyurethane foam for cushioning and padding, lumber and plywood for frames, steel for motion mechanisms, electrical components for power units and various other metal components for fabrication of product. We purchase most of our polyurethane foam from three suppliers, which have several facilities across the United States. We purchase cover from a variety of sources, but we rely on a limited number of major suppliers. We purchase more than half of our cover in a raw state (fabric rolls or leather hides) from suppliers in multiple countries including China, the United States, and Brazil, then cut and sew it into cover in our cut and sew facilities in Mexico. We purchase the remainder of our cut and sewn leather and fabric kits from three main suppliers primarily from China and Vietnam. We use these suppliers primarily for their product design capabilities and to balance our mix of in-sourced and out-sourced production. If any of these suppliers experience financial or other difficulties, we could experience temporary disruptions in our manufacturing process until we find alternative sources of supply.

We manage our Asian supply chain through our global trading company in Hong Kong, which works to identify efficiencies and savings opportunities, while verifying La-Z-Boy quality standards are being adhered to and managing the relationships with our Asian suppliers.

During fiscal 2024, the cost of materials and parts used for manufacturing moderated and began to stabilize relative to the volatility experienced in prior years as a result of the supply chain disruptions created by the COVID-19 pandemic. As we begin fiscal 2025, we anticipate that prices of such materials and parts will remain relatively consistent with those seen at the end of fiscal 2024, with potential increases due to economic volatility and price and wage inflation related to our core materials. To the extent that we experience changes in our cost of materials and parts, we may adjust our selling prices or assess material surcharges, accordingly. However, in the event of rising costs, increases in selling prices or implementation of surcharges may not fully mitigate the impact of raw material cost increases, which could adversely impact operating profits.

Finished Goods Imports

Imported finished goods represented 6% and 7% of our consolidated sales in fiscal 2024 and 2023, respectively. In fiscal 2024, we purchased approximately 75% of this imported product from six suppliers based in Vietnam. We use these suppliers primarily to leverage our buying power, to control quality and product flow, and because their capabilities align with our product design needs. If any of these suppliers experience financial or other difficulties, we could experience disruptions in our product flow until we obtain alternate suppliers, which could be lengthy due to the longer lead time required for sourced wood furniture from Asian manufacturers.

The prices we paid for imported products, including associated transportation costs, decreased throughout most of 2024 compared with fiscal 2023. While ocean freight costs decreased during the first half of the year, rates rose near the end of our fiscal year as a result of supply challenges in global shipping routes. In fiscal 2025, while we anticipate our product costs will be relatively flat overall, we expect slight increases in ocean freight costs due to continued container transit challenges in these global shipping routes.

Seasonal Business

Our business has historically displayed seasonal patterns driven by consumer behavior with demand highest in the winter months as discretionary spend tends to shift toward travel and leisure activities during the summer months. For our wholesale business, our fiscal fourth quarter has historically had the highest volume of delivered sales relative to other quarters. For our retail businesses, which includes our company-owned retail stores, our fiscal third quarter typically has the highest volume of delivered sales relative to other quarters.

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

During fiscal 2024, we experienced our largest sales in the fourth quarter for both our wholesale and retail businesses, which we believe was consistent with overall trends in the furniture industry. We therefore do not believe that this is an indicator that our seasonal trends are changing for our retail businesses and anticipate typical seasonality for both our wholesale and retail businesses in fiscal 2025.

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

Inventory: For our upholstery business within our Wholesale segment, we maintain raw materials and work-in-process inventory at our manufacturing locations. Finished goods inventory is maintained at our 14 distribution centers as well as our manufacturing locations. Our distribution centers allow us to streamline the warehousing and distribution processes for our La-Z-Boy Furniture Galleries® store network, including both company-owned stores and independently-owned stores. Our distribution centers also allow us to reduce the number of individual warehouses needed to supply our retail outlets and help us reduce inventory levels at our manufacturing and retail locations.

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

Our inventory decreased $13.0 million as of year end fiscal 2024 compared with year end fiscal 2023 as we continue to stabilize inventory levels and align production with incoming order trends. We actively manage our inventory levels on an ongoing basis to ensure they are appropriate relative to our sales volume, while maintaining our focus on service to our customers.

Accounts Receivable: Our accounts receivable increased $13.7 million as of year end fiscal 2024 compared with year end fiscal 2023, primarily reflecting higher sales from our Wholesale business to external dealers during the fourth quarter of fiscal 2024 compared with same period a year ago.

Additionally, our allowance for receivable credit losses was $0.3 million higher at the end of fiscal 2024 compared with the end of fiscal 2023 reflecting a higher receivable balance. We monitor our customers' accounts, limit our credit exposure to certain independent dealers and strive to decrease our days' sales outstanding where possible.

Accounts Payable: Our accounts payable decreased $11.0 million as of year end fiscal 2024 compared with year end fiscal 2023, primarily reflecting lower inventory purchases.

Customer Deposits: We collect a deposit from our customers at the time a customer order is placed in one of our company-owned retail stores or through our websites, www.la-z-boy.com and www.joybird.com. Customer deposits decreased $17.0 million as of fiscal year end 2024 compared with fiscal year end 2023, primarily due to a slight reduction in backlog.

Customers

We sell directly to end consumers through our company-owned La-Z-Boy Furniture Galleries® stores that make up our Retail segment, our small-format Joybird stores, and our websites, www.la-z-boy.com and www.joybird.com. Sales in our Wholesale segment are primarily to third-party furniture retailers. While mainly located throughout the United States and Canada, we also have customers located in various other countries, including the United Kingdom, China, Australia, South Korea and New Zealand.

We have formal agreements with many furniture retailers for them to display and merchandise products from one or more of our operating units and sell them to consumers in dedicated retail space, either in stand-alone stores or dedicated proprietary galleries, studios or branded spaces within their stores. We consider this dedicated space to be "proprietary." For our Wholesale segment, our fiscal 2024 customer mix based on sales was approximately 60% proprietary, 10% major dealers (large, regional retailers), and 30% other independent retailers.

The success of our product distribution model relies heavily on having retail floor space that is dedicated to displaying and marketing our products. Maintaining, updating, and, when appropriate, expanding our proprietary distribution network is a key part of our overall sales and marketing strategy. We intend, over the long-term, to not only increase the number of stores in the network but also to continue to improve their quality, including upgrading old-format stores to our new concept design through remodels and relocations. We continue to maintain and update our current stores to improve the quality of the network. During fiscal 2024 the La-Z-Boy Furniture Galleries® store network opened 8 new stores and relocated or remodeled 19 stores. In fiscal 2025, the La-Z-Boy Furniture Galleries® store network further plans to open 12 to 15 stores and relocate or remodel 25 to 35 stores, all of which will feature our latest store designs. Additionally, during fiscal 2025 we plan to open or update approximately 100 La-Z-Boy Comfort Studio® locations as well as 40 branded space locations.

Independent dealers for our proprietary La-Z-Boy Furniture Galleries® store network provide distribution in specific geographical areas and enable us to concentrate our marketing to a dedicated product line across the entire network benefitting La-Z-Boy, these dealers, and our consumers. It also allows dealers in this proprietary group to take advantage of best practices, with which other proprietary dealers have succeeded, and we facilitate forums for these dealers to share them. These La-Z-Boy Furniture Galleries® stores provide our consumers a full-service shopping experience with a large variety of products, knowledgeable sales associates, and design service consultants.

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

Historically, the size of our backlog at a given time varies and may not be indicative of our future sales and, therefore, we do not rely entirely on backlogs to predict future sales. Our wholesale backlog was $136.6 million as of April 27, 2024. This represents a 10% decrease from a fiscal 2023 year end backlog of $151.3 million, which was revised to reflect an adjustment to the dollar impact of cancellations that occurred during fiscal 2023. At the end of fiscal 2023, backlog and lead times had generally returned to pre-pandemic levels and the slight decrease in fiscal 2024 was mainly due to shipments outpacing incoming orders as a result of lower industry-wide demand. We anticipate our backlog will remain relatively stable in fiscal 2025.

Competitive Conditions

We are one of the largest manufacturer/distributors of residential (living and family room, bedroom, and dining room) furniture in the United States, as measured by annual sales volume.

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

The La-Z-Boy Furniture Galleries® stores operate in the retail furniture industry in the United States and Canada, and different stores have different competitors based on their geographic locations. In addition, alternative distribution channels have increasingly affected our retail markets. Direct-to-consumer brands bypass brick and mortar retailers entirely, or in some cases, have developed a product that can be shipped more easily than traditional upholstered furniture, thus increasing competition for our products. The increased ability of consumers to purchase furniture through various furniture manufacturers' and digital-only retailers' internet websites has also increased competition in the industry. Although digital retailers operate with lower overhead costs than a brick-and-mortar retailer, customer acquisition costs and advertising spend are typically much higher. Department stores and big box retailers with an online presence also offer products that compete with some of our product lines.

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

Human Capital

Employees

We employed approximately 10,200 full-time equivalent employees at the end of fiscal 2024, compared with approximately 10,500 employees at the end of fiscal 2023. The decrease in headcount was primarily due to the initiative to drive improved efficiencies through optimized staffing levels at our Mexico operations. As of the end of fiscal 2024 we employed approximately 7,800 employees in our Wholesale segment, 1,600 in our Retail segment, 500 in our Joybird business, with the remaining employees being corporate personnel. We employ the majority of our employees on a full-time basis.

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

Diversity, Inclusion and Belonging

We believe in creating and fostering a workplace in which all our employees feel valued, included, and empowered to do their best work and contribute their ideas and perspectives. We are committed to recruiting and retaining diverse talent so that our workforce better reflects the communities in which we operate our business globally. We recognize that our employees’ unique backgrounds, experiences and perspectives enable us to create the optimal work environment and deliver on our mission.

Aligning with our purpose and values, we intend to continue to be curious, courageous, and compassionate in our efforts to foster an environment that attracts the best talent, values diversity of life experiences and perspectives, and encourages innovation to accelerate the transformational power of comfort.

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
•Expanding our support of employee resource groups ("ERGs"), which include groups focused on Multicultural, Pride (LGBTQ+), Working Parents & Caregivers, Women, and Salute (Armed Forces). Our ERGs provide learning and mentorship experiences for our diverse employees, supporting our objective of creating diversity awareness across our organization, and helping our employees use their collective voices to positively impact our Company and the communities in which we operate our business and live;
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

We work to forge relationships with agencies, such as the Occupational Safety and Health Administration (OSHA), to understand how we can best adhere to health and safety practices. Additionally, the National Safety Council (NSC) has recognized La-Z-Boy with multiple awards for safety performance and leadership throughout the Company’s history. This includes our recognition as a seven-time recipient of the Corporate Culture of Safety Award.

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

Employee Town Halls and Employee Engagement

"LZB Live", our quarterly global town hall, and other employee town halls are held in person and streamed to give our employees an opportunity to ask questions of our Chief Executive Officer, Chief Financial Officer, and other senior executive leaders and to continue to build and support our mission, purpose, and values. Additionally, the Company provides opportunities for employee recognition from peers and leaders through our BRAVO program, and also periodically administers employee engagement surveys.

Community Giving

Throughout our 97-year history, giving back to our communities has been woven through La-Z-Boy’s culture following the example set by our founders. When it comes to giving, our vision is to improve the lives of others by developing exceptional programs based on partnerships where employees feel a sense of connection and pride in their communities and our mission is to enhance the quality of life in the communities in which we live and serve through leadership, financial contributions, and volunteer efforts.

Our philanthropic initiatives include the La-Z-Boy Foundation, local community involvement, disaster relief, and our signature charity, Ronald McDonald House Charities. La-Z-Boy is honored to be the official furniture provider for Ronald McDonald House Charities. Throughout fiscal 2024, La-Z-Boy has continued our support of providing furniture and financial contributions to non-profit organizations with special emphasis on arts/culture/humanities, community enrichment, education, and health and human services.

Our employees further exemplify the spirit of giving through leadership and volunteer efforts in their own communities, and for numerous non-profit organizations, which include the United Way, Relay for Life, Habitat for Humanity, and others. The Company participates in the "The La-Z-Boy Summer of Caring" during the summer and "The La-Z-Boy Season of Caring" during the winter, seasonal initiatives that encourage and support employee volunteerism.

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

ITEM 1A.    RISK FACTORS.

Our business is subject to a variety of risks. Any of the following risks could materially and adversely affect our business, results of operations, financial condition, or future prospects. The risks discussed below should be carefully considered, together with the other information provided in this Annual Report on Form 10-K, including in Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 1C. Cybersecurity, and our financial statements, including the related notes. These risk factors do not identify all risks that we face. There may be additional risks that are presently unknown to us or that we currently believe to be immaterial that could affect us. Investors should carefully consider all risks, including those disclosed, before making an investment decision.

Macroeconomic, Market and Strategic Risk Factors

Declines in certain economic and market conditions that impact consumer confidence and consumer spending, or cause further disruption in our business, could negatively impact our sales, results of operations and liquidity.

The furniture industry and our business are particularly sensitive to cyclical variations in the general economy and to uncertainty regarding future economic conditions because our principal products are consumer goods that may be considered postponable discretionary purchases. Economic downturns and prolonged negative economic conditions have affected, and could continue to affect general consumer spending, resulting in a decrease in the overall demand for such discretionary items, including home furnishings. Factors influencing consumer spending include, among others, general economic conditions, consumer disposable income, recession and fears of recession, United States government default or shutdown or the risk of such default or shutdown, inflation, unemployment, war and fears of war, availability of consumer credit, consumer debt levels, consumer confidence, conditions in the housing market, fuel prices, interest rates, sales tax rates, civil disturbances and terrorist activities, natural disasters, adverse weather, and health epidemics or pandemics. We are unable to identify and predict to what extent such factors may further impact consumer spending on our products in the short and long term.

During the COVID-19 pandemic, like many businesses, we experienced significant disruption in our supply chain resulting in unprecedented increases in material and freight costs, as well as significant unavailability or delay of parts or finished goods. Future significant disruptions of this nature in our supply chain, in the furniture industry, within our independent dealer network or third-party wholesalers, or other unusual developments could cause significant disruption to our business and negatively affect our results.

Loss of market share and other financial or operational difficulties due to competition would likely result in a decrease in our sales, earnings, and liquidity.

The residential furniture industry is highly competitive and fragmented. We currently compete with many other manufacturers and retailers, including online retailers. Some of these competitors offer widely advertised products or are large retail furniture dealers offering their own store-branded products. Competition in the residential furniture industry is based on, among other factors, quality, style of products, perceived value, price, promotional activities, service to the customer, and advertising. Changes in pricing and promotional activities of competitors may adversely affect our performance. In addition, due to the large number of competitors and their wide range of product offerings, we may not be able to differentiate our products (through styling, finish, and other construction techniques) from those of our competitors. The highly competitive nature of the industry means we are constantly subject to the risk of losing market share, which would likely decrease our future sales, earnings, and liquidity.

A majority of our sales are to distribution channels that rely on physical stores to merchandise and sell our products and a significant shift in consumer preference toward purchasing products online could have a material adverse effect on our sales and operating margin. Over the past several years, the furniture industry in general has experienced a shift to more online purchasing. We are attempting to meet consumers where they prefer to shop by expanding our online capabilities and improving the user experience at www.la-z-boy.com to drive more traffic to both our online site and our physical stores. We also own Joybird, a leading e-commerce retailer and manufacturer of upholstered furniture. Joybird sells product primarily online, where there is significant competition for customer attention among online and direct-to-consumer brands.

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

Cyber-attacks designed to gain access to and extract sensitive information or otherwise affect or compromise the confidentiality, integrity, and availability of information, including phishing attempts, denial of service attacks, and malware or ransomware incidents, have occurred over the last several years at a number of major U.S. companies and have resulted in, among other things, the unauthorized release of confidential information, material business disruptions, and negative brand and reputational impacts. Despite widespread recognition of the cyber-attack threat and improved data protection methods, cyber-attacks on organizations continue to be sophisticated, persistent, and ever-changing, making it difficult to prevent and detect these attacks. Similar to many other retailers, we receive, process, store, use and share data about our customers, consumers, employees, contractors, suppliers, vendors and others, including payment information and personally identifiable information, as well as other personal, confidential and proprietary information. Additionally, we rely on third-party service providers to execute certain business processes and maintain certain information technology systems and infrastructure, and we supply such third-party providers with the data required for those services.

During fiscal 2024, we were subject, and in the future, we will likely continue to be subject, to attempts to breach the security of our networks and IT infrastructure through cyber-attack, malware, ransomware, computer viruses, phishing attempts, social engineering and other means of unauthorized access. A breach of our systems, either internally, through potential vulnerabilities of our employees' home networks, or at our third-party technology service providers, could adversely affect our business operations and result in the loss or misappropriation of, and unauthorized access to, sensitive information. As a result of a breach involving the unauthorized release of sensitive information, our reputation could be adversely affected resulting in a loss of our existing customers and potential future customers, or we could face claims, demands, lawsuits, regulatory investigations and could incur fines, penalties, or become subject to injunctive relief imposing additional compliance obligations. An electronic security breach resulting in the unauthorized release of sensitive data from our information systems or those of our third-party service providers could also materially increase the costs we already incur to protect against these risks, including costs associated with insurance coverage and potential remediation measures. We continue to balance the additional risk with the cost to protect us against a breach and have taken steps to ensure that losses arising from a breach would be covered in part by insurance that we carry, although the costs, potential monetary damages, and operational consequences of responding to cyber incidents and implementing remediation measures may be in excess of our insurance coverage or be not covered by our insurance at all.

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

The success of our business depends on our ability to maintain and enhance our brands to increase our business by retaining consumers and attracting new ones. Furniture product is fashion-oriented so changes in consumers' tastes and trends and the resultant change in our product mix, as well as failure to offer our consumers multiple avenues for purchasing our products, could adversely affect our business and results of operations. As mentioned above, there is significant competition for customer attention among online and direct-to-consumer brands. We attempt to minimize these risks by maintaining strong advertising and marketing campaigns promoting our brands. We also attempt to minimize our risk by updating our current product designs, styles, quality, prices, and options to purchase our products in-store or online. If these efforts are unsuccessful or require us to incur substantial costs, our business, results of operations and financial or competitive condition could be adversely affected.

Fluctuations in the price, availability and quality of raw materials could cause delays that could result in our inability to timely provide goods to our customers. Such fluctuations have increased, and could continue to increase, our cost and therefore decrease our earnings.

In manufacturing furniture, we use various types of wood, fabrics, leathers, upholstered filling material, including polyurethane foam, steel, other raw materials, and metal components. Additionally, our manufacturing processes and plant operations use various electrical equipment and components and tooling. Because we are dependent on outside suppliers for these items, fluctuations in their price, availability, and quality have had, and could continue to have, a negative effect on our cost of sales and our ability to meet our customers' demands. We have a higher concentration in upholstery sales, including motion furniture, than many of our competitors, and the effects of price and wage inflation related to steel, polyurethane foam, wood, electrical components for power units, leather and fabric or quantity shortages of such materials or parts have had, and could continue to have, a significant negative impact on our business. Competitive and marketing pressures may prevent us from passing along price increases to our customers, and the inability to meet our customers' demands could cause us to lose sales.

Further, most of our polyurethane foam comes from three suppliers. These suppliers have several facilities across the United States, but adverse weather, natural or man-made disasters, or public health crises (such as pandemics or epidemics) could result in delays in shipments of polyurethane foam to our plants. Similarly, adverse weather (including increased risk of catastrophic events as a result of climate change), natural or man-made disasters, public health crises (such as pandemics or epidemics), labor disputes, possible acts of terrorism, port and canal blockages and congestion, and availability of shipping containers have and could in the future result in delays in shipments or the absence of required raw materials or components from any of our suppliers.

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

From time to time we may acquire independent La-Z-Boy Furniture Galleries® stores or other retail businesses, such as Joybird. We also plan to remodel and relocate existing stores and experiment with new store formats and may close underperforming stores. Our assets include goodwill and other intangible assets acquired in connection with these acquisitions. Profitability of acquired, remodeled, relocated, and new format stores will depend on lease rates (for stores we lease) and retail sales and profitability justifying the costs of acquisition, remodeling, and relocation. If we do not meet our sales or earnings expectations for these stores or businesses, we have in the past incurred and may in the future incur charges for the impairment of long-lived assets, the impairment of right-of-use lease assets, the impairment of goodwill, or the impairment of other intangible assets.

We also operate a wholesale sales office that is responsible for distributing La-Z-Boy products in the United Kingdom and Ireland, as well as a manufacturing business in the United Kingdom which was acquired in fiscal 2022. Our assets include goodwill and other intangible assets, including acquired customer relationships, in connection with our acquisition of the wholesale business. If we do not meet our sales or earnings expectations for these operations, we may incur charges for the impairment of goodwill or the impairment of our intangible assets.

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

Legal and Regulatory Risk Factors

Our business and our reputation could be adversely affected by the failure to comply with or the cost of compliance with evolving regulations relating to our obligation to protect sensitive employee, customer, consumer, vendor or Company data.

We receive, process, store, use and share data about our customers, consumers, employees, contractors, suppliers, vendors and others, including payment information and personally identifiable information, as well as other personal, confidential and proprietary information. There are numerous federal, state, local and foreign laws and regulations regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. Regulatory focus on data privacy and security concerns continues to increase globally, and laws and regulations concerning the collection, use, and disclosure of personal information are expanding and becoming more complex, while being subject to uncertain and differing interpretations that may be inconsistent among countries or conflict with other rules. For example, the European General Data Protection Regulation (“GDPR”) applies to us and creates a range of requirements and compliance obligations regarding the treatment of personal data, including the public disclosure of significant data breaches, and imposes significant penalties for non-compliance. Several state laws include additional requirements with respect to disclosure and deletion of personal information of residents, as well as civil penalties for violations and a private right of action for data breaches. These privacy and data protection laws may increase our costs of compliance and risks of non-compliance, which could result in substantial penalties, negative publicity and harm to our brand. These risks may be heightened by our online marketing and customer engagement activities. It is possible that these laws may be interpreted or applied in a manner that is adverse to us, unforeseen, or otherwise inconsistent from one jurisdiction to another or with our practices, or that we may not adequately adapt our internal policies and/or procedures to evolving regulations, any of which could result in litigation, regulatory investigations, enforcement actions, fines, penalties and potential legal liability, require us to change our practices in a manner adverse to our business or limit access to our products and services in certain countries. As a result, our reputation and brand, which are critical to our business operations, may be harmed, we could incur substantial costs, including costs related to litigation, or we could lose both customers and revenue.

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

Because we manufacture components and finished goods in Mexico and the United Kingdom, purchase components and finished goods manufactured in foreign countries, including China and Vietnam, participate in consolidated joint ventures in Thailand, and operate a wholesale and retail business in Canada, we are subject to risks relating to changes in the domestic or international regulatory environment or trade policies, including new or increased duties, tariffs, retaliatory tariffs, trade limitations and termination or renegotiation of bilateral and multilateral trade agreements impacting our business. The United States has enacted certain tariffs on many items sourced from China, including certain furniture, accessories, furniture parts, and raw materials which are imported into the United States and that we use in our domestic operations. We may not be able to fully or substantially mitigate the impact of these tariffs, pass price increases on to our customers, or secure adequate alternative sources of products or materials. The tariffs, along with any additional tariffs or retaliatory trade restrictions implemented by other countries, could negatively impact customer sales, including potential delays in product received from our vendors, our cost of goods sold and results of operations. Conversely, if certain tariffs are eliminated or reduced, we may face additional competition from foreign manufacturers entering the United States market and from domestic retailers who rely on imported goods, putting pressure on our prices and margins, which could adversely affect our results of operations. Finally, our business, including our sales and margins, could be adversely affected by the imposition in Mexico, the United Kingdom or other foreign countries of import bans, quotas, and increases in tariffs.

Changes in regulation of our international operations, including anti-corruption laws and regulations, could adversely affect our business and results of operations.

Our operations outside of the United States and sale of product in various countries subject us to U.S. and foreign laws and regulations, including but not limited to the UK Bribery Act 2010, the U.S. Foreign Corrupt Practices Act, the U.S. Export Administration Act, and other anti-bribery and anti-corruption statutes. These laws and regulations include prohibitions on improper payments to government officials, restrictions on where we can do business, what products we can supply to certain countries, and what information we can provide to certain governments. Violations of these laws, which are complex, frequently changing, and are often subject to varying interpretation and enforcement, may result in civil or criminal penalties or sanctions that could have a significant adverse effect on our business and results of operations. It is possible that our employees, contractors, or agents could violate our policies and procedures or otherwise fail to comply with these laws and regulations.

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

Although we maintain liability insurance in amounts that we believe are reasonable, in most cases, we are responsible for large, self-insured retentions and defense costs. We may not be able to maintain such insurance on acceptable terms, if at all in the future, or that product liability or other claims will not exceed the amount of insurance coverage, or that all such matters would be covered by our insurance. As a result, product liability and other claims could have a material adverse effect on our business, results of operations and financial condition.

General Risk Factors

Our operations are subject to risks of unsettled political conditions, natural or man-made disasters, adverse weather, climate change, acts of war, terrorism, organized crime, pandemics and other public health concerns, any one of which could adversely affect our business and results of operations.

Our operations are subject to risks of unsettled political conditions, natural or man-made disasters, adverse weather, climate change, acts of war, terrorism, organized crime, pandemics and other public health concerns. If any of these events cause disruptions or damage in our manufacturing plants, distribution facilities, company-owned La-Z-Boy Furniture Galleries® stores or corporate headquarters, or the facilities of our vendors, or if such events impact the availability of raw materials or cause disruption in our supply chain, that could make servicing our customers more difficult or result in the potential loss of sales and customers. In addition, we may incur costs in repairing any damage beyond our applicable insurance coverage. Any of these outcomes could have an adverse affect on our business and results of operations.

We make certain assumptions, judgments and estimates that impact the amounts reported in our consolidated financial statements, which, if not accurate, may impact our financial results.

Certain assumptions, judgments and estimates impact amounts reported in our consolidated financial statements, including but not limited to, inventories, goodwill, intangible assets, product warranty liabilities, insurance and legal-related liabilities, and income taxes. To derive our assumptions, judgments and estimates, we use historical experience and various other factors that we believe are reasonable as of the date we prepare our consolidated financial statements. Our goodwill, resulting from certain acquisitions, is based on the expected future performance of the operations acquired and at least annually, we reassess the goodwill for impairment. Changes in business conditions or other events could materially change the projection of future cash flows or the discount rate we used in the fair value calculation of the goodwill. Actual results could differ materially from our estimates, and such differences may impact our financial results.

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

There has been increased focus from our stakeholders, including consumers, employees, and investors, on our ESG practices. We have established goals and other objectives related to ESG matters. These goals reflect our current plans and are not guarantees that we will be able to achieve them. Our efforts to accomplish and accurately report on these goals and objectives present numerous operational, reputational, financial, legal, and other risks, any of which could have a material negative impact, including on our reputation, stock price, and results of operation. We could also incur additional costs and require additional resources to implement various ESG practices to make progress against our public goals and to monitor and track our performance with respect to such goals.

The standards for tracking and reporting on ESG matters are relatively new and continue to evolve. Collecting, measuring, and reporting ESG information and metrics can be difficult and time consuming. Our selected disclosure framework or standards may need to be changed from time to time, which may result in a lack of consistent or meaningful comparative data from period to period. In addition, our interpretation of reporting frameworks or standards may differ from those of others and such frameworks or standards may change over time, any of which could result in significant revisions to our goals or reported progress in achieving such goals.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C.    CYBERSECURITY.

Risk Management and Strategy

The Company has developed an information security program to address risks from cybersecurity threats. The program includes policies and procedures that identify how security measures and controls are developed, implemented, and maintained. A risk assessment is conducted annually. The risk assessment along with risk-based analysis and judgment are used to select security controls to address risks. During this process, the following factors, among others, are considered: likelihood and severity of risk, impact on the Company and others if a risk materializes, feasibility and cost of controls, and impact of controls on operations and others. Specific controls that are used to some extent by the Company include endpoint threat detection and response (EDR), identity and access management (IAM), privileged access management (PAM), logging and monitoring involving the use of security information and event management (SIEM), multi-factor authentication (MFA), firewalls and intrusion detection and prevention, and vulnerability and patch management.

Third-party security firms are used by the Company in different capacities to provide or operate some of these controls and technology systems. Third parties are also used to conduct assessments, such as vulnerability scans and penetration testing of the Company and its systems. The Company uses a variety of processes to address cybersecurity threats related to the use of third-party technology and services.

The Company has a written incident response plan ("IRP") and conducts tabletop exercises to enhance incident response preparedness. Business continuity and disaster recovery plans are used to prepare for the potential for a disruption in technology we rely on. The Company is a member of an industry cybersecurity intelligence and risk sharing organization. Certain employees, including those with access to Company-provided e-mail accounts, undergo security awareness training when hired and annually.

The Company has an enterprise risk management committee comprised of key business and functional leaders to address enterprise risks, and cybersecurity is a risk category addressed by that group. In addition to assessing major risks, management identifies and monitors such risks. At least annually, the Company’s executive leadership reviews with the Board of Directors the major risks identified in the enterprise risk management process, as well as the steps identified to mitigate such risks. Each of the business and functional leaders responsible for the management of these identified risks also regularly discuss with the Board changes in assessment of these risks and mitigation plans.

The Company (or third parties it relies on) may not be able to fully, continuously, and effectively implement security controls as intended. As described above, we utilize a risk-based approach and judgment to determine the security controls to implement and it is possible we may not implement appropriate controls if we do not recognize or underestimate a particular risk. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate risks. And events, when detected by security tools or third parties, may not always be immediately understood or acted upon.

The Company is not aware of any cybersecurity threat or any material cybersecurity incident to date, including as a result of any previous cybersecurity incidents, that has materially affected or is reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition.

Additionally, in Item 1A Risk Factors under the heading of "Operational Risk Factors," forward-looking cybersecurity threats that could have a material impact on the Company are discussed. Those sections of Item 1A should be read in conjunction with this Item 1C.

Governance

The Chief Information Officer ("CIO") is the management position with primary oversight responsibility for the team responsible for the development, operation, and maintenance of our information security program. Pursuant to the Company’s written IRP, the CIO is a member of the executive incident response team and severity classifications in the IRP are used to escalate matters to the executive incident response team. The CIO has more than 20 years of comprehensive IT experience across a breadth of technologies. The CIO is also a member of the Company’s executive leadership team and meets regularly with the CEO, CFO and other members of the executive leadership team. The CIO reports directly to the Board, at least twice a year, on cybersecurity risks and strategy and attends Board meetings to be available to discuss cybersecurity matters with the Board. Oversight of the information security program at the Board level sits with the Audit Committee. The CIO reports to the Audit Committee on risks and internal controls related to cybersecurity and information technology and systems at least annually and attends quarterly Committee meetings to be available to discuss such matters with the Audit Committee.

ITEM 2.    PROPERTIES.

Properties owned or leased at April 27, 2024 by segment:

(Amounts in millions)	Square Feet
Wholesale	9.2
Retail	3.8
Corporate and Other	0.6
Active manufacturing, warehousing and distribution centers, office, showroom and retail facilities	13.6
Idle facilities	0.1
Total property	13.7

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

Melinda D. Whittington, age 57
•President and Chief Executive Officer since April 2021
•Senior Vice President and Chief Financial Officer from June 2018 to April 2021

Robert G. Lucian, age 61
•Senior Vice President and Chief Financial Officer since April 2021
•Vice President, Finance from January 2019 to April 2021

Robert Sundy, age 48
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

Terrence J. (TJ) Linz, age 42
•President, Portfolio Brands since April 2023
•President, La-Z-Boy Retail Division from April 2019 to April 2023

Carol Y. Lee, age 52
•Vice President and Chief Information Officer since June 2022
•VP/CIO, Information Technology of Consolidated Hospitality Supplies, LLC, an operating supplies and equipment provider for hospitality distribution, from August 2021 to June 2022
•Senior Director, Global Digital Technology Solutions of American Hotel Register Company, a supplier brand of hospitality products and services, from July 2019 to August 2021
•Director of Application Development of American Hotel Register Company, a supplier brand of hospitality products and services, from April 2016 to July 2019

Michael A. Leggett, age 51
•Senior Vice President and Chief Supply Chain Officer since May 2022
•Vice President and Chief Supply Chain Officer from December 2021 to April 2022
•Vice President Global Supply Chain Operations of Dentsply Sirona Inc., a dental products and technologies manufacturer, from February 2019 to December 2021

Raphael Z. Richmond, age 54
•Vice President, General Counsel and Chief Compliance Officer since April 2021
•Senior Director of Corporate Compliance and Employment Law from April 2019 to April 2021

Katherine E. Vanderjagt, age 42
•Vice President and Chief Human Resources Officer since December 2018

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
Shareholders
Our common stock trades on the New York Stock Exchange under the trading symbol "LZB". We had approximately 1,568 registered holders of record of La-Z-Boy's common stock as of June 10, 2024. A substantially greater number of holders of La-Z-Boy common stock are "street name" or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
Performance Graph
The graph below shows the cumulative total return for our last five fiscal years that would have been realized (assuming reinvestment of dividends) by an investor who invested $100 on April 27, 2019, in our shares of common stock, in the S&P 500 Composite Index, and in the Dow Jones U.S. Furnishings Index.

Company/Index/Market	4/27/2019	4/25/2020	4/24/2021	4/30/2022	4/29/2023	4/27/2024
La-Z-Boy Incorporated	$100.00	$66.09	$136.87	$84.77	$95.14	$112.26
S&P 500 Composite Index	$100.00	$98.44	$147.49	$147.87	$151.80	$188.57
Dow Jones U.S. Furnishings Index	$100.00	$65.78	$164.79	$114.92	$113.64	$121.08
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our board of directors has authorized the repurchase of Company stock. We spent $12.8 million on discretionary repurchases in the fourth quarter of fiscal 2024 to repurchase 0.3 million shares. During fiscal 2024, we spent $52.8 million to repurchase 1.6 million shares and as of April 27, 2024, 5.7 million shares remained available for repurchase pursuant to the board authorization. With the operating cash flows we anticipate generating in fiscal 2025, we expect to continue repurchasing Company stock, subject to market conditions and other factors as deemed relevant by our board of directors.

The following table summarizes our repurchases of Company stock during the quarter ended April 27, 2024 and includes shares purchased from employees to satisfy their withholding tax obligations upon vesting of restricted shares:

(Amounts in thousands, except per share data)	Total number of shares repurchased (1)	Average price paid per share	Total number of shares repurchased as part of publicly announced plan (2)	Maximum number of shares that may yet be repurchased under the plan
Fiscal February (January 28 - March 2, 2024)	—	$—	—	6,011
Fiscal March (March 3 - March 30, 2024)	346	$36.79	346	5,665
Fiscal April (March 31 - April 27, 2024)	1	$33.54	—	5,665
Fiscal Fourth Quarter of 2024	347		346	5,665
(1)In addition to the 346,463 shares we repurchased during the quarter as part of our publicly announced, board-authorized plan described above, this column includes 911 shares we repurchased from employees to satisfy their withholding tax obligations upon vesting of restricted shares with an average share price of $34.21.
(2)On October 28, 1987, our board of directors announced the authorization of the plan to repurchase Company stock. The plan originally authorized 1.0 million shares, and since October 1987, 33.5 million shares have been added to the plan for repurchase. The authorization has no expiration date.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during fiscal year 2024.

ITEM 6.    RESERVED.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We have prepared this Management's Discussion and Analysis as an aid to understanding our financial results. It should be read in conjunction with the accompanying Consolidated Financial Statements and related Notes to Consolidated Financial Statements. It also includes management’s analysis of past financial results and certain potential factors that may affect future results, potential future risks and approaches that may be used to manage those risks. Refer to "Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report for a discussion of factors that may cause results to differ materially. Note that our 2024 and 2023 fiscal years included 52 weeks, whereas fiscal year 2022 included 53 weeks.

Introduction

Our Business

We are the leading global producer of reclining chairs and one of the largest manufacturer/distributors of residential furniture in the United States. The La-Z-Boy Furniture Galleries® stores retail network is the third largest retailer of single-branded furniture in the United States. We manufacture, market, import, export, distribute and retail upholstery furniture products under the La-Z-Boy®, England, Kincaid®, and Joybird® tradenames. In addition, we import, distribute and retail accessories and casegoods (wood) furniture products under the Kincaid®, American Drew®, Hammary®, and Joybird® tradenames.

For additional information about our business, refer to Part I, Item 1, Business of this report.

Century Vision Strategy

Our goal is to deliver value to our shareholders over the long term by executing Century Vision, our strategic plan for growth to our centennial year in 2027 and beyond, in which we aim to grow sales and market share and strengthen our operating margins. The foundation of our strategic plan is to drive disproportionate growth of our two consumer brands, La-Z-Boy and Joybird, by delivering the transformational power of comfort with a consumer-first approach. We plan to drive growth in the following ways:

Expanding the La-Z-Boy brand reach

•Leveraging our connection to comfort and reinvigorating our brand with a consumer focus and expanded omni-channel presence. Our strategic initiatives to leverage and reinvigorate our iconic La-Z-Boy brand center on a renewed focus on leveraging the compelling La-Z-Boy comfort message, accelerating our omni-channel offering, and identifying additional consumer-base growth opportunities. We leverage our consumer insights to develop and deliver on-trend upholstered furniture, particularly in the motion and reclining categories. We launched our new brand campaign and marketing platform in fiscal 2024, Long Live the Lazy, with compelling, consumer inspired, messaging designed to increase recognition and consideration of the brand. We expect this new messaging will enhance the appeal of our brand with a broader consumer base. Further, our goal is to connect with consumers along their purchase journey through multiple means, whether online or in person. We are driving change throughout our digital platforms to improve the user experience, with a specific focus on the ease with which customers browse through our broad product assortment, customize products to their liking, find stores to make a purchase, or purchase at www.la-z-boy.com.

•Growing our La-Z-Boy Furniture Galleries® store network. We expect our strategic initiatives in this area to generate growth in our Retail segment through an increased company-owned store count and in our Wholesale segment as our proprietary distribution network expands. We are not only focused on growing the number of locations, but also on upgrading existing store locations to our new concept designs. We are prioritizing growth of our company-owned Retail business by opportunistically acquiring existing La-Z-Boy Furniture Galleries® stores and opening new La-Z-Boy Furniture Galleries® stores where we see opportunity for growth, or where we believe we have opportunities for further market penetration. Over the last five years, as a result of opening new company-owned stores and acquiring independent La-Z-Boy Furniture Galleries® stores, we increased our ownership percentage in this store network from 44% to 53%.

•Expanding the reach of our wholesale distribution channels. Consumers experience the La-Z-Boy brand in many channels including the La-Z-Boy Furniture Galleries® store network and the La-Z-Boy Comfort Studio® locations, our store-within-a-store format. While consumers increasingly interact with the brand digitally, our consumers also demonstrate an affinity for visiting our stores to shop, allowing us to frequently deliver the flagship La-Z-Boy Furniture Galleries® store, or La-Z-Boy Comfort Studio®, experience and provide design services. In addition to our branded distribution channels, approximately 2,200 other dealers sell La-Z-Boy products, which include some of the best-known names in the industry, providing us the benefit of multi-channel distribution. We believe there is significant growth potential for our consumer brands through these retail channels.

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

•Retail Segment. Our Retail segment consists of one operating segment comprised of our 187 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment sells primarily upholstered furniture, in addition to some casegoods and other home furnishing accessories, to end consumers through these stores.

•Wholesale Segment. Our Wholesale segment consists primarily of four operating segments: La-Z-Boy, our largest operating segment, our England subsidiary, our casegoods operating segment that sells furniture under three brands (American Drew®, Hammary®, and Kincaid®), and our international operating segment which includes our international wholesale and manufacturing businesses. We aggregate these operating segments into one reportable segment because they are economically similar and meet the other aggregation criteria for determining reportable segments. Our Wholesale segment manufactures and imports upholstered furniture, such as recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas and imports casegoods (wood) furniture such as bedroom sets, dining room sets, entertainment centers and occasional pieces. The Wholesale segment sells directly to La-Z-Boy Furniture Galleries® stores, operators of La-Z-Boy Comfort Studio® locations, England Custom Comfort Center locations, major dealers, and a wide cross-section of other independent retailers.

•Corporate and Other. Corporate and Other includes the shared costs for corporate functions, including human resources, information technology, finance and legal, in addition to revenue generated through royalty agreements with companies licensed to use the La-Z-Boy® brand name on various products. We consider our corporate functions to be other business activities and have aggregated them with our other insignificant operating segments, including our global trading company in Hong Kong and Joybird, an e-commerce retailer that manufactures upholstered furniture such as sofas, loveseats, chairs, ottomans, sleeper sofas and beds, and also imports casegoods (wood) furniture such as occasional tables and other accessories. Joybird sells to the end consumer primarily online through its website, www.joybird.com and through small-format stores in key urban markets. None of the operating segments included in Corporate and Other meet the requirements of reportable segments.

Results of Operations

The following discussion provides an analysis of our results of operations and reasons for material changes therein for fiscal year 2024 as compared with fiscal year 2023. Refer to "Results of Operations" in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2023 Annual Report on Form 10-K, filed with the SEC on June 20, 2023, for an analysis of the fiscal year 2023 results as compared to fiscal year 2022.

Fiscal Year 2024 and Fiscal Year 2023

Supply Chain Optimization

During the third quarter of fiscal 2023, we made the decision to close our manufacturing facility in Torreón, Mexico as part of our initiative to drive improved efficiencies through optimized staffing levels within our plants. As a result of this action, charges were recorded within the Wholesale segment in the third and fourth quarters of fiscal 2023, totaling $9.2 million in selling, general, and administrative ("SG&A") expense for the impairment of various assets, primarily long-lived assets, and $1.6 million in cost of sales, primarily related to severance. During the first quarter of fiscal 2024, we terminated our lease on the Torreón facility and recognized a $1.2 million gain in SG&A expense within the Wholesale segment related to the settlement of our lease obligation on the previously impaired long-lived assets.

During the second quarter of fiscal 2024, we announced further actions intended to drive efficiencies and optimize our manufacturing capacity in our global supply chain operations. As part of this initiative, we made the decision to shift upholstery production from our Ramos, Mexico operations to our other upholstery plants and relocate our cut and sew operations back to Ramos, Mexico, resulting in the permanent closure of our leased cut and sew facility in Parras, Mexico, which is expected to be completed by the end of the first quarter of fiscal 2025. As a result of these actions, charges were recorded within the Wholesale segment in the second, third, and fourth quarters of fiscal 2024, totaling $4.3 million in cost of sales, primarily related to severance, and $4.2 million in SG&A expense for the accelerated depreciation and impairment of fixed assets.

La-Z-Boy Incorporated

	(52 weeks)	(52 weeks)	(FY24 vs FY23)
(Amounts in thousands, except percentages)	4/27/2024	4/29/2023	% Change
Sales	$2,047,027	$2,349,433	(12.9)%
Operating income	150,796	211,439	(28.7)%
Operating margin	7.4%	9.0%

Sales

Consolidated sales in fiscal 2024 decreased $302.4 million, or 13%, compared with the prior year. Sales in fiscal 2023 were fueled by the delivery of a significant backlog resulting from heightened demand in prior periods. Absent this backlog, sales were relatively flat in fiscal 2024 compared with fiscal 2023, as incremental sales from our Retail acquisitions and the addition of new major wholesale dealers were essentially offset by selective pricing taken on products and delivery services, along with promotional actions, to maintain competitiveness.

Operating Margin

Operating margin, which is calculated as operating income as a percentage of sales, decreased 160 basis points in fiscal 2024 compared with the prior year.

•Gross margin increased 200 basis points during fiscal 2024 compared with fiscal 2023.

◦Lower input costs, led by reduced commodity prices and improved sourcing, drove an increase in gross margin in fiscal 2024 compared with the prior year.
◦Gross margin further benefited from a favorable shift in product mix within our Retail segment toward higher margin products.
◦Partially offsetting the benefits above, plant inefficiencies resulting from lower production volume and transition costs related to our supply chain optimization initiative in Mexico drove a decline in gross margin during fiscal 2024 compared with the prior year
◦Gross margin further decreased from selective pricing and promotional actions taken in fiscal 2024 to maintain competitiveness.

•While selling, general, and administrative ("SG&A") expenses were down $22.4 million in fiscal 2024 compared with the prior year, SG&A expenses as a percentage of sales increased 360 basis points over the same period, primarily due to lower delivered sales relative to fixed costs.

We explain these items further when we discuss each segment's results later in this Management's Discussion and Analysis.

Retail Segment

	(52 weeks)	(52 weeks)	(FY24 vs FY23)
(Amounts in thousands, except percentages)	4/27/2024	4/29/2023	% Change
Sales	$855,126	$982,043	(12.9)%
Operating income	111,682	161,571	(30.9)%
Operating margin	13.1%	16.5%

Sales

The Retail segment's sales decreased $126.9 million, or 13%, in fiscal 2024 compared with fiscal 2023, primarily due to the adverse comparison to historic sales levels in fiscal 2023, which were fueled by the delivery of previously built backlog. This decrease in sales was partially offset by a $25.2 million increase in sales related to our fiscal 2024 retail store acquisitions and the full-year impact of our fiscal 2023 retail store acquisitions.

Written same-store sales decreased 3% in fiscal 2024 compared with fiscal 2023, primarily due to softer industry-wide demand as a result of a challenging macroeconomic environment. Same-store sales include the sales of all currently active stores which have been open and company-owned for each comparable period.

Operating Margin

The Retail segment's operating margin decreased 340 basis points in fiscal 2024 compared with fiscal 2023.

•Gross margin increased 120 basis points during fiscal 2024 compared with the prior year, primarily due to favorable shift in product mix towards higher margin products.

•While SG&A expenses decreased during fiscal 2024 compared with the prior year, SG&A expenses as a percentage of sales increased 460 basis points over the same period, primarily due to lower delivered sales relative to selling expenses and fixed costs, mainly occupancy expenses.

Wholesale Segment

	(52 weeks)	(52 weeks)	(FY24 vs FY23)
(Amounts in thousands, except percentages)	4/27/2024	4/29/2023	% Change
Sales	$1,048,431	$1,215,429
Intersegment sales	398,847	474,819
Total sales	1,447,278	1,690,248	(14.4)%
Operating income	99,373	115,215	(13.7)%
Operating margin	6.9%	6.8%

Sales

The Wholesale segment's sales decreased 14%, or $243.0 million, in fiscal 2024 compared with fiscal 2023. The decrease in sales primarily reflects a decline in delivered unit volume reflecting the absence of the significant backlog built from prior periods that delivered throughout fiscal 2023, combined with lower furniture demand across the entire industry due to a challenging macroeconomic environment. To a lesser extent, sales also decreased in fiscal 2024 compared with fiscal 2023 as a result of selective pricing on products and delivery services, along with promotional actions, taken to maintain competitiveness.

Operating Margin

The Wholesale segment's operating margin increased 10 basis points in fiscal 2024 compared with fiscal 2023.

•Gross margin increased 210 basis points during fiscal 2024 compared with fiscal 2023.

◦Lower input costs, led by reduced commodity prices and improved sourcing, drove a 390 basis point increase in gross margin during fiscal 2024 compared with the prior year.
◦Partially offsetting the item above, plant inefficiencies resulting from lower production volume and transition costs related to our supply chain optimization initiative in Mexico led to a 90 basis point decrease in gross margin during fiscal 2024 compared with the prior year.
◦Gross margin further decreased 90 basis points in fiscal 2024 compared with the prior year, from selective pricing and promotional actions taken to maintain competitiveness.

•SG&A expense as a percentage of sales increased 200 basis points during fiscal 2024 compared with fiscal 2023.

◦While SG&A expenses decreased in fiscal 2024 compared with the prior year, SG&A expenses as a percentage of sales increased, primarily due to reduced fixed cost leverage from lower delivered sales.
◦Additionally, higher marketing expense in support of our Long Live the Lazy campaign launch drove a 60 basis point increase in SG&A expense as a percentage of sales in fiscal 2024 compared with the prior year. Investments in this campaign support all La-Z-Boy branded products, including those sold through our Retail segment.

Corporate and Other

	(52 weeks)	(52 weeks)	(FY24 vs FY23)
(Amounts in thousands, except percentages)	4/27/2024	4/29/2023	% Change
Sales	$153,769	$166,190	(7.5)%
Intercompany eliminations	(409,146)	(489,048)	(16.3)%
Operating loss	(60,259)	(65,347)	(7.8)%

Sales

Corporate and Other sales decreased $12.4 million in fiscal 2024 compared with fiscal 2023, primarily due to a $7.8 million, or 5% decrease from Joybird, which contributed $138.6 million in sales in fiscal 2024. Joybird's overall delivered volume declined in fiscal 2024, largely due to softer demand in the furniture and home furnishings industry experienced over the last year. Written sales for Joybird were down 8% in fiscal 2024 compared with fiscal 2023, reflecting the industry-wide demand challenges noted above.

Intercompany eliminations decreased in fiscal 2024 compared with fiscal 2023 due to lower sales from our Wholesale segment to our Retail segment, driven by lower sales in the Retail segment.

Operating Loss

Our Corporate and Other operating loss decreased $5.1 million in fiscal 2024 compared with fiscal 2023, primarily from improved Joybird operating performance. This was partially offset by unfavorable intercompany inventory profit elimination adjustments, lower operating profit from our global trading company in Hong Kong and a comparative decrease in fiscal 2024 related to an $0.8 million gain recognized in fiscal 2023 to reduce the fair value of the Joybird contingent consideration liability based on our projections at that time.

Non-Operating Income (Expense)

Interest Income

Interest income was $8.8 million higher in fiscal 2024 compared with fiscal 2023. The increase in interest income was primarily driven by higher interest rates on higher cash balances.

Other Income (Expense), Net

Other income (expense), net was $0.1 million of expense in fiscal 2024 compared with $11.8 million of expense in fiscal 2023. The expense in fiscal 2023 was primarily due to a $10.3 million impairment of our investments in a privately held start-up company combined with exchange rate losses.

Income Taxes

Our effective income tax rate was 24.8% for fiscal 2024 and 26.2% for fiscal 2023. Refer to Note 18, Income Taxes, for additional information.

Liquidity and Capital Resources

Our sources of liquidity include cash and cash equivalents, short-term and long-term investments, cash from operations, and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, and fulfill other cash requirements for day-to-day operations and capital expenditures, including fiscal 2025 contractual obligations.

We had cash, cash equivalents and restricted cash of $341.1 million at April 27, 2024, compared with $346.7 million at April 29, 2023. Included in our cash, cash equivalents and restricted cash at April 27, 2024, is $80.7 million held by foreign subsidiaries, the majority of which we have determined to be permanently reinvested. In addition, we had investments to enhance our returns on cash of $6.8 million at April 27, 2024, compared with $11.6 million at April 29, 2023.

The following table illustrates the main components of our cash flows:

	Fiscal Year Ended
	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/27/2024	4/29/2023
Cash Flows Provided By (Used For)
Net cash provided by operating activities	$158,127	$205,167
Net cash used for investing activities	(81,554)	(70,120)
Net cash used for financing activities	(81,227)	(37,139)
Exchange rate changes	(926)	(86)
Change in cash, cash equivalents and restricted cash	$(5,580)	$97,822

Operating Activities

During fiscal 2024, net cash provided by operating activities was $158.1 million, a decrease of $47.0 million compared with the prior year mainly due to lower net income and less favorable changes in working capital relative to the prior year, partially offset by smaller reduction in customer deposits, reflecting a reduced backlog. Our cash provided by operating activities in fiscal 2024 was primarily attributable to net income, adjusted for non-cash items and a $19.9 million decrease in inventory. This was partially offset by a $22.7 million decrease in customer deposits, reflecting the reduced backlog, and a $16.8 million increase in receivables, reflecting higher sales from our Wholesale business to external dealers during the fourth quarter of fiscal 2024 compared with same period a year ago.

Investing Activities

During fiscal 2024, net cash used for investing activities was $81.6 million, an increase of $11.4 million compared with the prior year primarily due to an increase in La-Z-Boy Furniture Galleries® acquisitions and lower proceeds from the sale of investments, net of investment purchases, all partially offset by lower capital expenditures. Cash used for investing activities in fiscal 2024 included the following:

•Cash used for capital expenditures in the period was $53.6 million compared with $68.8 million during fiscal 2023, which is primarily related to upgrades at our manufacturing and distribution facilities, La-Z-Boy Furniture Galleries® (new stores and remodels) and Joybird store projects. We expect capital expenditures to be in the range of $70 to $80 million for fiscal 2025, primarily related to improvements and expansion of our Retail stores, replacement of machinery and equipment for various manufacturing and distribution facilities, and technology upgrades. We have no material contractual commitments outstanding for future capital expenditures.
•Cash used for acquisitions was $39.4 million, related to the acquisition of the Bradenton and Sarasota, Florida, Illinois and Indiana, Colorado Springs, Colorado and Lafayette, Louisiana retail businesses.
•Proceeds from the sale of investments, net of investment purchases, was $6.5 million.

Financing Activities

On October 15, 2021, we entered into a five-year $200 million unsecured revolving credit facility (as amended, the “Credit Facility”). Borrowings under the Credit Facility may be used by the Company for general corporate purposes. We may increase the size of the facility, either in the form of additional revolving commitments or new term loans, subject to the discretion of each lender to participate in such increase, up to an additional amount of $100 million. The Credit Facility will mature on October 15, 2026 and provides us the ability to extend the maturity date for two additional one-year periods, subject to the satisfaction of customary conditions. As of April 27, 2024, we have no borrowings outstanding under the Credit Facility.

The Credit Facility contains certain restrictive loan covenants, including, among others, financial covenants requiring a maximum consolidated net lease adjusted leverage ratio and a minimum consolidated fixed charge coverage ratio, as well as customary covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of certain assets. As of April 27, 2024, we were in compliance with our financial covenants under the Credit Facility. We believe our cash and cash equivalents, short-term investments, and cash from operations, in addition to our available Credit Facility, will provide adequate liquidity for our business operations over the next 12 months.

During fiscal 2024, net cash used for financing activities was $81.2 million, an increase of $44.1 million compared with the prior year, primarily due to higher share repurchases, partially offset by proceeds from exercised stock options. Cash used for financing activities in fiscal 2024 included the following:

•Our board of directors has authorized the repurchase of Company stock and we spent $52.8 million during fiscal 2024 to repurchase 1.6 million shares. As of April 27, 2024, 5.7 million shares remained available for repurchase pursuant to this authorization. With the operating cash flows we anticipate generating in fiscal 2025, we expect to continue repurchasing Company stock.
•Cash paid to our shareholders in quarterly dividends was $32.7 million. Our board of directors has sole authority to determine if and when we will declare future dividends and on what terms. We expect the board to continue declaring regular quarterly cash dividends for the foreseeable future, but it may discontinue doing so at any time at the board's discretion.
•Proceeds from exercised stock options, net of stock issued and taxes withheld as part of our employee benefit plans, was $10.9 million.
•Cash paid for holdback payments made on prior-period acquisitions was $5.0 million for a guaranteed payment related to the acquisition of Joybird, which was the final payment related to this acquisition.

Exchange Rate Changes

Due to changes in exchange rates, our cash, cash equivalents, and restricted cash decreased by $0.9 million from the end of fiscal year 2023 to the end of fiscal year 2024. These changes impacted our cash balances held in Canada, Thailand, and the United Kingdom.

Contractual Obligations

Lease Obligations. We lease real estate for retail stores, distribution centers, warehouses, plants, showrooms and office space and also have equipment leases for tractors/trailers, IT and office equipment, and vehicles. As of April 27, 2024, we had operating and finance lease payment obligations of $557.8 million and $2.0 million, respectively, with $94.6 million and $0.7 million, payable within 12 months, respectively. Refer to Note 6, Leases, for additional information.

Purchase Obligations. We had purchase obligations of $181.7 million, all payable within 12 months, related to open purchase orders, primarily with foreign and domestic casegoods, leather, and fabric suppliers, which are generally cancellable if production has not begun. Open purchase orders also include contracts for indirect services, which are generally cancellable before services commence.

Other
Our consolidated balance sheet as April 27, 2024 reflected a $1.2 million net liability for uncertain income tax positions. We do not expect that the net liability for uncertain income tax positions will significantly change within the next 12 months. The remaining balance will be settled or released as tax audits are effectively settled, statutes of limitation expire, or other new information becomes available.

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

Indefinite-Lived Intangible Assets and Goodwill

Indefinite-lived intangible assets include our American Drew trade name and the reacquired right to own and operate La-Z-Boy Furniture Galleries® stores we have acquired. Prior to our retail acquisitions, we licensed the exclusive right to own and operate La-Z-Boy Furniture Galleries® stores (and to use the associated trademarks and trade name) in those markets to the dealers whose assets we acquired, and we reacquired these rights when we purchased the dealers' other assets. The reacquired rights to own and operate La-Z-Boy Furniture Galleries® stores are indefinite-lived because our retailer agreements are perpetual agreements that have no specific expiration date and no renewal options. A retailer agreement remains in effect as long as the independent retailer is not in default under the terms of the agreement.

Our goodwill relates to the acquisitions of La-Z-Boy Furniture Galleries® stores, the La-Z-Boy wholesale business in the United Kingdom and Ireland, the La-Z-Boy manufacturing business in the United Kingdom, and Joybird®, an e-commerce retailer and manufacturer of upholstered furniture. The reporting unit for goodwill arising from retail store acquisitions is our Retail operating segment. Goodwill arising from the acquisition of our wholesale business in the United Kingdom and Ireland and the acquisition of our manufacturing business in the United Kingdom is combined into the United Kingdom reporting unit. The reporting unit for goodwill arising from the acquisition of Joybird is the Joybird operating segment.

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

During fiscal 2024, we performed the quantitative impairment test on two reporting units and determined that neither was impaired as discussed below.

Joybird Reporting Unit

The Joybird reporting unit, which has goodwill of $55.4 million at April 27, 2024, has an estimated fair value that exceeds is carrying value by approximately 6%. We determined the fair value of this reporting unit by applying a combination of the income approach based on its future cash flows and the market approach based on the guideline public company method, weighted 75% and 25%, respectively. The key assumptions that factored into the valuation under the income approach were the projections of revenue and operating income of the business, as well as the terminal growth rate, tax rate, and discount rate used to present value these future cash flows. We performed a sensitivity analysis on the discount rate and terminal growth rate and using a range of reasonable inputs, the fair value of the Joybird reporting unit either exceeded its carrying value or did not exceed its carrying value by an immaterial amount, for each of the various scenarios analyzed. The key assumption that factored into the valuation under the market approach was the market multiples applied to revenue.

United Kingdom Reporting Unit

The United Kingdom reporting unit, which has goodwill of $20.1 million at April 27, 2024, has an estimated fair value that exceeds is carrying value by approximately 28%. We determined the fair value of this reporting unit using the income approach based on its future cash flows. The key assumptions that factored into the valuation were the projections of revenue and operating income of the business, as well as the terminal growth rate, tax rate, and discount rate used to present value these future cash flows.

Refer to Note 7, Goodwill and Other Intangible Assets, for further information regarding our fiscal 2024 impairment testing.

Product Warranties

We account for product warranties by accruing an estimated liability when we recognize revenue on the sale of warrantied product. We estimate future warranty claims on product sales based on sales volume and claim experience and periodically make adjustments to reflect changes in actual experience. We incorporate repair costs in our liability estimates, including materials, labor, and overhead amounts necessary to perform repairs, and any costs associated with delivering repaired product to our customers and consumers. We use considerable judgment in making our estimates and record differences between our estimated and actual costs when the differences are known.

Stock-Based Compensation

We measure stock-based compensation cost for both equity-based awards and liability-based awards on the grant date based on the awards' fair value and recognize expense over the vesting period. For liability-based awards, we remeasure the liability for these awards and adjust their fair value at the end of each reporting period until paid. We recognize compensation cost for stock-based awards that vest based on performance conditions ratably over the vesting periods when the vesting of such awards becomes probable. Determining the probability of award vesting requires judgment, including assumptions about future operating performance. While the assumptions we use to calculate and account for stock-based compensation awards represent management's best estimates, these estimates involve inherent uncertainties and the application of our management's best judgment. As a result, if we revise our assumptions and estimates, our stock-based compensation expense could be materially different in the future.

If we grant options, we estimate the fair value of each option grant using a Black-Scholes option-pricing model. We estimate expected volatility based on the historic volatility of our common shares. We estimate the average expected life using the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends. We base the risk-free rate on U.S. Treasury issues with a term equal to the expected life assumed at the date of grant. We have elected to recognize forfeitures as an adjustment to compensation expense in the same period as the forfeitures occur.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

While we had no variable rate borrowings at April 27, 2024, we could be exposed to market risk from changes in risk-free interest rates if we incur variable rate debt in the future. Based on our current and expected levels of exposed liabilities, management estimates that a one percentage point change in interest rates would not have had a material impact on our results of operations for fiscal 2024.

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
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based upon the framework in "Internal Control—Integrated Framework (2013)" set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of April 27, 2024. PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the Company's internal control over financial reporting as of April 27, 2024, as stated in its report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of La-Z-Boy Incorporated

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of La-Z-Boy Incorporated and its subsidiaries (the “Company”) as of April 27, 2024 and April 29, 2023, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended April 27, 2024, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended April 27, 2024 appearing under Item 16 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of April 27, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 27, 2024 and April 29, 2023, and the results of its operations and its cash flows for each of the three years in the period ended April 27, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 27, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it classifies certain costs associated with its distribution centers.

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

Accrued Product Warranties for the Wholesale Reportable Segment

As described in Note 12 to the consolidated financial statements, as of April 27, 2024, the Company’s consolidated accrued product warranties liability balance was $28.9 million, of which the Wholesale reportable segment comprises a significant portion. Management accrues an estimated liability for product warranties when revenue is recognized on the sale of warrantied products. Management estimates future warranty claims on product sales based on sales volume and historical claims experience and periodically adjusts the provision to reflect changes in actual experience. The liability estimate incorporates repair costs, including materials, labor and overhead amounts necessary to perform repairs, and any costs associated with delivering the repaired product to customers.

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

Goodwill Impairment Assessment – Joybird Reporting Unit

As described in Notes 1 and 7 to the consolidated financial statements, as of April 27, 2024, the Company’s consolidated goodwill balance was $214.5 million, and the goodwill associated with the Corporate and Other reportable segment was $55.4 million, which is inclusive of the Joybird reporting unit. Management tests goodwill for impairment on an annual basis in the fourth quarter of the fiscal year, or more frequently if events or changes in circumstances indicate that the carrying value may be impaired. In situations where the fair value is less than the carrying value, an impairment charge would be recorded for the shortfall. To estimate the fair value of the Joybird reporting unit, management applied a combination of the income approach and the market approach, weighted 75% and 25%, respectively. The income approach used discounted future cash flows and the market approach used the guideline public company method, which derives a valuation from market multiples based on revenue for comparable public companies and was adjusted for a control premium. Management’s cash flow projections for the Joybird reporting unit included assumptions relating to sales and operating income projections and terminal growth rate as well as other assumptions relating to discount rate and tax rate which are used in the discounted cash flow model.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Joybird reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Joybird reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to sales and operating income projections and the discount rate used in the discounted cash flow model, and the market multiples based on revenue for comparable public companies used in the market approach; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Joybird reporting unit, which included controls over significant assumptions related to the sales and operating income projections, the discount rate and the market multiples based on revenue for comparable public companies. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Joybird reporting unit; (ii) evaluating the appropriateness of the discounted cash flow model and market approach used by management; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow model and market approach; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the sales and operating income projections and the discount rate used in the discounted cash flow model, and the market multiples based on revenue for comparable public companies used in the market approach. Evaluating management’s assumptions related to the sales and operating income projections involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Joybird reporting unit; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s discounted cash flow model and market approach and (ii) the reasonableness of the discount rate assumption used in the discounted cash flow model and market multiples based on revenue for comparable public companies assumption used in the market approach.

/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
June 17, 2024

We have served as the Company’s auditor since 1968.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(53 weeks)
(Amounts in thousands, except per share data)	4/27/2024	4/29/2023	4/30/2022
Sales	$2,047,027	$2,349,433	$2,356,811
Cost of sales	1,165,357	1,384,700	1,477,017
Gross profit	881,670	964,733	879,794
Selling, general and administrative expense	730,874	753,294	673,038
Operating income	150,796	211,439	206,756
Interest expense	(455)	(536)	(895)
Interest income	15,482	6,670	1,338
Other income (expense), net	(71)	(11,784)	(1,708)
Income before income taxes	165,752	205,789	205,491
Income tax expense	41,116	53,848	53,163
Net income	124,636	151,941	152,328
Net income attributable to noncontrolling interests	(2,010)	(1,277)	(2,311)
Net income attributable to La-Z-Boy Incorporated	$122,626	$150,664	$150,017

Basic weighted average common shares	42,878	43,148	44,023
Basic net income attributable to La-Z-Boy Incorporated per share	$2.86	$3.49	$3.41

Diluted weighted average common shares	43,280	43,240	44,294
Diluted net income attributable to La-Z-Boy Incorporated per share	$2.83	$3.48	$3.39
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(53 weeks)
(Amounts in thousands)	4/27/2024	4/29/2023	4/30/2022
Net income	$124,636	$151,941	$152,328
Other comprehensive income (loss)
Currency translation adjustment	(1,955)	(604)	(5,804)
Net unrealized gain (loss) on marketable securities, net of tax	391	153	(668)
Net pension amortization, net of tax	419	807	1,394
Total other comprehensive income (loss)	(1,145)	356	(5,078)
Total comprehensive income before noncontrolling interests	123,491	152,297	147,250
Comprehensive income attributable to noncontrolling interests	(1,207)	(1,364)	(1,509)
Comprehensive income attributable to La-Z-Boy Incorporated	$122,284	$150,933	$145,741
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET

(Amounts in thousands, except par value)	4/27/2024	4/29/2023
Current assets
Cash and equivalents	$341,098	$343,374
Restricted cash	—	3,304
Receivables, net of allowance of $5,076 at 4/27/2024 and $4,776 at 4/29/2023	139,213	125,536
Inventories, net	263,237	276,257
Other current assets	93,260	106,129
Total current assets	836,808	854,600
Property, plant and equipment, net	298,224	278,578
Goodwill	214,453	205,008
Other intangible assets, net	47,251	39,375
Deferred income taxes – long-term	10,283	8,918
Right of use lease assets	446,466	416,269
Other long-term assets, net	59,957	63,515
Total assets	$1,913,442	$1,866,263

Current liabilities
Accounts payable	96,486	107,460
Lease liabilities, short-term	77,027	77,751
Accrued expenses and other current liabilities	263,768	290,650
Total current liabilities	437,281	475,861
Lease liabilities, long-term	404,724	368,163
Other long-term liabilities	58,077	70,142
Shareholders' equity
Preferred shares – 5,000 authorized; none issued	—	—
Common shares, $1 par value – 150,000 authorized; 42,440 outstanding at 4/27/2024 and 43,318 outstanding at 4/29/2023	42,440	43,318
Capital in excess of par value	368,485	358,891
Retained earnings	598,009	545,155
Accumulated other comprehensive loss	(5,870)	(5,528)
Total La-Z-Boy Incorporated shareholders' equity	1,003,064	941,836
Noncontrolling interests	10,296	10,261
Total equity	1,013,360	952,097
Total liabilities and equity	$1,913,442	$1,866,263
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(53 weeks)
(Amounts in thousands)	4/27/2024	4/29/2023	4/30/2022
Cash flows from operating activities
Net income	$124,636	$151,941	$152,328
Adjustments to reconcile net income to cash provided by operating activities
(Gain)/loss on disposal and impairment of assets	1,101	6,365	(13,657)
(Gain)/loss on sale of investments	(1,199)	148	(478)
Provision for doubtful accounts	511	1,546	(617)
Depreciation and amortization	48,552	40,193	39,771
Amortization of right-of-use lease assets	76,133	76,511	72,942
Lease impairment/(settlement)	(1,175)	1,347	—
Equity-based compensation expense	14,426	12,458	11,858
Change in deferred taxes	(3,268)	3,895	1,022
Change in receivables	(16,811)	53,675	(41,829)
Change in inventories	19,877	32,311	(72,022)
Change in other assets	10,303	24,377	(16,232)
Change in payables	(8,606)	4,586	6,326
Change in lease liabilities	(76,766)	(77,811)	(73,805)
Change in other liabilities	(29,587)	(126,375)	13,397
Net cash provided by operating activities	158,127	205,167	79,004

Cash flows from investing activities
Proceeds from disposals of assets	4,972	136	22,588
Capital expenditures	(53,551)	(68,812)	(76,580)
Purchases of investments	(18,351)	(9,092)	(34,152)
Proceeds from sales of investments	24,816	24,483	36,096
Acquisitions	(39,440)	(16,835)	(26,323)
Net cash used for investing activities	(81,554)	(70,120)	(78,371)

Cash flows from financing activities
Payments on debt and finance lease liabilities	(489)	(123)	(121)
Holdback payments for acquisitions	(5,000)	(5,000)	(23,000)
Stock issued for stock and employee benefit plans, net of shares withheld for taxes	10,872	2,857	(1,818)
Repurchases of common stock	(52,773)	(5,004)	(90,645)
Dividends paid to shareholders	(32,665)	(29,869)	(27,717)
Dividends paid to minority interest joint venture partners (1)	(1,172)	—	(1,260)
Net cash used for financing activities	(81,227)	(37,139)	(144,561)

Effect of exchange rate changes on cash and equivalents	(926)	(86)	(1,919)
Change in cash, cash equivalents and restricted cash	(5,580)	97,822	(145,847)
Cash, cash equivalents and restricted cash at beginning of period	346,678	248,856	394,703
Cash, cash equivalents and restricted cash at end of period	$341,098	$346,678	$248,856

Supplemental disclosure of non-cash investing activities
Capital expenditures included in accounts payable	$5,952	$8,208	$9,234
(1)Includes dividends paid to joint venture minority partners resulting from the repatriation of dividends from our foreign earnings that we no longer consider permanently reinvested.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Amounts in thousands, except per share amounts)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Total
At April 24, 2021	$45,361	$330,648	$399,010	$(1,521)	$8,648	$782,146
Net income	—	—	150,017	—	2,311	152,328
Other comprehensive income (loss)	—	—	—	(4,276)	(802)	(5,078)
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	208	834	(2,860)	—	—	(1,818)
Purchases of 2,480 shares of common stock	(2,480)	(1,088)	(87,077)	—	—	(90,645)
Stock option and restricted stock expense	—	11,858	—	—	—	11,858
Dividends declared and paid ($0.63/share) (1)	—	—	(27,717)	—	(1,260)	(28,977)
Dividends declared not paid ($0.63/share)	—	—	(192)	—	—	(192)
At April 30, 2022	$43,089	$342,252	$431,181	$(5,797)	$8,897	$819,622
Net income	—	—	150,664	—	1,277	151,941
Other comprehensive income (loss)	—	—	—	269	87	356
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	433	4,181	(1,757)	—	—	2,857
Purchases of 204 shares of common stock	(204)	—	(4,800)	—	—	(5,004)
Stock option and restricted stock expense	—	12,458	—	—	—	12,458
Dividends declared and paid ($0.693/share)	—	—	(29,869)	—	—	(29,869)
Dividends declared not paid ($0.693/share)	—	—	(264)	—	—	(264)
At April 29, 2023	$43,318	$358,891	$545,155	$(5,528)	$10,261	$952,097
Net income	—	—	122,626	—	2,010	124,636
Other comprehensive income (loss)	—	—	—	(342)	(803)	(1,145)
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	718	12,194	(2,040)	—	—	10,872
Purchases of 1,596 shares of common stock	(1,596)	(17,026)	(34,592)	—	—	(53,214)
Stock option and restricted stock expense	—	14,426	—	—	—	14,426
Dividends declared and paid ($0.763/share) (1)	—	—	(32,665)	—	(1,172)	(33,837)
Dividends declared not paid ($0.763/share)	—	—	(475)	—	—	(475)
At April 27, 2024	$42,440	$368,485	$598,009	$(5,870)	$10,296	$1,013,360
(1)Non-controlling interests include dividends paid to joint venture minority partners resulting from the repatriation of dividends from our foreign earnings that we no longer consider permanently reinvested.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Accounting Policies

The following is a summary of significant accounting policies followed in the preparation of La-Z-Boy Incorporated and its subsidiaries' (individually and collectively, "we," "our," "us," "La-Z-Boy" or the "Company") consolidated financial statements. Our fiscal year ends on the last Saturday of April. Our 2024 and 2023 fiscal years included 52 weeks, whereas our 2022 fiscal year included 53 weeks. The additional week in fiscal 2022 was included in the fourth quarter.

Principles of Consolidation

The accompanying consolidated financial statements include the consolidated accounts of La-Z-Boy Incorporated and our majority-owned subsidiaries. The portion of less than wholly-owned subsidiaries is included as non-controlling interest. All intercompany transactions have been eliminated, including any related profit on intercompany sales.

At April 27, 2024, we owned investments in two privately-held companies consisting of non-marketable preferred shares, warrants to purchase common shares, and convertible notes. Each of these companies is a variable interest entity and we have not consolidated their results in our financial statements because we do not have the power to direct those activities that most significantly impact their economic performance and, therefore, are not the primary beneficiary.

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

In accordance with US GAAP, the periods presented below have been retrospectively adjusted to reflect the change to cost of sales and SG&A expense. This change had no impact to sales, income from operations, net income, earnings per share, retained earnings or other components of equity or net assets.

(Unaudited, amounts in thousands)	For the Year Ended April 29, 2023			For the Year Ended April 30, 2022
	Previously Reported	Effect of Change	As Adjusted	Previously Reported	Effect of Change	As Adjusted
Cost of sales	$1,340,734	$43,966	$1,384,700	$1,440,842	$36,175	$1,477,017
Gross profit	1,008,699	(43,966)	964,733	915,969	(36,175)	879,794
Selling, general and administrative expense	797,260	(43,966)	753,294	709,213	(36,175)	673,038

Cash and Equivalents

For purposes of the consolidated balance sheet and statement of cash flows, we consider all highly liquid debt instruments purchased with initial maturities of three months or less to be cash equivalents.

Restricted Cash

At April 29, 2023, we had restricted cash on deposit with a bank as collateral for certain letters of credit that matured within 12 months. During fiscal 2024, we renewed these letters of credit and as of April 27, 2024, we are no longer required to hold restricted cash as collateral. All of our letters of credit have maturity dates within the next 12 months, and we expect to renew some of these letters of credit when they mature.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") basis for approximately 61% and 59% of our inventories at April 27, 2024, and April 29, 2023, respectively. Cost is determined for all other inventories on a first-in, first-out ("FIFO") basis. The majority of our La-Z-Boy Wholesale segment inventory uses the LIFO method of accounting, while the FIFO method is used primarily in our Retail segment and Joybird business.

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

Indefinite-Lived Intangible Assets and Goodwill

Indefinite-lived intangible assets include our American Drew trade name and the reacquired right to own and operate La-Z-Boy Furniture Galleries® stores we have acquired. Prior to our retail acquisitions, we licensed the exclusive right to own and operate La-Z-Boy Furniture Galleries® stores (and to use the associated trademarks and trade name) in those markets to the dealers whose assets we acquired, and we reacquired these rights when we purchased the dealers' other assets. The reacquired rights to own and operate La-Z-Boy Furniture Galleries® stores are indefinite-lived because our retailer agreements are perpetual agreements that have no specific expiration date and no renewal options. A retailer agreement remains in effect as long as the independent retailer is not in default under the terms of the agreement.

Our goodwill relates to the acquisitions of La-Z-Boy Furniture Galleries® stores, the La-Z-Boy wholesale business in the United Kingdom and Ireland, the La-Z-Boy manufacturing business in the United Kingdom, and Joybird®, an e-commerce retailer and manufacturer of upholstered furniture. The reporting unit for goodwill arising from retail store acquisitions is our Retail operating segment. Goodwill arising from the acquisition of our wholesale business in the United Kingdom and Ireland and the acquisition of our manufacturing business in the United Kingdom is combined into the United Kingdom reporting unit. These two businesses are considered components of the International operating segment and are aggregated into one reporting unit for goodwill because they are economically similar and work in concert as they represent the manufacturing and selling entities within the United Kingdom. The reporting unit for goodwill arising from the acquisition of Joybird is the Joybird operating segment.

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

Amortizable Intangible Assets

We have an amortizable intangible asset for acquired customer relationships related to the acquisition of the La-Z-Boy wholesale business in the United Kingdom and Ireland, which is amortized on a straight-line basis over its estimated useful life of 15 years. We also have an amortizable intangible asset for the Joybird® trade name, which is amortized on a straight-line basis over its estimated useful life of eight years. All intangible amortization expense is recorded as a component of SG&A expense. We test amortizable intangible assets for impairment if events or changes in circumstances indicate that the assets might be impaired. If we determine an assessment for impairment is necessary, we establish the fair value of these amortizable intangible assets based on the multi-period excess earnings method, a variant of the income approach, and the relief from royalty method, as applicable.

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

There were no impairment charges recorded in fiscal 2024 or fiscal 2022. During fiscal 2023, we recognized a $10.3 million impairment charge for one of our investments which was recorded as a component of other income (expense), net in the consolidated statement of income.

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

We recognize revenue for retail sales and online sales to the end consumer through our company-owned retail stores, www.la-z-boy.com or www.joybird.com, once the end consumer has taken control of the furniture, at which point legal title has passed to them. This takes place when the product is delivered to the end consumer's home. Home delivery is not a promised service to our customer, and is not a separate performance obligation, because home delivery is a fulfillment activity as the costs are incurred as part of transferring our product to the end consumer. At the time the customer places an order through our company-owned retail stores or www.la-z-boy.com, we collect a deposit on a portion of the total merchandise price. We record this as a customer deposit, which is included in accrued expenses and other current liabilities on our consolidated balance sheet. The balance of the order is paid in full prior to delivery of the product. Once the order is taken through our company-owned retail stores or www.la-z-boy.com we recognize a contract asset and a corresponding deferred revenue liability for the difference between the total order and the deposit collected. The contract asset is included in other current assets on our consolidated balance sheet and the deferred revenue is included in accrued expenses and other current liabilities on our consolidated balance sheet. At the time the customer places an order through www.joybird.com, we collect the entire amount owed and record this as a customer deposit. Because the entire amount owed is collected at the time of the order, there is no contract asset recorded for Joybird sales.

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

Cost of Sales

Our cost of sales consists primarily of the cost to manufacture or purchase our merchandise, inspection costs, internal transfer costs, in-bound freight costs, outbound shipping costs, as well as warehousing costs, occupancy costs, and depreciation expense related to our manufacturing facilities, distribution centers and equipment.

Selling, General and Administrative Expenses

SG&A expenses include the costs of selling our products and other general and administrative costs. Selling expenses are primarily composed of commissions, advertising, warranty, bad debt expense, and compensation and benefits of employees performing various sales functions. Additionally, the occupancy costs of our retail facilities are included as a component of SG&A. Other general and administrative expenses included in SG&A are composed primarily of compensation and benefit costs for administrative employees and other administrative costs.

Other Income (Expense), Net

Other income (expense), net is made up primarily of foreign currency exchange net gain/(loss), gain/(loss) on the sale of investments, and unrealized gain/(loss) on equity securities. Other income (expense), net for fiscal 2023 also includes a $10.3 million impairment of our investments in a privately-held start-up company.

Research and Development Costs

Research and development costs are charged to expense in the periods incurred. Expenditures for research and development costs were $9.6 million, $9.1 million, and $9.0 million for the fiscal years ended April 27, 2024, April 29, 2023, and April 30, 2022, respectively, and are included as a component of SG&A.

Advertising Expenses

Production costs of commercials, programming and costs of other advertising, promotion and marketing programs are charged to expense in the period in which the commercial or advertisement is first aired or released. Gross advertising expenses were $150.9 million, $159.0 million, and $126.8 million for the fiscal years ended April 27, 2024, April 29, 2023, and April 30, 2022, respectively.

A portion of our advertising program is a national advertising campaign. This campaign is a shared advertising program with our dealers' La-Z-Boy Furniture Galleries® stores, which reimburse us for approximately 25% of the cost of the program (excluding company-owned stores). Because of this shared cost arrangement, the advertising expense is reported as a component of SG&A, while the dealers' reimbursement portion is reported as a component of sales.

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

Recent Accounting Pronouncements

Accounting Pronouncement Adopted in Fiscal 2024

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

ASU	Description	Adoption Date
ASU 2023-09	Income Taxes (Topic 740): Improvements to Income Tax Disclosures	Fiscal 2026
ASU 2023-07	Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	Fiscal 2025
ASU 2023-05	Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement	Fiscal 2025
ASU 2023-02	Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method	Fiscal 2025

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

Each of the following Retail acquisitions completed in fiscal 2024, 2023, and 2022 reflect a core component of our strategic priorities, which is to grow our company-owned retail business and leverage our integrated retail model (where we earn a combined profit on both the wholesale and retail sales) in suitable geographic markets, alongside the existing La-Z-Boy Furniture Galleries® network.

Prior to each Retail acquisition completed in fiscal 2024, 2023, and 2022, we licensed to the counterparty the exclusive right to own and the operate La-Z-Boy Furniture Galleries® stores (and to use the associated trademarks and trade name) in each of their respective markets, and we reacquired these rights when we consummated the transaction. These reacquired rights are indefinite-lived because our retailer agreements are perpetual agreements that have no specific expiration date and no renewal options. The effective settlement date of these arrangements resulted in no settlement gain or loss as the contractual terms were at market. For federal income tax purposes, we amortize and deduct these indefinite-lived intangible assets and goodwill, if any, over 15 years.

Bradenton and Sarasota, Florida Acquisition

On April 8, 2024, we completed our acquisition of the Bradenton and Sarasota, Florida businesses that operate two independently owned La-Z-Boy Furniture Galleries® stores for $15.7 million, inclusive of and subject to further customary adjustments. The acquisition also included the purchase of buildings and land for both stores. We paid total cash of $14.3 million during the fourth quarter of fiscal 2024 and the remaining consideration included forgiveness of accounts receivable and payments based on working capital adjustments. As part of the acquisition, we recorded an indefinite-lived intangible asset of $1.9 million related to the reacquired rights described above. We also recognized $4.7 million of goodwill in our Retail segment related primarily to synergies we expect from the integration of the acquired store and future benefits of these synergies.

Illinois and Indiana Acquisition

On December 11, 2023, we completed our acquisition of the Illinois and Indiana businesses that operate six independently owned La-Z-Boy Furniture Galleries® stores and one distribution center for $18.4 million, inclusive of and subject to further customary adjustments. The acquisition also included the purchase of buildings and land for five of the stores. We paid total cash of $17.0 million during the third and fourth quarters of fiscal 2024 and the remaining consideration included forgiveness of accounts receivable and payments based on working capital adjustments. As part of the acquisition, we recorded an indefinite-lived intangible asset of $4.2 million related to the reacquired rights described above. We also recognized $0.6 million of goodwill in our Retail segment related primarily to synergies we expect from the integration of the acquired store and future benefits of these synergies.

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

Prior Year Acquisitions

We completed the following acquisitions in fiscal 2023.

Baton Rouge, Louisiana acquisition

On March 20, 2023, we completed our acquisition of the Baton Rouge, Louisiana business that operates one independently owned La-Z-Boy Furniture Galleries® store and one distribution center for $5.0 million, inclusive of customary adjustments. We paid total cash of $4.9 million during the fourth quarter of fiscal 2023 and the remaining consideration includes forgiveness of accounts receivable and payments based on working capital adjustments. As part of the acquisition, we recorded an indefinite-lived intangible asset of $0.5 million related to the reacquired rights described above.

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

Alabama and Chattanooga, Tennessee acquisition

On December 6, 2021, we completed our acquisition of the Alabama and Chattanooga, Tennessee businesses that operate four independently owned La-Z-Boy Furniture Galleries® stores in Alabama and one in Chattanooga, Tennessee, for $8.3 million, inclusive of customary adjustments. We paid total cash of $8.0 million in the third quarter of fiscal 2022 and the remaining consideration includes forgiveness of accounts receivable and payments based on working capital adjustments. As part of the acquisition, we recorded an indefinite-lived intangible asset of $4.1 million related to the reacquired rights described above. We also recognized $7.4 million of goodwill in our Retail segment related primarily to synergies we expect from the integration of the acquired stores and future benefits of these synergies.

Furnico (La-Z-Boy United Kingdom Manufacturing) acquisition

On October 25, 2021, we completed the acquisition of Furnico Furniture Ltd ("Furnico"), an upholstery manufacturing business in the U.K for approximately $13.3 million, inclusive of customary adjustments and in the third and fourth quarters of fiscal 2022, we paid $13.9 million of cash for the purchase of the Furnico business. Furnico produces La-Z-Boy branded product for the La-Z-Boy U.K. business and also operates a wholesale business, selling white label products to key U.K. retailers. With this acquisition, we expect to realize production synergies, cost savings through materials procurement, and increases in production capacity to support growth in the La-Z-Boy U.K business.

As part of the acquisition, we recognized $9.2 million of goodwill in our Wholesale segment related primarily to synergies we expect from the integration of the acquired business and future benefits of these synergies. The goodwill asset for Furnico is not deductible for federal income tax purposes.

Long Island, New York acquisition

On August 16, 2021, we completed our acquisition of the Long Island, New York business that operates three independently owned La-Z-Boy Furniture Galleries® stores for $4.5 million, inclusive of customary adjustments. We paid $4.4 million of cash during the second quarter of fiscal 2022 and the remaining consideration includes forgiveness of accounts receivable and payments based on working capital adjustments. As part of the acquisition, we recorded an indefinite-lived intangible asset of $0.8 million related to the reacquired rights described above. We also recognized $4.4 million of goodwill in our Retail segment related primarily to synergies we expect from the integration of the acquired stores and future benefits of these synergies.

Note 3: Restricted Cash

(Amounts in thousands)	4/27/2024	4/29/2023
Cash and cash equivalents	$341,098	$343,374
Restricted cash	—	3,304
Total cash, cash equivalents and restricted cash	$341,098	$346,678

Note 4: Inventories

(Amounts in thousands)	4/27/2024	4/29/2023
Raw materials	$125,932	$116,440
Work in process	19,443	24,328
Finished goods	161,439	181,401
FIFO inventories	306,814	322,169
Excess of FIFO over LIFO	(43,577)	(45,912)
Total inventories	$263,237	$276,257

Note 5: Property, Plant and Equipment

(Amounts in thousands)	Estimated Useful Lives	4/27/2024	4/29/2023
Buildings and building fixtures	3 - 30 years	$337,755	$301,546
Machinery and equipment	3 - 20 years	193,900	193,890
Information systems, hardware and software	3 - 10 years	102,971	99,703
Furniture and fixtures	3 - 10 years	29,089	27,049
Land improvements	3 - 30 years	28,182	24,617
Transportation equipment	3 - 6 years	18,336	16,800
Land	N/A	19,312	8,554
Construction in progress	N/A	14,343	32,427
		743,888	704,586
Accumulated depreciation		(445,664)	(426,008)
Net property, plant and equipment		$298,224	$278,578

Depreciation expense for the fiscal years ended April 27, 2024, April 29, 2023, and April 30, 2022, was $47.4 million, $39.0 million, and $38.3 million, respectively.

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
Supplemental balance sheet information pertaining to our leases is as follows:

(Amounts in thousands)	4/27/2024	4/29/2023
Operating leases
ROU lease assets	$444,711	$415,925
Lease liabilities, short-term	76,436	77,626
Lease liabilities, long-term	403,513	367,938
Finance leases
ROU lease assets	$1,755	$344
Lease liabilities, short-term	591	125
Lease liabilities, long-term	1,211	225

The ROU lease assets by segment are as follows:

(Amounts in thousands)	4/27/2024	4/29/2023
Wholesale	$125,286	$92,195
Retail	290,457	299,536
Corporate and Other	30,723	24,538
Total ROU lease assets	$446,466	$416,269

The components of lease cost are as follows:

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(53 weeks)
(Amounts in thousands)	4/27/2024	4/29/2023	4/30/2022
Operating lease cost	$95,876	$90,500	$83,520
Finance lease cost	588	130	130
Short-term lease cost	1,899	2,459	2,097
Variable lease cost	271	187	159
Less: Sublease income	(291)	(276)	(550)
Total lease cost	$98,343	$93,000	$85,356

The following tables present supplemental lease disclosures:

	Fiscal Year Ended
	(52 weeks)		(52 weeks)
	4/27/2024		4/29/2023
(Amounts in thousands)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for amounts included in the measurement of lease liabilities	$95,992	$588	$91,934	$130
Lease liabilities arising from new ROU lease assets	112,484	1,941	92,787	—

	4/27/2024		4/29/2023
(Amounts in thousands)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	7.1	3.0	7.0	2.8
Weighted-average discount rate	4.2%	6.0%	3.5%	1.7%

The following table presents our maturity of lease liabilities:

	4/27/2024
(Amounts in thousands)	Operating Leases (1)	Finance Leases
Within one year	$94,628	$680
After one year and within two years	86,529	647
After two years and within three years	76,397	550
After three years and within four years	68,304	92
After four years and within five years	61,914	—
After five years	170,008	—
Total lease payments	557,780	1,969
Less: Interest	77,831	167
Total lease obligations	$479,949	$1,802
(1)Excludes approximately $17.2 million in future lease payments for various operating leases commencing in a future period

Note 7: Goodwill and Other Intangible Assets

We have goodwill on our consolidated balance sheet as follows:

Reportable Segment/Unit	Reporting Unit	Related Acquisition
Wholesale Segment	United Kingdom	Wholesale business in the United Kingdom and Ireland
Wholesale Segment	United Kingdom	La-Z-Boy United Kingdom Manufacturing (Furnico)
Retail Segment	Retail	La-Z-Boy Furniture Galleries® stores
Corporate and Other	Joybird	Joybird

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

Step 0 Assessment

During our fiscal 2024 annual impairment test, we first assessed goodwill recoverability qualitatively using the Step 0 approach for each of our reporting units. For our qualitative assessment, we considered the most recent quantitative analysis, which was performed during the fourth quarter of fiscal 2023 for the United Kingdom and Joybird reporting units and during the fourth quarter of fiscal 2020 for the Retail reporting unit, including assumptions used, such as discount rates and tax rates, indicated fair values, and the amounts by which those fair values exceeded their carrying amounts. Further, we compared actual performance in fiscal 2024, along with future financial projections to the internal financial projections used in the prior quantitative analyses. Additionally, we considered various other factors including macroeconomic conditions, relevant industry and market trends, and factors specific to the Company that could indicate a potential change in the fair value of our reporting units. Lastly, we evaluated whether any events have occurred or any circumstances have changed since that time that would indicate that our goodwill may have become impaired since our last quantitative tests.

Based on these qualitative assessments, we determined that it is more likely than not that the fair value of our Retail reporting unit exceeded its carrying value and as such, our goodwill for the Retail reporting unit was not considered impaired as of April 27, 2024 and the Step 1 quantitative goodwill impairment analysis was not necessary. However, for our United Kingdom and Joybird reporting units, we determined that the quantitative Step 1 goodwill impairment test was necessary as noted below.

Step 1 Assessment

United Kingdom Reporting Unit

Due to a decline in the United Kingdom's financial performance in fiscal 2024, we deemed it necessary to perform the quantitative Step 1 goodwill impairment test for the United Kingdom reporting unit. To estimate the fair value of this reporting unit, we applied the income approach using discounted future cash flows. Sales and operating income projections were based on assumptions driven by the current economic conditions and assumed a 2.0% terminal growth rate. Other key assumptions used in the quantitative assessment of the reporting unit's goodwill were a discount rate of 10.0%, reflecting a market participant weighted average cost of capital, and a tax rate of 25.0%, which was specific to the United Kingdom reporting unit. Based on our testing, the fair value of the United Kingdom reporting unit exceeded its carrying value as of April 27, 2024 by approximately 28% and no impairment was recorded.

Joybird Reporting Unit

Due to a decline in Joybird's financial performance in fiscal 2024, we deemed it necessary to perform the quantitative Step 1 goodwill impairment test for the Joybird reporting unit. To estimate the fair value of this reporting unit, we applied a combination of the income approach and the market approach, weighted 75% and 25%, respectively. The income approach used discounted future cash flows in which sales and operating income projections were based on assumptions driven by current economic conditions and assumed a 2.0% terminal growth rate. Other key assumptions used in the discounted future cash flow model were a discount rate of 18.0%, reflecting a market participant weighted average cost of capital assuming Joybird would be sold as a stand-alone business, and a tax rate of 24.2%, which was specific to the Joybird reporting unit.

The market approach used the guideline public company method, which derives a valuation from market multiples based on revenue for comparable public companies and was adjusted for a control premium based on recent merger and acquisition transaction data of target companies similar to the Joybird reporting unit. Based on our testing, the fair value of the Joybird reporting unit exceeded its carrying value as of April 27, 2024 by approximately 6% and no impairment was recorded.

Further, a sensitivity analysis was performed on key assumptions used in the valuation, primarily the discount rate and terminal growth rate, and using a range of reasonable inputs, the fair value of the Joybird reporting unit either exceeded its carrying value or did not exceed its carrying value by an immaterial amount, for each of the various scenarios analyzed. However, changes to other valuation inputs or failure to meet our forecasts, in particular our sales and operating income projections, could reduce the fair value of the Joybird reporting unit and thus increase the possibility that our goodwill may be impaired in the future.

The following table summarizes changes in the carrying amount of our goodwill by reportable segment:

(Amounts in thousands)	Wholesale Segment	Retail Segment	Corporate and Other	Total Goodwill
Balance at April 30, 2022 (1)	$20,207	$118,951	$55,446	$194,604
Acquisitions	—	10,598	—	10,598
Translation adjustment	(5)	(189)	—	(194)
Balance at April 29, 2023 (1)	20,202	129,360	55,446	205,008
Acquisitions	—	9,593	—	9,593
Translation adjustment	(117)	(31)	—	(148)
Balance at April 27, 2024 (1)	$20,085	$138,922	$55,446	$214,453
(1)Includes $26.9 million of accumulated impairment losses in Corporate and Other.

We have intangible assets on our consolidated balance sheet as follows:

Reportable Segment	Intangible Asset	Useful Life
Wholesale Segment	Customer relationships from our acquisition of the wholesale business in the United Kingdom and Ireland	Amortizable over 15 year useful life
Wholesale Segment	American Drew® trade name	Indefinite-lived
Retail Segment	Reacquired rights to own and operate La-Z-Boy Furniture Galleries® stores	Indefinite-lived
Corporate and Other	Joybird® trade name	Amortizable over eight-year useful life

We test amortizable intangible assets for impairment if events or changes in circumstances indicate that the assets might be impaired. We test indefinite-lived intangible assets for impairment on an annual basis in the fourth quarter of our fiscal year, or more frequently if events or changes in circumstances indicate that the assets might be impaired. Similar to our goodwill testing, we used the qualitative Step 0 approach to assess if it was more likely than not that the fair values of our indefinite-lived intangible assets were greater than their carrying values. Based on the same qualitative factors outlined above, we determined that it is more likely than not that the fair value of each of our indefinite-lived intangible assets exceeded their respective carrying value and as such, our indefinite-lived intangible assets were not considered impaired as of April 27, 2024, and the Step 1 quantitative impairment analysis was not necessary.

The following summarizes changes in our intangible assets:

(Amounts in thousands)	Indefinite-Lived Trade Names	Finite-Lived Trade Name	Indefinite-Lived Reacquired Rights	Other Intangible Assets	Total Intangible Assets
Balance at April 30, 2022	$1,155	$3,392	$27,319	$2,105	$33,971
Acquisitions	—	—	6,562	—	6,562
Amortization	—	(798)	—	(208)	(1,006)
Translation adjustment	—	—	(142)	(10)	(152)
Balance at April 29, 2023	$1,155	$2,594	$33,739	$1,887	$39,375
Acquisitions	—	—	8,924	—	8,924
Amortization	—	(798)	—	(218)	(1,016)
Translation adjustment	—	—	(23)	(9)	(32)
Balance at April 27, 2024	$1,155	$1,796	$42,640	$1,660	$47,251

For our intangible assets recorded as of April 27, 2024, we estimate annual amortization expense to be $1.0 million for each of the two succeeding fiscal years, $0.4 million in the third succeeding fiscal year, and $0.2 million in the fourth and fifth succeeding fiscal years.

Note 8: Investments

We have current and long-term investments intended to enhance returns on our cash as well as to fund future obligations of our non-qualified defined benefit retirement plan, our executive deferred compensation plan, and our performance compensation retirement plan. We also hold investments of two privately-held companies consisting of non-marketable preferred shares, warrants to purchase common shares, and convertible notes. In the fourth quarter of fiscal 2023, we recognized an impairment of $10.3 million, consisting of $7.6 million in cost-basis investments and $2.7 million in convertible notes, which in total represented the full cost-basis value of the investment in one of these privately held start-up companies. The impairment loss is recognized in other income (expense), net, on the consolidated statement of income.

Our short-term investments are included in other current assets and our long-term investments are included in other long-term assets on our consolidated balance sheet.

The following summarizes our investments:

(Amounts in thousands)	4/27/2024	4/29/2023
Short-term investments:
Marketable securities	$5,553	$5,043
Held-to-maturity investments	1,259	1,351
Total short-term investments	6,812	6,394
Long-term investments:
Marketable securities	12,690	18,509
Total investments	$19,502	$24,903

Investments to enhance returns on cash	$6,754	$11,617
Investments to fund compensation/retirement plans	12,748	13,286
Total investments	$19,502	$24,903

The following is a summary of the unrealized gains, unrealized losses, and fair value by investment type:

	4/27/2024			4/29/2023
(Amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$476	$—	$3,728	$1,338	$(103)	$6,853
Fixed income	15	(72)	12,015	42	(620)	14,039
Other	707	(14)	3,759	1,171	—	4,011
Total securities	$1,198	$(86)	$19,502	$2,551	$(723)	$24,903

The following table summarizes sales of marketable securities:

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(53 weeks)
(Amounts in thousands)	4/27/2024	4/29/2023	4/30/2022
Proceeds from sales	$23,328	$24,483	$35,116
Gross realized gains	1,967	94	879
Gross realized losses	(768)	(242)	(402)

The following is a summary of the fair value of fixed income marketable securities, classified as available-for-sale securities, by contractual maturity:

(Amounts in thousands)	4/27/2024
Within one year	$5,495
Securities not due at a single maturity date	6,520
Total	$12,015

Note 9: Accrued Expenses and Other Current Liabilities

(Amounts in thousands)	4/27/2024	4/29/2023
Payroll and other compensation	$59,123	$63,342
Accrued product warranty, current portion	22,362	19,893
Customer deposits	88,798	105,766
Deferred revenue	35,518	44,939
Other current liabilities	57,967	56,710
Accrued expenses and other current liabilities	$263,768	$290,650

Note 10: Debt

On October 15, 2021, we entered into a five-year $200 million unsecured revolving credit facility (as amended, the “Credit Facility”). Borrowings under the Credit Facility may be used by the Company for general corporate purposes. We may increase the size of the facility, either in the form of additional revolving commitments or new term loans, subject to the discretion of each lender to participate in such increase, up to an additional amount of $100 million. The Credit Facility will mature on October 15, 2026 and provides us the ability to extend the maturity date for two additional one-year periods, subject to the satisfaction of customary conditions. As of April 27, 2024, we have no borrowings outstanding under the Credit Facility.

The Credit Facility contains certain restrictive loan covenants, including, among others, financial covenants requiring a maximum consolidated net lease adjusted leverage ratio and a minimum consolidated fixed charge coverage ratio, as well as customary covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of certain assets. As of April 27, 2024, we were in compliance with our financial covenants under the Credit Facility.

Cash paid for interest during fiscal years 2024, 2023, and 2022 was $0.4 million, $0.3 million and $0.5 million, respectively.

Note 11: Employee Benefits

The table below summarizes the total costs associated with our employee retirement and welfare plans.

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(53 weeks)
(Amounts in thousands)	4/27/2024	4/29/2023	4/30/2022
401(k) Retirement Plan	$14,698	$12,877	$11,763
Performance Compensation Retirement Plan (1)	(133)	160	1,654
Deferred Compensation Plan (2)	(86)	202	242
Non-Qualified Defined Benefit Retirement Plan (3)	737	748	763
(1)Performance Compensation Retirement Plan includes forfeitures.
(2)Includes (gain)/loss on investments held to fund compensation/retirement plans and administrative fees.
(3)Primarily related to interest cost.

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

(Amounts in thousands)	4/27/2024	4/29/2023
Short-term obligation included in other current liabilities	$2,341	$2,103
Long-term obligation included in other long-term liabilities	9,021	11,895

Executive Deferred Compensation Plan. We maintain an executive deferred compensation plan for eligible highly compensated employees, an element of which may include Company contributions. Further information related to the plan is as follows:

(Amounts in thousands)	4/27/2024	4/29/2023
Plan obligation included in other long-term liabilities	$21,157	$21,689
Cash surrender value on life insurance contracts included in other long-term assets (1)	43,398	40,723
(1)Life insurance contracts are related to the Executive Deferred Compensation Plan and the PCRP.

Non-Qualified Defined Benefit Retirement Plan. We maintain a non-qualified defined benefit retirement plan for certain former salaried employees. We hold available-for-sale marketable securities to fund future obligations of this plan in a Rabbi trust (refer to Note 8, Investments, and Note 20, Fair Value Measurements, for additional information on these investments). We are not required to fund the non-qualified defined benefit retirement plan in fiscal 2025; however, we have the discretion to make contributions to the Rabbi trust. Further information related to the plan is as follows:

(Amounts in thousands)	4/27/2024	4/29/2023
Short-term plan obligation included in other current liabilities	$996	$1,053
Long-term plan obligation included in other long-term liabilities	10,246	11,053
Discount rate used to determine obligation	5.5%	5.3%

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(53 weeks)
(Amounts in thousands)	4/27/2024	4/29/2023	4/30/2022
Actuarial loss recognized in AOCI	$124	$193	$306
Benefit payments (1)	1,041	1,091	1,182
(1)Benefit payments are scheduled to be between $0.9 million and $1.0 million annually for the next 10 years.

Note 12: Product Warranties

We accrue an estimated liability for product warranties when we recognize revenue on the sale of warrantied products. We estimate future warranty claims on product sales based on sales volume and our historical claims experience and periodically adjust the provision to reflect changes in actual experience. We incorporate repair costs into our liability estimates, including materials, labor and overhead amounts necessary to perform repairs, and any costs associated with delivering repaired product to our customers. Over 90% of our warranty liability relates to our Wholesale reportable segment as we generally warrant our products against defects for one to three years on fabric and leather, from one to five years on cushions and padding, and provide a limited lifetime warranty on certain mechanisms and frames, unless otherwise noted in the warranty. Additionally, our Wholesale segment warranties cover labor costs relating to our parts for one year. We provide a limited lifetime warranty against defects on a majority of the Joybird products, which are a part of our Corporate and Other results. For all our manufacturer warranties, the warranty period begins when the consumer receives our product. We use considerable judgment in making our estimates, and we record differences between our actual and estimated costs when the differences are known.

A reconciliation of the changes in our product warranty liability is as follows:

(Amounts in thousands)	4/27/2024	4/29/2023 (1)
Balance as of the beginning of the year	$30,984	$27,036
Accruals during the year	33,227	43,067
Settlements during the year	(35,302)	(39,119)
Balance as of the end of the year (2)	$28,909	$30,984
(1)Accruals and settlements for fiscal 2023 have been revised. The adjustments were offsetting and had no impact on the liability balance at the end of fiscal 2023 or the amount recognized in the consolidated statement of income for fiscal 2023.
(2)$22.4 million and $19.9 million is recorded in accrued expenses and other current liabilities as of April 27, 2024, and April 29, 2023, respectively, while the remainder is included in other long-term liabilities.

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

The table below summarizes the total stock-based compensation expense we recognized for all outstanding grants. Stock-based compensation expense is recorded in SG&A in the consolidated statement of income:

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(53 weeks)
(Amounts in thousands)	4/27/2024	4/29/2023	4/30/2022
Equity-based awards expense
Restricted stock	$6,959	$5,069	$3,720
Performance-based shares	5,109	4,293	4,971
Stock options	1,257	2,076	1,973
Restricted stock units issued to Directors	1,101	1,020	1,194
Total equity-based awards expense	14,426	12,458	11,858
Liability-based awards expense (1)	152	162	(1,131)
Total stock-based compensation expense	$14,578	$12,620	$10,727
(1)Includes stock appreciation rights, deferred stock units issued to Directors, restricted stock units, and performance-based units. Compensation expense for these awards is based on the market price of our common stock on the grant date and is remeasured each reporting period based on the market value of our common shares on the last day of the reported period.

Restricted Stock. We granted 331,140 shares of restricted stock units to employees during fiscal 2024 and we also have restricted stock awards outstanding from previous grants. We issue restricted stock at no cost to the employees and account for restricted stock awards as equity-based awards because when they vest, they will be settled in common shares. We recognize compensation expense for restricted stock over the vesting period equal to the fair value on the date our Compensation and Talent Oversight Committee of our board of directors approved the awards. Restricted stock awards vest at 25% per year, beginning one year from the grant date for a term of four years, with continued vesting upon retirement with respect to the fiscal 2023 and 2024 grants. We accelerate the expense for restricted stock granted to retirement-eligible employees over the vesting period, with expense recognized from the grant date through their retirement eligibility date or over the ten months following the grant date, whichever period is longer. We have elected to recognize forfeitures as an adjustment to compensation expense in the same period as the forfeitures occur. The weighted average fair value of the restricted stock that was awarded in fiscal 2024, fiscal 2023 and fiscal 2022 was $27.68, $24.58 and $38.27 per share, respectively, the market value of our common shares on the date of grant.

The following table summarizes information about non-vested awards as of and for the year ended April 27, 2024:

	Shares or Units (In Thousands)	Weighted Average Grant Date Fair Value
Non-vested awards at April 29, 2023	393	$28.10
Granted	331	27.68
Vested	(131)	29.00
Canceled	(32)	29.16
Non-vested awards at April 27, 2024	561	27.58

Unrecognized compensation cost related to non-vested restricted shares was $7.9 million and is expected to be recognized over a weighted-average remaining contractual term of all unvested awards of 1.6 years.

Performance Shares. Under the La-Z-Boy Incorporated 2022 Omnibus Incentive Plan, the Compensation and Talent Oversight Committee of our board of directors is authorized to award common shares to certain employees based on the attainment of certain financial goals over a given performance period. The awards are offered at no cost to the employees. In the event of an employee's termination during the vesting period, the potential right to earn shares under this program is generally forfeited.

During the first quarter of fiscal 2024, we granted 219,154 performance-based shares, and we also have performance-based share awards outstanding from grants in fiscal 2023 and fiscal 2022. Payout of these grants depend on our financial performance (50%) and a market-based condition based on the total return our shareholders receive on their investment in our stock relative to returns earned through investments in other public companies (50%). The performance share opportunity ranges from 50% of the employee's target award if minimum performance requirements are met to a maximum of 200% of the target award based on the attainment of certain financial and shareholder-return goals over a specific performance period, which is generally three fiscal years.

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

The following table summarizes the performance-based shares outstanding at the maximum award amounts based upon the respective performance share agreements:

	Shares (In Thousands)	Weighted Average Grant Date Fair Value
Outstanding shares at April 29, 2023	763	$28.47
Granted	438	25.48
Vested	(100)	30.75
Unearned or canceled	(569)	26.20
Outstanding shares at April 27, 2024	532	26.39

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

The fair value of each performance-based share that we granted during fiscal 2024, 2023, and 2022 was as follows:

	Grant Year
Vesting based on:	Fiscal 2024	Fiscal 2023	Fiscal 2022
Performance goals (1)	$25.48	$22.43	$36.13
Market conditions (2)	$34.15	$36.63	$51.85
(1)Represents the market value of our common shares on the date we granted the awards less the dividends we expect to pay before the shares vest
(2)Based on Monte Carlo valuation model

Our unrecognized compensation cost at April 27, 2024, related to performance-based shares was $6.5 million based on the current estimates of the number of awards that will vest, and is expected to be recognized over a weighted-average remaining contractual term of all unvested awards of 1.3 years.

Equity-based compensation expenses related to performance-based shares recognized in our consolidated statement of income were as follows (for the fiscal years ended):

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(53 weeks)
(Amounts in thousands)	4/27/2024	4/29/2023	4/30/2022
Fiscal 2020 grant	$—	$—	$1,066
Fiscal 2021 grant	—	548	2,195
Fiscal 2022 grant	1,379	1,649	1,710
Fiscal 2023 grant	1,867	2,096	—
Fiscal 2024 grant	1,863	—	—
Total expense	$5,109	$4,293	$4,971

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

The fair value of stock options granted during fiscal years 2023 and 2022 were calculated using the following assumptions:

	Grant Year
	Fiscal 2023	Fiscal 2022	Assumption
Risk-free interest rate	2.87%	0.82%	U.S. Treasury issues with term equal to expected life at grant date
Dividend rate	2.70%	1.58%	Estimated future dividend rate and common share price at grant date
Expected life	5.0 years	5.0 years	Contractual term of stock option and expected employee exercise trends
Stock price volatility	42.78%	42.16%	Historical volatility of our common shares
Fair value per option	$7.90	$12.29

Plan activity for stock options under the above plans was as follows:

	Number of Shares (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at April 29, 2023	1,621	$29.73	6.7	$2,175
Granted	—	—	N/A	N/A
Canceled	(18)	31.11	N/A	N/A
Exercised	(474)	27.39	N/A	4,242
Outstanding at April 27, 2024	1,129	30.69	6.0	3,951

Exercisable at April 27, 2024	822	$31.46	5.4	$2,087

The aggregate intrinsic value of options exercised was $1.0 million and $0.3 million in fiscal 2023 and fiscal 2022, respectively. As of April 27, 2024, our total unrecognized compensation cost related to non-vested stock option awards was $1.3 million, which we expect to recognize over a weighted-average remaining vesting term of all unvested awards of 1.2 years. During the year ended April 27, 2024, stock options with respect to 0.3 million shares vested.

We received $13.0 million, $4.7 million, and $1.1 million in cash during fiscal 2024, 2023, and 2022, respectively, for exercises of stock options.

Restricted Stock Units Issued to Directors. Restricted stock units granted to our non-employee directors are offered at no cost to the directors and restricted stock units granted following August 2022 vest on the earlier of the date a director ceases to be a member of the board (for any reason other than the termination of service for cause) or the one-year anniversary of the grant date. During fiscal 2024, we granted less than 0.1 million restricted stock units to our non-employee directors. We account for these restricted stock units as equity-based awards because when they vest, they will be settled in shares of our common stock. We measure and recognize compensation expense for these awards based on the market price of our common shares on the date of grant. The weighted-average fair value of the restricted stock units that were granted during fiscal 2024, fiscal 2023, and fiscal 2022 was $30.80, $26.49, and $35.34, respectively.

Note 15: Accumulated Other Comprehensive Loss
Activity in accumulated other comprehensive loss was as follows:

(Amounts in thousands)	Translation adjustment	Unrealized gain (loss) on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive income (loss)
Balance at April 24, 2021	$3,041	$370	$(4,932)	$(1,521)
Changes before reclassifications	(5,002)	(947)	1,539	(4,410)
Amounts reclassified to net income	—	59	306	365
Tax effect	—	220	(451)	(231)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(5,002)	(668)	1,394	(4,276)
Balance at April 30, 2022	$(1,961)	$(298)	$(3,538)	$(5,797)
Changes before reclassifications	(691)	(27)	879	161
Amounts reclassified to net income	—	231	193	424
Tax effect	—	(51)	(265)	(316)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(691)	153	807	269
Balance at April 29, 2023	$(2,652)	$(145)	$(2,731)	$(5,528)
Changes before reclassifications	(1,152)	189	432	(531)
Amounts reclassified to net income	—	331	124	455
Tax effect	—	(129)	(137)	(266)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(1,152)	391	419	(342)
Balance at April 27, 2024	$(3,804)	$246	$(2,312)	$(5,870)
We reclassified both the unrealized gain (loss) on marketable securities and the net pension amortization from accumulated other comprehensive loss to net income through other income (expense), net.
The components of noncontrolling interest were as follows:

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(53 weeks)
(Amounts in thousands)	4/27/2024	4/29/2023	4/30/2022
Balance as of the beginning of the year	$10,261	$8,897	$8,648
Net income	2,010	1,277	2,311
Other comprehensive income (loss)	(803)	87	(802)
Dividends distributed to joint venture minority partners	(1,172)	—	(1,260)
Balance as of the end of the year	$10,296	$10,261	$8,897

Note 16: Revenue Recognition
The following table presents our revenue disaggregated by product category and by segment or unit:

	Year Ended April 27, 2024
(Amounts in thousands)	Wholesale	Retail	Corporate and Other	Total
Upholstered Furniture	$1,143,354	$698,782	$113,059	$1,955,195
Casegoods Furniture	73,960	47,651	9,777	131,388
Delivery	166,243	32,076	7,291	205,610
Other (1)	63,721	76,617	23,642	163,980
Total	$1,447,278	$855,126	$153,769	$2,456,173

		Eliminations		(409,146)
	Consolidated Net Sales			$2,047,027

	Year Ended April 29, 2023
(Amounts in thousands)	Wholesale	Retail	Corporate and Other	Total
Upholstered Furniture	$1,251,762	$811,956	$110,938	$2,174,656
Casegoods Furniture	106,001	58,455	15,223	179,679
Delivery	210,963	29,403	7,651	248,017
Other (1)	121,522	82,229	32,378	236,129
Total	$1,690,248	$982,043	$166,190	$2,838,481

		Eliminations		(489,048)
	Consolidated Net Sales			$2,349,433
(1)Primarily includes revenue for advertising, royalties, parts, accessories, after-treatment products, surcharges, rebates and other sales incentives. In fiscal 2024, certain amounts that were previously charged as surcharges in fiscal 2023 are now included in the base product pricing and reflected in the amounts by product category.

Upholstered Furniture - Includes revenue for upholstered furniture, such as recliners, sofas, loveseats, chairs, sectionals, modulars, and ottomans. This revenue includes sales to La-Z-Boy Furniture Galleries® stores (including company-owned stores), operators of La-Z-Boy Comfort Studio® locations, England Custom Comfort Center locations, other major dealers, independent retailers, and the end consumer.
Casegoods Furniture - Includes revenue for casegoods furniture typically found in a bedroom, such as beds, chests, dressers, nightstands and benches; furniture typically found in the dining room, such as dining tables, storage units, and stools; and furniture typically found throughout the home, such as cocktail tables, chairsides, sofa tables, end tables, and entertainment centers. This revenue includes sales to La-Z-Boy Furniture Galleries® stores (including company-owned stores), independent retailers, and the end consumer.
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

The following table presents our contract assets and liabilities:

(Unaudited, amounts in thousands)	4/27/2024	4/29/2023
Contract assets	$35,518	$44,939

Customer deposits	$88,798	$105,766
Deferred revenue	35,518	44,939
Total contract liabilities (1)	$124,316	$150,705
(1)During the year ended April 27, 2024, we recognized revenue of $139.0 million related to our contract liability balance at April 29, 2023.

Contract assets, customer deposits, and deferred revenue decreased during fiscal 2024 primarily due to a reduction in backlog.

Note 17: Segment Information

Our reportable operating segments include the Wholesale segment and the Retail segment.

Wholesale Segment. Our Wholesale segment consists primarily of four operating segments: La-Z-Boy, our largest operating segment, our England subsidiary, our casegoods operating segment that sells furniture under three brands (American Drew®, Hammary®, and Kincaid®), and our international operating segment which includes our international wholesale and manufacturing businesses. We aggregate these operating segments into one reportable segment because they are economically similar and meet the other aggregation criteria for determining reportable segments. Our Wholesale segment manufactures and imports upholstered furniture, such as recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas and imports casegoods (wood) furniture such as bedroom sets, dining room sets, entertainment centers and occasional pieces. The Wholesale segment sells directly to La-Z-Boy Furniture Galleries® stores, operators of La-Z-Boy Comfort Studio® locations, England Custom Comfort Center locations, major dealers, and a wide cross-section of other independent retailers.

Retail Segment. Our Retail segment consists of one operating segment comprised of our 187 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment sells primarily upholstered furniture, in addition to some casegoods and other home furnishing accessories, to end consumers through these stores.

Corporate and Other. Corporate and Other includes the shared costs for corporate functions, including human resources, information technology, finance and legal, in addition to revenue generated through royalty agreements with companies licensed to use the La-Z-Boy® brand name on various products. We consider our corporate functions to be other business activities and have aggregated them with our other insignificant operating segments, including our global trading company in Hong Kong and Joybird, an e-commerce retailer that manufactures upholstered furniture such as sofas, loveseats, chairs, ottomans, sleeper sofas and beds, and also imports casegoods (wood) furniture such as occasional tables and other accessories. Joybird sells to the end consumer primarily online through its website, www.joybird.com and through small-format stores in key urban markets. None of the operating segments included in Corporate and Other meet the requirements of reportable segments.
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

The following table presents sales and operating income (loss) by segment:

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(53 weeks)
(Amounts in thousands)	4/27/2024	4/29/2023	4/30/2022
Sales
Wholesale segment:
Sales to external customers	$1,048,431	$1,215,429	$1,371,602
Intersegment sales	398,847	474,819	397,236
Wholesale segment sales	1,447,278	1,690,248	1,768,838

Retail segment sales	855,126	982,043	804,394

Corporate and Other:
Sales to external customers	143,470	151,961	180,815
Intersegment sales	10,299	14,229	15,144
Corporate and Other sales	153,769	166,190	195,959

Eliminations	(409,146)	(489,048)	(412,380)
Consolidated sales	$2,047,027	$2,349,433	$2,356,811

Operating Income (Loss)
Wholesale segment	$99,373	$115,215	$134,013
Retail segment	111,682	161,571	109,546
Corporate and Other	(60,259)	(65,347)	(36,803)
Consolidated operating income	150,796	211,439	206,756
Interest expense	(455)	(536)	(895)
Interest income	15,482	6,670	1,338
Other income (expense), net	(71)	(11,784)	(1,708)
Income before income taxes	$165,752	$205,789	$205,491

The following tables present additional financial information by segment and location.

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(53 weeks)
(Amounts in thousands)	4/27/2024	4/29/2023	4/30/2022
Depreciation and Amortization
Wholesale segment	$28,189	$23,327	$24,520
Retail segment	9,632	7,922	6,320
Corporate and Other	10,731	8,944	8,931
Consolidated depreciation and amortization	$48,552	$40,193	$39,771

Capital Expenditures
Wholesale segment	$30,854	$38,491	$49,373
Retail segment	18,502	22,285	19,426
Corporate and Other	4,195	8,036	7,781
Consolidated capital expenditures	$53,551	$68,812	$76,580

Sales by Country
United States	90%	89%	89%
Canada	6%	6%	6%
Other	4%	5%	5%
Total	100%	100%	100%

(Amounts in thousands)	4/27/2024	4/29/2023
Assets
Wholesale segment	$722,044	$688,238
Retail segment	650,586	615,752
Unallocated assets	540,812	562,273
Consolidated assets	$1,913,442	$1,866,263

Long-Lived Assets by Geographic Location
Domestic	$911,616	$865,556
International	94,778	73,674
Consolidated long-lived assets	$1,006,394	$939,230

Note 18: Income Taxes

Income before income taxes consists of the following:

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(53 weeks)
(Amounts in thousands)	4/27/2024	4/29/2023	4/30/2022
United States	$145,854	$177,940	$164,432
Foreign	19,898	27,849	41,059
Total	$165,752	$205,789	$205,491

Income tax expense (benefit) consists of the following components:

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(53 weeks)
(Amounts in thousands)	4/27/2024	4/29/2023	4/30/2022
Federal
Current	$29,637	$31,945	$30,793
Deferred	(1,529)	4,960	2,303
State
Current	9,823	10,345	9,191
Deferred	(318)	1,537	1,060
Foreign
Current	4,534	7,237	11,632
Deferred	(1,031)	(2,176)	(1,816)
Total income tax expense	$41,116	$53,848	$53,163

Our effective tax rate differs from the U.S. federal income tax rate for the following reasons:

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(53 weeks)
(% of income before income taxes)	4/27/2024	4/29/2023	4/30/2022
Statutory tax rate	21.0%	21.0%	21.0%
Increase (reduction) in income taxes resulting from:
State income taxes, net of federal benefit	4.3%	4.5%	3.9%
Losses/(gains) on corporate owned life insurance	(0.6)%	0.2%	—%
Fair value adjustment of contingent consideration liability	—%	(0.1)%	(0.3)%
Miscellaneous items	0.1%	0.6%	1.3%
Effective tax rate	24.8%	26.2%	25.9%

For our Canada and Mexico foreign operating units, we permanently reinvest the earnings and consequently do not record a deferred tax liability relative to the undistributed earnings. We have reinvested approximately $63.0 million of the earnings. After enactment of the Tax Cuts and Jobs Act in 2017, the potential deferred tax attributable to these earnings would be approximately $2.9 million, primarily related to foreign withholding taxes and state income taxes. The Company is not permanently reinvested on undistributed earnings for its Thailand and United Kingdom foreign operating units and has provided for deferred tax attributable to those earnings of approximately $1.4 million as of the end of fiscal 2024.

The primary components of our deferred tax assets and (liabilities) were as follows:

(Amounts in thousands)	4/27/2024	4/29/2023
Assets
Leases	$121,696	$110,993
Deferred and other compensation	15,541	19,475
State income tax—net operating losses, credits and other	4,787	5,126
Warranty	6,985	7,213
Workers' compensation	1,823	1,817
Bad debt	1,587	1,475
Employee benefits	3,153	2,159
Federal net operating losses, credits	152	530
Other	1,822	2,198
Valuation allowance	(1,460)	(3,468)
Total deferred tax assets	156,086	147,518
Liabilities
Right of use lease assets	(113,628)	(104,067)
Property, plant and equipment	(13,995)	(19,936)
Inventory	(954)	(1,802)
Goodwill and other intangibles	(16,709)	(14,128)
Tax on undistributed foreign earnings	(1,365)	(1,152)
Net deferred tax assets	$9,435	$6,433

The deferred tax assets associated with loss carry forwards and the related expiration dates are as follows:

(Amounts in thousands)	Amount	Expiration
Federal net operating losses	$152	Fiscal 2039
Various U.S. state net operating losses (excluding federal tax effect)	1,556	Fiscal 2025-2039
Foreign capital losses	146	Indefinite
Foreign net operating losses	184	Indefinite

We evaluate our deferred taxes to determine if a valuation allowance is required. Accounting standards require that we assess whether a valuation allowance should be established based on the consideration of all available evidence using a "more likely than not" standard with significant weight being given to evidence that can be objectively verified.

The evaluation of the amount of net deferred tax assets expected to be realized necessarily involves forecasting the amount of taxable income that will be generated in future years. We have forecasted future results using estimates management believes to be reasonable. We based these estimates on objective evidence such as expected trends resulting from certain leading economic indicators. Based upon our net deferred tax asset position at April 27, 2024, we estimate that approximately $26.6 million of future taxable income would need to be generated to fully recover our net deferred tax assets. The realization of deferred income tax assets is dependent on future events and actual results may vary from management's forecasts due to economic volatility and uncertainty along with unpredictable complexities in the global supply chain. Such variances could result in adjustments to the valuation allowance on deferred tax assets in future periods, and such adjustments could be material to the financial statements.

A summary of the valuation allowance by jurisdiction is as follows:

(Amounts in thousands)	4/27/2024	4/29/2023	Change
U.S. Federal	$—	$1,822	$(1,822)
U.S. State	1,310	1,496	(186)
Foreign	150	150	—
Total	$1,460	$3,468	$(2,008)

The remaining valuation allowance of $1.5 million is primarily related to certain U.S. state and foreign deferred tax assets. The U.S. state deferred taxes are primarily related to state net operating losses and state tax credits. The foreign deferred taxes are primarily related to capital losses.

As of April 27, 2024, we had a gross unrecognized tax benefit of $1.2 million related to uncertain tax positions in various jurisdictions. A reconciliation of the beginning and ending balance of these unrecognized tax benefits is as follows:

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(53 weeks)
(Amounts in thousands)	4/27/2024	4/29/2023	4/30/2022
Balance at the beginning of the period	$1,084	$1,037	$1,069
Additions:
Positions taken during the current year	168	109	121
Positions taken during the prior year	50	83	10
Reductions:
Positions taken during the prior year	—	—	(23)
Reductions resulting from the lapse of the statute of limitations	(127)	(145)	(140)
Balance at the end of the period	$1,175	$1,084	$1,037

We recognize interest and penalties associated with uncertain tax positions in income tax expense. We had approximately $0.5 million and $0.4 million accrued for interest and penalties as of April 27, 2024 and April 29, 2023, respectively.

If recognized, $1.0 million of the total $1.2 million of unrecognized tax benefits would decrease our effective tax rate. We do not expect that the net liability for uncertain income tax positions will significantly change within the next 12 months. The remaining balance will be settled or released as tax audits are effectively settled, statutes of limitation expire, or other new information becomes available.

Our U.S. federal income tax returns for fiscal years 2021 and subsequent years are still subject to audit. In addition, we conduct business in various states. The major states in which we conduct business are subject to audit for fiscal years 2020 and subsequent years. Our foreign operations are subject to audit for fiscal years 2014 and subsequent years.

Cash paid for taxes (net of refunds received) during the fiscal years ended April 27, 2024, April 29, 2023, and April 30, 2022, was $34.2 million, $69.9 million, and $38.6 million, respectively.

Note 19: Earnings per Share

The following is a reconciliation of the numerators and denominators we used in our computations of basic and diluted earnings per share:

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(53 weeks)
(Amounts in thousands)	4/27/2024	4/29/2023	4/30/2022
Numerator (basic and diluted):
Net income attributable to La-Z-Boy Incorporated	$122,626	$150,664	$150,017
Income allocated to participating securities (1)	—	—	(7)
Net income available to common Shareholders	$122,626	$150,664	$150,010

Denominator:
Basic weighted average common shares outstanding	42,878	43,148	44,023
Contingent common shares	279	91	79
Stock option dilution	123	1	192
Diluted weighted average common shares outstanding	43,280	43,240	44,294

Earnings per Share:
Basic	$2.86	$3.49	$3.41
Diluted (2)	$2.83	$3.48	$3.39
(1)Prior to fiscal 2019, we granted restricted stock awards that contained non-forfeitable rights to dividends on unvested shares, and we are required to include these participating securities in calculating our basic earnings per common share, using the two-class method.
(2)Diluted earnings per share was computed using the treasury stock method.
The values for contingent common shares set forth above reflect the dilutive effect of common shares that we would have issued to employees under the terms of performance-based share awards if the relevant performance period for the award had been the reporting period.
We exclude the effect of options from our diluted share calculation when the weighted average exercise price of the options is higher than the average market price, since including the options' effect would be anti-dilutive. We excluded options to purchase 0.5 million, 1.4 million and 0.2 million shares from the diluted share calculation for the years ended April 27, 2024, April 29, 2023 and April 30, 2022, respectively.

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

The following table presents the fair value hierarchy for those assets and liabilities we measured at fair value on a recurring basis at April 27, 2024 and April 29, 2023. There were no transfers into or out of Level 1, Level 2, or Level 3 for any of the periods presented.

At April 27, 2024
	Fair Value Measurements
(Amounts in thousands)	Level 1	Level 2	Level 3	NAV (1)	Total
Assets
Marketable securities	$—	$7,996	$—	$10,247	$18,243
Held-to-maturity investments	1,259	—	—	—	1,259
Total assets	$1,259	$7,996	$—	$10,247	$19,502

At April 29, 2023
	Fair Value Measurements
(Amounts in thousands)	Level 1	Level 2	Level 3	NAV (1)	Total
Assets
Marketable securities	$—	$16,557	$—	$6,995	$23,552
Held-to-maturity investments	1,351	—	—	—	1,351
Total assets	$1,351	$16,557	$—	$6,995	$24,903
(1)Certain marketable securities investments are measured at fair value using net asset value per share under the practical expedient methodology.

At April 27, 2024 and April 29, 2023, we held marketable securities intended to enhance returns on our cash and to fund future obligations of our non-qualified defined benefit retirement plan, our executive deferred compensation plan and our performance compensation retirement plan.

The fair value measurements for our Level 1 and Level 2 securities are based on quoted prices in active markets, as well as through broker quotes and independent valuation providers, multiplied by the number of shares owned exclusive of any transaction costs.

At April 27, 2024 and April 29, 2023, we held no Level 3 assets or liabilities with a carrying value. During fiscal 2023, we recorded a $10.3 million impairment charge for one of our Level 3 investments to other income (expense), net in the consolidated statement of income, reducing its carrying value to zero as it was determined the value of the investment was not recoverable. The following is a reconciliation of our Level 3 assets and liabilities recorded at fair value using significant unobservable inputs for the fiscal year ended April 29, 2023.

(Amounts in thousands)	Assets	Liabilities
Balance at April 30, 2022	$10,079	$800
Purchases	237	—
Settlements	—	—
Fair value adjustment	(10,316)	(800)
Balance at April 29, 2023	$—	$—

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

Changes in Internal Control over Financial Reporting.    There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

Securities Trading Plans of Directors and Officers

On March 22, 2024, Ms. Janet Kerr, a member of the Company’s Board of Directors, adopted a trading arrangement for the sale of securities of the Company’s common stock (a the “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Ms. Kerr’s Rule 10b5-1 Trading Plan, which has a term duration of six months, provides for the sale of up to 3,890 shares of common stock pursuant to the terms of the plan.

Other than as described above, during the quarter ended April 27, 2024, none of our directors or officers adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this item appearing under the section captioned “Information About Our Executive Officers” in Part I of this Annual Report and the information that will be in our proxy statement for our 2024 Annual Meeting of Shareholders (“Proxy Statement”) under the caption “Board and Corporate Governance Matters” is incorporated herein by reference.

We have adopted a Code of Business Conduct, which applies to all of our officers, directors, and employees. A current copy of the code is posted at our website www.la-z-boy.com. We will disclose any amendments to, or waivers from, the code applicable to an executive officer or director at our website www.la-z-boy.com.

We have also adopted an Insider Trading Policy that governs the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to the Company. A copy of the Company’s Insider Trading Policy is filed as Exhibit 19 to this Annual Report.
ITEM 11.    EXECUTIVE COMPENSATION.

The information required by this item, which will be in our Proxy Statement under the captions “Board and Corporate Governance Matters – Director Compensation,” “Compensation Matters – Compensation Discussion and Analysis,” “Compensation Matters – Executive Compensation Tables,” “Compensation Matters – CEO Pay Ratio,” “Compensation Matters – Pay versus Performance,” and “Compensation Matters – Compensation and Talent Oversight Committee Report,” is incorporated herein by reference. The information contained in “Compensation Matters – Compensation and Talent Oversight Committee Report” shall not be deemed to be “filed” with the SEC or subject to the liabilities of the Exchange Act, except to the extent that the Company specifically incorporates such information into a document filed under the Securities Act or the Exchange Act.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item, which will be in our Proxy Statement under the captions “Securities Ownership” and “Compensation Matters – Proposal 4: Approve the La-Z-Boy Incorporated 2024 Omnibus Incentive Plan,” is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required to be reported under this item, which will be included in our Proxy Statement under the captions “Board and Corporate Governance Matters – Corporate Governance – Director Independence” and “Board and Corporate Governance Matters – Corporate Governance – Related Person Transactions,” is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required to be reported under this item, which will be included in our Proxy Statement under the captions “Audit Matters – Audit and Other Fees” and “Audit Matters – Pre-Approval Policy and Procedures,” is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)The following documents are filed as part of this report:
(1)    Financial Statements:

Management's Report to Our Shareholders
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
Consolidated Statement of Income for each of the three fiscal years ended April 27, 2024, April 29, 2023, and April 30, 2022
Consolidated Statement of Comprehensive Income for each of the three fiscal years ended April 27, 2024, April 29, 2023, and April 30, 2022
Consolidated Balance Sheet at April 27, 2024, and April 29, 2023
Consolidated Statement of Cash Flows for the fiscal years ended April 27, 2024, April 29, 2023, and April 30, 2022
Consolidated Statement of Changes in Equity for the fiscal years ended April 27, 2024, April 29, 2023, and April 30, 2022
Notes to Consolidated Financial Statements
(2)Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts for the fiscal years ended April 27, 2024, April 29, 2023, and April 30, 2022
Schedule II immediately follows Item 16.
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
Form of Change in Control Agreement in effect for: Melinda D. Whittington. Similar agreements are in effect for each of our other executive officers except the severance period in those agreements is 24 months rather than 36 months (Incorporated by reference to Exhibit 10.3 for Form 10-K for the fiscal year ended April 29, 2023)

(10.4)	*	Form of Indemnification Agreement (covering all directors, including employee-directors) (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed January 22, 2009)

Exhibit Number		Description
(10.5)	*
2005 La-Z-Boy Incorporated Executive Deferred Compensation Plan, amended and restated as of November 18, 2008 (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended October 24, 2009)

(10.6)	*	Amended and Restated La-Z-Boy Incorporated 2010 Omnibus Incentive Plan (Incorporated by reference to Annex A to Definitive Proxy Statement filed July 9, 2013)
(10.7)	*	La-Z-Boy Incorporated 2010 Omnibus Incentive Plan Sample Award Agreement (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended October 23, 2010)
(10.8)	*	La-Z-Boy Incorporated 2010 Omnibus Incentive Plan Revised Sample Award Agreement effective July 9, 2012 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed July 9, 2012)
(10.9)	*	La-Z-Boy Incorporated Severance Plan for Executive Officers (Incorporated by reference to Exhibit 10.9 to Form 10-K for the fiscal year ended April 29, 2023)
(10.10)	*	La-Z-Boy Incorporated Performance Compensation Retirement Plan effective April 27, 2013 (Incorporated by reference to Exhibit 10.16 to Form 10-K for the fiscal year ended April 27, 2013)
(10.11)	*	2014 Amendment to La-Z-Boy Incorporated Performance Compensation Retirement Plan (Incorporated by reference to Exhibit 10.16 to Form 10-K for the fiscal year ended April 26, 2014)
(10.12)	*	La-Z-Boy Incorporated 2017 Omnibus Incentive Plan (Incorporated by reference to Annex A to Definitive Proxy Statement filed July 18, 2017)
(10.13)	*	La-Z-Boy Incorporated 2017 Omnibus Incentive Plan Sample Award Agreement (Incorporated by reference to Exhibit 10.14 to Form 10-K for the fiscal year ended April 27, 2019)
(10.14)	*
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

(10.16)	*	La-Z-Boy Incorporated 2017 Omnibus Incentive Plan Revised Sample Award Agreement effective June 28, 2022 (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended July 30, 2022)
(10.17)	*	La-Z-Boy Incorporated 2022 Omnibus Incentive Plan (Incorporated by reference to Appendix A to Definitive Proxy Statement filed July 20, 2022)
(10.18)	*	La-Z-Boy Incorporated 2022 Omnibus Incentive Plan Sample Award Agreement effective June 26, 2023 (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended July 29, 2023)
(19)		Insider Trading Policy
(21)		List of subsidiaries of La-Z-Boy Incorporated
(23)		Consent of PricewaterhouseCoopers LLP (EDGAR filing only)
(31.1)		Certifications of Chief Executive Officer pursuant to Rule 13a-14(a)
(31.2)		Certifications of Chief Financial Officer pursuant to Rule 13a-14(a)
(32)		Certifications pursuant to 18 U.S.C. Section 1350
(97)		Policy on Recoupment of Incentive Compensation
(101.INS)		XBRL Instance Document
(101.SCH)		XBRL Taxonomy Extension Schema Document
(101.CAL)		XBRL Taxonomy Extension Calculation Linkbase Document
(101.LAB)		XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)		XBRL Taxonomy Extension Presentation Linkbase Document
(101.DEF)		XBRL Taxonomy Extension Definition Linkbase Document
(104)		The cover page from the Company's Annual Report on Form 10-K for the year ended April 27, 2024, formatted in Inline XBRL (included in Exhibit 101)
*    Indicates a management contract or compensatory plan or arrangement under which a director or executive officer may receive benefits.
ITEM 16.    FORM 10-K SUMMARY.
None.

LA-Z-BOY INCORPORATED
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

			Additions
Description	Balance at Beginning of Year	Acquisitions	Charged/ (Credited) to Costs and Expenses		Charged/ (Credited) to Other Accounts		Deductions		Balance at End of Year
Allowance for doubtful accounts, deducted from accounts receivable:
April 27, 2024	$4,776	$—	$391	(1)	$—		$(91)	(2)	$5,076
April 29, 2023	3,406	—	1,489	(1)	—		(119)	(2)	4,776
April 30, 2022	4,011	51	(629)	(1)	—		(27)	(2)	3,406
Allowance for deferred tax assets:
April 27, 2024	$3,468	$—	$79		$(2,087)	(3)	$—		$1,460
April 29, 2023	3,517	—	370		(419)	(3)	—		3,468
April 30, 2022	3,495	133	851		(962)	(3)	—		3,517
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

DATE: June 17, 2024		LA-Z-BOY INCORPORATED

	BY	/s/ MELINDA D. WHITTINGTON
Melinda D. Whittington President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of June 17, 2024, by the following persons on behalf of the registrant and in the capacities indicated.

/s/ M.T. LAWTON	/s/ E.L. ALEXANDER
M.T. Lawton Chairman of the Board	E.L. Alexander Director

/s/ S.M. GALLAGHER	/s/ J.P. HACKETT
S.M. Gallagher Director	J.P. Hackett Director

/s/ R.S. HAIDER	/s/ J.E. KERR
R.S. Haider Director	J.E. Kerr Director

/s/ M.S. LAVIGNE	/s/ R.G. LUCIAN
M.S. LaVigne Director	R.G. Lucian Senior Vice President and Chief Financial Officer

/s/ J.L. MCCURRY	/s/ R.L. O'GRADY
J.L. McCurry Vice President, Corporate Controller and Chief Accounting Officer	R.L. O'Grady Director

/s/ L.B. PETERS	/s/ M.D. WHITTINGTON
L.B. Peters Director	M.D. Whittington President and Chief Executive Officer, Director