Form 10-Q
period 2024-07-27
LA-Z-BOY INC
filed 2024-08-20
CIK 57131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 27, 2024
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                     Yes  ☐   No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 13, 2024
Common Stock, $1.00 Par Value	41,827,242

LA-Z-BOY INCORPORATED
FORM 10-Q FIRST QUARTER OF FISCAL 2025

PART I - FINANCIAL INFORMATION (UNAUDITED)
ITEM 1. FINANCIAL STATEMENTS
LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

	Quarter Ended
(Unaudited, amounts in thousands, except per share data)	7/27/2024	7/29/2023
Sales	$495,532	$481,651
Cost of sales	282,189	275,923
Gross profit	213,343	205,728
Selling, general and administrative expense	180,973	171,202
Operating income	32,370	34,526
Interest expense	(210)	(122)
Interest income	4,424	3,056
Other income (expense), net	(618)	556
Income before income taxes	35,966	38,016
Income tax expense	9,162	10,090
Net income	26,804	27,926
Net (income) attributable to noncontrolling interests	(645)	(447)
Net income attributable to La-Z-Boy Incorporated	$26,159	$27,479

Basic weighted average common shares	42,052	43,239
Basic net income attributable to La-Z-Boy Incorporated per share	$0.62	$0.64

Diluted weighted average common shares	42,564	43,333
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.61	$0.63

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Quarter Ended
(Unaudited, amounts in thousands)	7/27/2024	7/29/2023
Net income	$26,804	$27,926
Other comprehensive income
Currency translation adjustment	1,533	1,047
Net unrealized gain on marketable securities, net of tax	113	220
Net pension amortization, net of tax	15	23
Total other comprehensive income	1,661	1,290
Total comprehensive income before noncontrolling interests	28,465	29,216
Comprehensive (income) attributable to noncontrolling interests	(971)	(407)
Comprehensive income attributable to La-Z-Boy Incorporated	$27,494	$28,809

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET

(Unaudited, amounts in thousands, except par value)	7/27/2024	4/27/2024
Current assets
Cash and equivalents	$342,270	$341,098
Receivables, net of allowance of $5,181 at 7/27/2024 and $5,076 at 4/27/2024	121,047	139,213
Inventories, net	271,790	263,237
Other current assets	99,268	93,260
Total current assets	834,375	836,808
Property, plant and equipment, net	298,781	298,224
Goodwill	220,109	214,453
Other intangible assets, net	48,684	47,251
Deferred income taxes – long-term	8,969	10,283
Right of use lease assets	448,834	446,466
Other long-term assets, net	57,863	59,957
Total assets	$1,917,615	$1,913,442

Current liabilities
Accounts payable	$94,165	$96,486
Lease liabilities, short-term	77,247	77,027
Accrued expenses and other current liabilities	268,530	263,768
Total current liabilities	439,942	437,281
Lease liabilities, long-term	407,009	404,724
Other long-term liabilities	60,188	58,077
Shareholders' equity
Preferred shares – 5,000 authorized; none issued	—	—
Common shares, $1.00 par value – 150,000 authorized; 42,015 outstanding at 7/27/2024 and 42,440 outstanding at 4/27/2024	42,015	42,440
Capital in excess of par value	371,421	368,485
Retained earnings	590,308	598,009
Accumulated other comprehensive loss	(4,535)	(5,870)
Total La-Z-Boy Incorporated shareholders' equity	999,209	1,003,064
Noncontrolling interests	11,267	10,296
Total equity	1,010,476	1,013,360
Total liabilities and equity	$1,917,615	$1,913,442

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS

	Quarter Ended
(Unaudited, amounts in thousands)	7/27/2024	7/29/2023
Cash flows from operating activities
Net income	$26,804	$27,926
Adjustments to reconcile net income to cash provided by operating activities
(Gain)/loss on disposal and impairment of assets	(117)	113
(Gain)/loss on sale of investments	(80)	307
Provision for doubtful accounts	91	(405)
Depreciation and amortization	12,147	10,211
Amortization of right-of-use lease assets	22,722	17,265
Lease impairment/(settlement)	—	(1,175)
Equity-based compensation expense	3,175	2,526
Change in deferred taxes	1,999	602
Change in receivables	17,783	14,769
Change in inventories	(6,912)	9,271
Change in other assets	(6,668)	(2,820)
Change in payables	952	(8,565)
Change in lease liabilities	(23,306)	(17,882)
Change in other liabilities	3,728	(26,230)
Net cash provided by operating activities	52,318	25,913

Cash flows from investing activities
Proceeds from disposals of assets	158	4,031
Capital expenditures	(15,620)	(13,457)
Purchases of investments	(2,813)	(11,407)
Proceeds from sales of investments	7,879	12,404
Acquisitions	(6,797)	(4,250)
Net cash used for investing activities	(17,193)	(12,679)

Cash flows from financing activities
Payments on finance lease liabilities	(145)	(67)
Stock issued for stock and employee benefit plans, net of shares withheld for taxes	7,874	(1,978)
Repurchases of common stock	(33,673)	(10,007)
Dividends paid to shareholders	(8,371)	(7,852)
Net cash used for financing activities	(34,315)	(19,904)

Effect of exchange rate changes on cash and equivalents	362	242
Change in cash, cash equivalents and restricted cash	1,172	(6,428)
Cash, cash equivalents and restricted cash at beginning of period	341,098	346,678
Cash, cash equivalents and restricted cash at end of period	$342,270	$340,250

Supplemental disclosure of non-cash investing activities
Capital expenditures included in payables	$2,583	$7,188

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited, amounts in thousands, except per share data)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Total
At April 27, 2024	$42,440	$368,485	$598,009	$(5,870)	$10,296	$1,013,360
Net income	—	—	26,159	—	645	26,804
Other comprehensive income	—	—	—	1,335	326	1,661
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	508	10,086	(2,720)	—	—	7,874
Repurchases of 933 shares of common stock	(933)	(10,325)	(22,658)	—	—	(33,916)
Stock option and restricted stock expense	—	3,175	—	—	—	3,175
Dividends declared and paid ($0.20/share)	—	—	(8,371)	—	—	(8,371)
Dividends declared not paid ($0.20/share)	—	—	(111)	—	—	(111)
At July 27, 2024	$42,015	$371,421	$590,308	$(4,535)	$11,267	$1,010,476

(Unaudited, amounts in thousands, except per share data)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interests	Total
At April 29, 2023	$43,318	$358,891	$545,155	$(5,528)	$10,261	$952,097
Net income	—	—	27,479	—	447	27,926
Other comprehensive income (loss)	—	—	—	1,330	(40)	1,290
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	149	(221)	(1,906)	—	—	(1,978)
Repurchases of 357 shares of common stock	(357)	(4,512)	(5,138)	—	—	(10,007)
Stock option and restricted stock expense	—	2,526	—	—	—	2,526
Dividends declared and paid ($0.1815/share)	—	—	(7,852)	—	—	(7,852)
Dividends declared not paid ($0.1815/share)	—	—	(72)	—	—	(72)
At July 29, 2023	$43,110	$356,684	$557,666	$(4,198)	$10,668	$963,930

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

The accompanying consolidated financial statements include the consolidated accounts of La-Z-Boy Incorporated and our majority-owned subsidiaries (collectively, the "Company"). We derived the April 27, 2024 balance sheet from our audited financial statements. We prepared the interim financial information in conformity with generally accepted accounting principles ("US GAAP"), which we applied on a basis consistent with those reflected in our fiscal 2024 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”), but the information does not include all of the disclosures required by US GAAP. In management’s opinion, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments (except as otherwise disclosed), that are necessary for a fair statement of results for the respective interim periods. The interim results reflected in the accompanying financial statements are not necessarily indicative of the results of operations that will occur for the full fiscal year ending April 26, 2025.

Accounting Pronouncements Adopted in Fiscal 2025

The following table summarizes Accounting Standards Updates ("ASUs"), which were adopted in fiscal 2025, but did not have a material impact on our accounting policies or our consolidated financial statements and related disclosures.

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

Note 2: Acquisitions

None of the below acquisitions were significant to our consolidated financial statements, and, therefore, pro-forma financial information is not presented. All of our provisional purchase accounting estimates for the acquisitions completed in fiscal 2025 are based on the information and data available to us as of the time of the issuance of these financial statements, and in accordance with Accounting Standard Codification Topic 805-10-25-15, are subject to change within the first 12 months following the acquisition as we gain additional data.

Each of the following Retail acquisitions completed in fiscal 2025 and 2024 reflect a core component of our strategic priorities, which is to grow our company-owned retail business and leverage our integrated retail model (where we earn a combined profit on both the wholesale and retail sales) in suitable geographic markets, alongside the existing La-Z-Boy Furniture Galleries® network.

Prior to each Retail acquisition completed in fiscal 2025 and 2024, we licensed to the counterparty the exclusive right to own and operate the La-Z-Boy Furniture Galleries® stores (and to use the associated trademarks and trade name) in each of their respective markets, and we reacquired these rights when we consummated the transaction. These required rights are indefinite-lived because our retailer agreements are perpetual agreements that have no specific expiration date and no renewal options. The effective settlement date of these arrangements resulted in no settlement gain or loss as the contractual terms were at market. For federal income tax purposes, we amortize and deduct these indefinite-lived intangible assets and goodwill, if any, over 15 years.

Davenport, Iowa Acquisition

On July 22, 2024, we completed our acquisition of the Davenport, Iowa business that operates one independently owned La-Z-Boy Furniture Galleries® store for $7.4 million, inclusive of and subject to further customary adjustments. We paid total cash of $5.8 million during the first quarter of fiscal 2025 and the remaining consideration included forgiveness of accounts receivable and payments based on working capital adjustments. As part of the acquisition, we recorded an indefinite-lived intangible asset of $1.7 million related to the reacquired rights described above. We also recognized $5.1 million of goodwill in our Retail segment related primarily to synergies we expect from the integration of the acquired store and future benefits of these synergies.

Prior Year Acquisitions

Colorado Springs, Colorado Acquisition

On July 17, 2023, we completed our acquisition of the Colorado Springs, Colorado business that operates two independently owned La-Z-Boy Furniture Galleries® stores and one distribution center for $6.0 million, inclusive of customary adjustments. We paid total cash of $5.6 million during the first and second quarters of fiscal 2024 and the remaining consideration included forgiveness of accounts receivable and payments based on working capital adjustments. As part of the acquisition, we recorded an indefinite-lived intangible asset of $2.1 million related to the reacquired rights described above. We also recognized $2.2 million of goodwill in our Retail segment related primarily to synergies we expect from the integration of the acquired stores and future benefits of these synergies.

Note 3: Cash and Restricted Cash

At July 29, 2023, we had restricted cash on deposit with a bank as collateral for certain letters of credit that matured within 12 months. During fiscal 2024, we renewed these letters of credit and as of April 27, 2024, we were no longer required to hold restricted cash as collateral. All of our letters of credit have maturity dates within the next 12 months, and we expect to renew some of these letters of credit when they mature.

(Unaudited, amounts in thousands)	7/27/2024	7/29/2023
Cash and cash equivalents	$342,270	$336,434
Restricted cash	—	3,816
Total cash, cash equivalents and restricted cash	$342,270	$340,250

Note 4: Inventories

A summary of inventories is as follows:

(Unaudited, amounts in thousands)	7/27/2024	4/27/2024
Raw materials	$136,062	$125,932
Work in process	19,814	19,443
Finished goods	159,491	161,439
FIFO inventories	315,367	306,814
Excess of FIFO over LIFO	(43,577)	(43,577)
Total inventories	$271,790	$263,237

Note 5: Goodwill and Other Intangible Assets

We have goodwill on our consolidated balance sheet as follows:

Reportable Segment/Unit	Reporting Unit	Related Acquisition
Wholesale Segment	United Kingdom	Wholesale business in the United Kingdom and Ireland
Wholesale Segment	United Kingdom	La-Z-Boy United Kingdom Manufacturing (Furnico)
Retail Segment	Retail	La-Z-Boy Furniture Galleries® stores
Corporate and Other	Joybird	Joybird

The following table summarizes changes in the carrying amount of our goodwill by reportable segment:

(Unaudited, amounts in thousands)	Wholesale Segment	Retail Segment	Corporate and Other	Total Goodwill
Balance at April 27, 2024 (1)	$20,085	$138,922	$55,446	$214,453
Acquisitions	—	5,099	—	5,099
Translation adjustment	599	(42)	—	557
Balance at July 27, 2024 (1)	$20,684	$143,979	$55,446	$220,109
(1)Includes $26.9 million of accumulated impairment losses in Corporate and Other.

We have intangible assets on our consolidated balance sheet as follows:

Reportable Segment	Intangible Asset	Useful Life
Wholesale Segment	Customer relationships from our acquisition of the wholesale business in the United Kingdom and Ireland	Amortizable over 15 year useful life
Wholesale Segment	American Drew® trade name	Indefinite-lived
Retail Segment	Reacquired rights to own and operate La-Z-Boy Furniture Galleries® stores	Indefinite-lived
Corporate and Other	Joybird® trade name	Amortizable over eight-year useful life

The following summarizes changes in our intangible assets:

(Unaudited, amounts in thousands)	Indefinite- Lived Trade Names	Finite-Lived Trade Name	Indefinite- Lived Reacquired Rights	Other Intangible Assets	Total Intangible Assets
Balance at April 27, 2024	$1,155	$1,796	$42,640	$1,660	$47,251
Acquisitions	—	—	1,671	—	1,671
Amortization	—	(200)	—	(55)	(255)
Translation adjustment	—	—	(32)	49	17
Balance at July 27, 2024	$1,155	$1,596	$44,279	$1,654	$48,684

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

The following summarizes our investments:

(Unaudited, amounts in thousands)	7/27/2024	4/27/2024
Short-term investments:
Marketable securities	$3,210	$5,553
Held-to-maturity investments	1,299	1,259
Total short-term investments	4,509	6,812
Long-term investments:
Marketable securities	10,300	12,690
Total investments	$14,809	$19,502

Investments to enhance returns on cash	$4,473	$6,754
Investments to fund compensation/retirement plans	10,336	12,748
Total investments	$14,809	$19,502

The following is a summary of the unrealized gains, unrealized losses, and fair value by investment type:

	7/27/2024			4/27/2024
(Unaudited, amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$679	$—	$3,808	$476	$—	$3,728
Fixed income	121	(27)	7,254	15	(72)	12,015
Other	690	(13)	3,747	707	(14)	3,759
Total securities	$1,490	$(40)	$14,809	$1,198	$(86)	$19,502

The following table summarizes sales of marketable securities:

	Quarter Ended
(Unaudited, amounts in thousands)	7/27/2024	7/29/2023
Proceeds from sales	$7,879	$12,404
Gross realized gains	115	161
Gross realized losses	(35)	(468)

The following is a summary of the fair value of fixed income marketable securities, classified as available-for-sale securities, by contractual maturity:

(Unaudited, amounts in thousands)	7/27/2024
Within one year	$3,174
Securities not due at a single maturity date	4,080
Total	$7,254

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

A reconciliation of the changes in our product warranty liability is as follows:

	Quarter Ended
(Unaudited, amounts in thousands)	7/27/2024 (1)	7/29/2023 (2)
Balance as of the beginning of the period	$28,909	$30,984
Accruals during the period	8,900	8,646
Settlements during the period	(8,331)	(8,836)
Balance as of the end of the period	$29,478	$30,794
(1)$22.5 million and $22.4 million is recorded in accrued expenses and other current liabilities as of July 27, 2024, and April 27, 2024, respectively, while the remainder is included in other long-term liabilities.
(2)Accruals and settlements for fiscal 2024 have been revised. The adjustments were offsetting and had no impact on the liability balance at the end of each reporting period in fiscal 2024 or the amount recognized in the consolidated statement of income for fiscal 2024.

We recorded accruals during the periods presented in the table above, primarily to reflect charges that relate to warranties issued during the respective periods.

Note 8: Stock-Based Compensation

The table below summarizes the total stock-based compensation expense we recognized for all outstanding grants in our consolidated statement of income:

	Quarter Ended
(Unaudited, amounts in thousands)	7/27/2024	7/29/2023
Equity-based awards expense	$3,175	$2,526
Liability-based awards expense (1)	161	88
Total stock-based compensation expense	$3,336	$2,614
(1)Includes stock appreciation rights, deferred stock units issued to Directors, restricted stock units, and performance-based units. Compensation expense for these awards is based on the market price of our common stock on the grant date and is remeasured each reporting period based on the market value of our common shares on the last day of the reported period.

Restricted Stock. During the first quarter of fiscal 2025, we granted 240,334 shares of restricted stock units to employees and we also have restricted stock awards outstanding from previous grants. We issue restricted stock at no cost to the employees and account for restricted stock awards as equity-based awards because when they vest, they will be settled in common shares. We recognize compensation expense for restricted stock over the vesting period equal to the fair value on the date our Compensation and Talent Oversight Committee of our board of directors approved the awards. Restricted stock awards vest at 25% per year, beginning one year from the grant date for a term of four years, with continued vesting upon retirement with respect to the fiscal 2023, fiscal 2024 and fiscal 2025 grants. We accelerate the expense for restricted stock granted to retirement-eligible employees over the vesting period, with expense recognized from the grant date through their retirement eligibility date or over the ten months following the grant date, whichever period is longer. We have elected to recognize forfeitures as an adjustment to compensation expense in the same period as the forfeitures occur. The weighted-average fair value of the restricted stock that was awarded in the first quarter of fiscal 2025 was $38.04 per share, the market value of our common shares on the date of grant.

Performance Shares. During the first quarter of fiscal 2025, we granted 163,888 performance-based shares, and we also have performance-based share awards outstanding from previous grants. Payouts of these grants depend on our financial performance (50%) and a market-based condition based on the total return our shareholders receive on their investment in our stock relative to returns earned through investments in other public companies (50%). The performance share opportunity ranges from 50% of the employee’s target award if minimum performance requirements are met to a maximum of 200% of the target award based on the attainment of certain financial and shareholder-return goals over a specific performance period, which is generally three fiscal years.

We account for performance-based shares as equity-based awards because when they vest, they will be settled in common shares. In the event of an employee's termination during the vesting period, the potential right to earn shares under this program is generally forfeited and we have elected to recognize forfeitures as an adjustment to compensation expense in the same period in which the forfeitures occur. For shares that vest based on our results relative to the performance goals, we expense as compensation cost the fair value of the shares as of the day we granted the awards recognized over the performance period, taking into account the probability that we will satisfy the performance goals. The fair value of each share of the awards we granted in fiscal 2025 that vest based on attaining performance goals was $35.59, the market value of our common shares on the date we granted the awards less the dividends we expect to pay before the shares vest. For shares that vest based on market conditions, we use a Monte Carlo valuation model to estimate each share’s fair value as of the date of grant. The Monte Carlo valuation model uses multiple simulations to evaluate our probability of achieving various stock price levels to determine our expected performance ranking relative to our peer group. For shares that vest based on market conditions, we expense compensation cost over the vesting period regardless of whether the market condition is ultimately satisfied. Based on the Monte Carlo model, the fair value as of the grant date of the fiscal 2025 grant of shares that vest based on market conditions was $54.67.

Stock Options. We did not grant stock options to employees during the first quarter of fiscal 2025, but we have stock options outstanding from grants from prior years. We account for stock options as equity-based awards because when they are exercised, they will be settled in common shares. We recognize compensation expense for stock options over the vesting period equal to the fair value on the date our Compensation and Talent Oversight Committee of our board of directors approved the awards. The vesting period for our stock options ranges from one to four years, with accelerated vesting upon retirement. The vesting date for retirement-eligible employees is the later of the date they meet the criteria for retirement or ten months after the grant date. We accelerate the expense for options granted to retirement eligible employees over the vesting period, with expense recognized from the grant date through their retirement eligibility date or over the ten months following the grant date, whichever period is longer. We have elected to recognize forfeitures as an adjustment to compensation expense in the same period as the forfeitures occur. Granted options outstanding under the former long-term equity award plan remain in effect and have a term of 10 years. We estimated the fair value of the employee stock options granted in prior years at their respective grant date using the Black-Scholes option-pricing model, which requires management to make certain assumptions.

Note 9: Accumulated Other Comprehensive Income (Loss)

Activity in accumulated other comprehensive income (loss) for the quarters ended July 27, 2024, and July 29, 2023, is as follows:

(Unaudited, amounts in thousands)	Translation adjustment	Unrealized gain (loss) on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive income (loss)
Balance at April 27, 2024	$(3,804)	$246	$(2,312)	$(5,870)
Changes before reclassifications	1,207	150	—	1,357
Amounts reclassified to net income	—	—	20	20
Tax effect	—	(37)	(5)	(42)
Other comprehensive income attributable to La-Z-Boy Incorporated	1,207	113	15	1,335
Balance at July 27, 2024	$(2,597)	$359	$(2,297)	$(4,535)

Balance at April 29, 2023	$(2,652)	$(145)	$(2,731)	$(5,528)
Changes before reclassifications	1,087	(15)	—	1,072
Amounts reclassified to net income	—	307	31	338
Tax effect	—	(72)	(8)	(80)
Other comprehensive income attributable to La-Z-Boy Incorporated	1,087	220	23	1,330
Balance at July 29, 2023	$(1,565)	$75	$(2,708)	$(4,198)

We reclassified both the unrealized gain (loss) on marketable securities and the net pension amortization from accumulated other comprehensive loss to net income through other income (expense), net.

The components of noncontrolling interest were as follows:

	Quarter Ended
(Unaudited, amounts in thousands)	7/27/2024	7/29/2023
Balance as of the beginning of the period	$10,296	$10,261
Net income	645	447
Other comprehensive income (loss)	326	(40)
Balance as of the end of the period	$11,267	$10,668

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

The following table presents our revenue disaggregated by product category and by segment or unit:

	Quarter Ended July 27, 2024				Quarter Ended July 29, 2023
(Unaudited, amounts in thousands)	Wholesale	Retail	Corporate and Other	Total	Wholesale	Retail	Corporate and Other	Total
Upholstered Furniture	$281,180	$166,875	$27,876	$475,931	$260,373	$170,714	$28,690	$459,777
Casegoods Furniture	16,088	11,375	3,119	30,582	19,253	11,833	2,910	33,996
Delivery	38,513	7,382	2,068	47,963	40,043	7,571	1,902	49,516
Other (1)	15,119	16,738	5,645	37,502	13,806	18,125	6,559	38,490
Total	$350,900	$202,370	$38,708	$591,978	$333,475	$208,243	$40,061	$581,779

Eliminations				(96,446)				(100,128)
Consolidated Net Sales				$495,532				$481,651
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

The following table presents our contract assets and liabilities:

(Unaudited, amounts in thousands)	7/27/2024	4/27/2024
Contract assets	$36,198	$35,518

Customer deposits	$96,877	$88,798
Deferred revenue	36,198	35,518
Total contract liabilities (1)	$133,075	$124,316
(1)During the quarter ended July 27, 2024, we recognized revenue of $109.9 million related to our contract liability balance at April 27, 2024.

Note 11: Segment Information

Our reportable operating segments include the Wholesale segment and the Retail segment.

Wholesale Segment. Our Wholesale segment consists primarily of four operating segments: La-Z-Boy, our largest operating segment, our England subsidiary, our casegoods operating segment that sells furniture under three brands (American Drew®, Hammary®, and Kincaid®), and our international operating segment, which includes our international La-Z-Boy wholesale and manufacturing businesses. We aggregate these operating segments into one reportable segment because they are economically similar and meet the other aggregation criteria for determining reportable segments. Our Wholesale segment manufactures and imports upholstered furniture, such as recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas and imports casegoods (wood) furniture such as bedroom sets, dining room sets, entertainment centers and occasional pieces. The Wholesale segment sells directly to La-Z-Boy Furniture Galleries® stores, operators of La-Z-Boy Comfort Studio® locations, England Custom Comfort Center locations, major dealers, and a wide cross-section of other independent retailers.

Retail Segment. Our Retail segment consists of one operating segment comprised of our 188 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment sells primarily upholstered furniture, in addition to some casegoods and other home furnishings accessories, to end consumers through these stores.

Corporate and Other. Corporate and Other includes the shared costs for corporate functions, including human resources, information technology, finance and legal, in addition to revenue generated through royalty agreements with companies licensed to use the La-Z-Boy® brand name on various products. We consider our corporate functions to be other business activities and have aggregated them with our other insignificant operating segments, including our global trading company in Hong Kong and Joybird, an e-commerce retailer that manufactures upholstered furniture such as sofas, loveseats, chairs, ottomans, sleeper sofas and beds, and also imports casegoods (wood) furniture such as occasional tables and other accessories. Joybird sells to the end consumer primarily online through its website, www.joybird.com, and through small-format stores in key urban markets. None of the operating segments included in Corporate and Other meet the requirements of reportable segments.

The following table presents sales and operating income (loss) by segment:

	Quarter Ended
(Unaudited, amounts in thousands)	7/27/2024	7/29/2023
Sales
Wholesale segment:
Sales to external customers	$256,020	$236,251
Intersegment sales	94,880	97,224
Wholesale segment sales	350,900	333,475

Retail segment sales	202,370	208,243

Corporate and Other:
Sales to external customers	37,142	37,157
Intersegment sales	1,566	2,904
Corporate and Other sales	38,708	40,061

Eliminations	(96,446)	(100,128)
Consolidated sales	$495,532	$481,651

Operating Income (Loss)
Wholesale segment	$23,999	$23,503
Retail segment	20,649	29,264
Corporate and Other	(12,278)	(18,241)
Consolidated operating income	32,370	34,526
Interest expense	(210)	(122)
Interest income	4,424	3,056
Other income (expense), net	(618)	556
Income before income taxes	$35,966	$38,016

Note 12: Income Taxes

Our effective tax rate was 25.5% for the quarter ended July 27, 2024, compared with 26.5% for the quarter ended July 29, 2023. The reduced effective tax rate in the first quarter of fiscal 2025 was partially the result of tax benefits from the vesting of stock-based compensation. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes.

Note 13: Earnings per Share

The following is a reconciliation of the numerators and denominators we used in our computations of basic and diluted earnings per share:

	Quarter Ended
(Unaudited, amounts in thousands, except per share data)	7/27/2024	7/29/2023
Numerator (basic and diluted):
Net income available to common Shareholders	$26,159	$27,479

Denominator:
Basic weighted average common shares outstanding	42,052	43,239
Contingent common shares	351	54
Stock option dilution	161	40
Diluted weighted average common shares outstanding	42,564	43,333

Earnings per Share:
Basic	$0.62	$0.64
Diluted (1)	$0.61	$0.63
(1)Diluted earnings per share was computed using the treasury stock method.

The values for contingent common shares set forth above reflect the dilutive effect of common shares that we would have issued to employees under the terms of performance-based share awards if the relevant performance period for the award had been the reporting period.

We exclude the effect of options from our diluted share calculation when the weighted average exercise price of the options is higher than the average market price, since including the options' effect would be anti-dilutive. For the quarters ended July 27, 2024 and July 29, 2023, we excluded options to purchase 0.2 million shares and 0.7 million shares from the diluted share calculation, respectively.

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

The following table presents the fair value hierarchy for those assets and liabilities we measured at fair value on a recurring basis at July 27, 2024 and April 27, 2024. There were no transfers into or out of Level 1, Level 2, or Level 3 for any of the periods presented.

At July 27, 2024
	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1	Level 2	Level 3	NAV(1)	Total
Assets
Marketable securities	$—	$5,622	$—	$7,888	$13,510
Held-to-maturity investments	1,299	—	—	—	1,299
Total assets	$1,299	$5,622	$—	$7,888	$14,809

At April 27, 2024
	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1	Level 2	Level 3	NAV(1)	Total
Assets
Marketable securities	$—	$7,996	$—	$10,247	$18,243
Held-to-maturity investments	1,259	—	—	—	1,259
Total assets	$1,259	$7,996	$—	$10,247	$19,502
(1)Certain marketable securities investments are measured at fair value using net asset value per share under the practical expedient methodology.

At July 27, 2024 and April 27, 2024, we held marketable securities intended to enhance returns on our cash and to fund future obligations of certain retirement plans.

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

Our actual future results and trends may differ materially from those we anticipate depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed in our Annual Report for the fiscal year ended April 27, 2024, under Item 1A, "Risk Factors" and Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and in our other filings with the Securities and Exchange Commission ("SEC"). Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in our Annual Report for the fiscal year ended April 27, 2024 or any other public statement made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or for any other reason.

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

As of July 27, 2024, our supply chain operations included the following:

•Five major manufacturing locations and 14 distribution centers in the United States and three facilities in Mexico to support our speed-to-market and customization strategy
•A logistics company that distributes a portion of our products in the United States
•An upholstery manufacturing business in the United Kingdom and a wholesale sales office that is responsible for distribution of our product in the United Kingdom and Ireland
•A global trading company in Hong Kong which helps us manage our Asian supply chain by establishing and maintaining relationships with our Asian suppliers, as well as identifying efficiencies and savings opportunities

We also participate in two consolidated joint ventures in Thailand that support our international businesses: one that operates a manufacturing facility and another that operates a wholesale sales office. Additionally, we have contracts with several suppliers in Asia to produce products that support our pure import model for casegoods.

We sell our products through multiple channels: to furniture retailers or distributors in the United States, Canada, and approximately 50 other countries, including the United Kingdom, China, Australia, South Korea and New Zealand, directly to consumers through retail stores that we own and operate, and through our websites, www.la-z-boy.com and www.joybird.com.

•The centerpiece of our retail distribution strategy is our network of 356 La-Z-Boy Furniture Galleries® stores and 536 La-Z-Boy Comfort Studio® locations, each dedicated to marketing our La-Z-Boy branded products. We consider this dedicated space to be “proprietary.”

◦La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort, and quality of La-Z-Boy furniture with our available design services. We own 188 of the La-Z-Boy Furniture Galleries® stores, while the remainder are independently owned and operated.
◦La-Z-Boy Comfort Studio® locations are defined spaces within larger independent retailers that are dedicated to displaying and selling La-Z-Boy branded products. All 536 La-Z-Boy Comfort Studio® locations are independently owned and operated.
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

◦Kincaid and England have their own dedicated proprietary in-store programs with 647 outlets and approximately 1.8 million square feet of proprietary floor space.

•In total, our proprietary floor space includes approximately 12.2 million square feet worldwide.

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

Expanding the La-Z-Boy brand reach

•Leveraging our connection to comfort and reinvigorating our brand with a consumer focus and expanded omni-channel presence. Our strategic initiatives to leverage and reinvigorate our iconic La-Z-Boy brand center on a renewed focus on leveraging the compelling La-Z-Boy comfort message, accelerating our omni-channel offering, and identifying additional consumer-base growth opportunities. We leverage our consumer insights to develop and deliver on-trend upholstered furniture, particularly in the motion and reclining categories. We launched our new brand campaign and marketing platform in fiscal 2024, Long Live the Lazy, with compelling, consumer-inspired, messaging designed to increase recognition and consideration of the brand. We expect this new messaging will enhance the appeal of our brand with a broader consumer base. Further, our goal is to connect with consumers along their purchase journey through multiple means, whether online or in person. We are driving change throughout our digital platforms to improve the user experience, with a specific focus on the ease with which customers browse through our broad product assortment, customize products to their liking, find stores to make a purchase, or purchase at www.la-z-boy.com.

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

•Expanding the reach of our wholesale distribution channels. Consumers experience the La-Z-Boy brand in many channels including the La-Z-Boy Furniture Galleries® store network and in the La-Z-Boy Comfort Studio® locations, our store-within-a-store format. While consumers increasingly interact with the brand digitally, our consumers demonstrate an affinity for visiting our stores to shop, allowing us to frequently deliver the flagship La-Z-Boy Furniture Galleries® store, or La-Z-Boy Comfort Studio®, experience and provide design services. In addition to our branded distribution channels, approximately 2,200 other dealers sell La-Z-Boy products, which include some of the best-known names in the industry, providing us the benefit of multi-channel distribution. We believe there is significant growth potential for our consumer brands through these retail channels.

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

•Retail Segment. Our Retail segment consists of one operating segment comprised of our 188 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment sells primarily upholstered furniture, in addition to some casegoods and other home furnishings accessories, to end consumers through these stores.

•Wholesale Segment. Our Wholesale segment consists primarily of four operating segments: La-Z-Boy, our largest operating segment, our England subsidiary, our casegoods operating segment that sells furniture under three brands (American Drew®, Hammary®, and Kincaid®), and our international operating segment, which includes our international La-Z-Boy wholesale and manufacturing businesses. We aggregate these operating segments into one reportable segment because they are economically similar and meet the other aggregation criteria for determining reportable segments. Our Wholesale segment manufactures and imports upholstered furniture, such as recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas and imports casegoods (wood) furniture such as bedroom sets, dining room sets, entertainment centers and occasional pieces. The Wholesale segment sells directly to La-Z-Boy Furniture Galleries® stores, operators of La-Z-Boy Comfort Studio® locations, England Custom Comfort Center locations, major dealers, and a wide cross-section of other independent retailers.

•Corporate and Other. Corporate and Other includes the shared costs for corporate functions, including human resources, information technology, finance and legal, in addition to revenue generated through royalty agreements with companies licensed to use the La-Z-Boy® brand name on various products. We consider our corporate functions to be other business activities and have aggregated them with our other insignificant operating segments, including our global trading company in Hong Kong and Joybird, an e-commerce retailer that manufactures upholstered furniture such as sofas, loveseats, chairs, ottomans, sleeper sofas and beds, and also imports casegoods (wood) furniture such as occasional tables and other accessories. Joybird sells to the end consumer primarily online through its website, www.joybird.com, and through small-format stores in key urban markets. None of the operating segments included in Corporate and Other meet the requirements of reportable segments.

Results of Operations

Fiscal 2025 First Quarter Compared with Fiscal 2024 First Quarter

La-Z-Boy Incorporated

	Quarter Ended
(Unaudited, amounts in thousands, except percentages)	7/27/2024	7/29/2023	% Change
Sales	$495,532	$481,651	2.9%
Operating income	32,370	34,526	(6.2)%
Operating margin	6.5%	7.2%

Sales

Consolidated sales increased $13.9 million, or 3%, in the first quarter of 2025, compared with the same period a year ago. The increase in sales was primarily driven by higher delivered volume to external customers within our Wholesale segment along with incremental sales resulting from our Retail acquisitions. These increases were partially offset as the first quarter of fiscal 2024 included residual backlog deliveries within our Retail segment from prior periods.

Operating Margin

Operating margin, which is calculated as operating income as a percentage of sales, decreased 70 basis points in the first quarter fiscal 2025, compared with the same period a year ago.

•Gross margin, which is calculated as gross profit as a percentage of sales, increased 40 basis points in the first quarter of fiscal 2025 compared with the same period a year ago.

◦The improvement in gross margin during the first quarter of fiscal 2025 compared with the same period a year ago was primarily due to lower input costs, led by reduced commodity prices, improved sourcing, and favorable duty expense.
◦Partially offsetting the item above, changes in our consolidated mix led to a 100 basis point decrease in gross margin in the first quarter of fiscal 2025 compared with the same period a year ago, driven by a higher percentage of sales in our Wholesale segment, which has a lower gross margin than our Retail segment.

•SG&A expenses as a percentage of sales increased 110 basis points in the first quarter of fiscal 2025 compared with the same period a year ago.

◦The increase in SG&A expense as a percentage of sales during the first quarter of fiscal 2025 compared with the same period a year ago was primarily due to reduced fixed cost leverage within our Retail segment, resulting from lower delivered sales relative to selling expenses and fixed cost increases supporting our long-term strategy of investing in store expansion and growth of our Retail segment.
◦Partially offsetting the item above, changes in our consolidated mix led to a 110 basis point decrease in SG&A expenses as a percentage of sales in the first quarter of fiscal 2025 compared with the same period a year ago, driven by a higher percentage of sales in our Wholesale segment, which has a lower SG&A expense as a percentage of sales than our Retail segment.

We discuss each segment’s results in the following section.
Retail Segment

	Quarter Ended
(Unaudited, amounts in thousands, except percentages)	7/27/2024	7/29/2023	% Change
Sales	$202,370	$208,243	(2.8)%
Operating income	20,649	29,264	(29.4)%
Operating margin	10.2%	14.1%

Sales

The Retail segment’s sales decreased $5.9 million, or 3%, in the first quarter of fiscal 2025 compared with the same period a year ago, primarily due to a decline in delivered same-store sales, as the prior year benefited from the delivery of residual backlog from prior periods. The decrease in delivered same-store sales was partially offset by a $10.5 million increase in sales during the first quarter of fiscal 2025 from our retail store acquisitions that occurred in fiscal 2024 and fiscal 2025.

Written same-store sales were down 3% in the first quarter of fiscal 2025 compared with the same period a year ago, primarily due to softer industry-wide demand as a result of a challenging macroeconomic environment. Same-store sales include the sales of all currently active stores which have been open and company-owned for each comparable period.

Operating Margin

The Retail segment's operating margin decreased 390 basis points in the first quarter of fiscal 2025 compared with the same period a year ago.

•Gross margin increased 10 basis points in the first quarter of fiscal 2025 compared with the same period a year ago, as promotional activity was more than offset by a favorable shift in product mix towards higher priced products.

•SG&A expenses as a percentage of sales increased 400 basis points in the first quarter of fiscal 2025 compared with the same period a year ago, primarily due to lower delivered sales relative to selling expenses and fixed cost increases supporting our long-term strategy of investing in store expansion and growth of our Retail segment.

Wholesale Segment

	Quarter Ended
(Unaudited, amounts in thousands, except percentages)	7/27/2024	7/29/2023	% Change
Sales to external customers	$256,020	$236,251
Intersegment sales	94,880	97,224
Total Sales	350,900	333,475	5.2%
Operating income	23,999	23,503	2.1%
Operating margin	6.8%	7.0%

Sales

The Wholesale segment’s sales increased $17.4 million, or 5%, in the first quarter of fiscal 2025 compared with the same period a year ago. Over the same period, intercompany sales from our Wholesale segment to our Retail segment decreased 2%. The increase in sales primarily reflects higher delivered volume to external customers including the addition of new major wholesale dealers, partially offset by lower delivered volume in our casegoods businesses.

Operating Margin

The Wholesale segment's operating margin decreased 20 basis points in the first quarter of fiscal 2025 compared with the same period a year ago.

•Gross margin increased 30 basis points in the first quarter of fiscal 2025 compared with the same period a year ago.

◦Lower input costs, led by reduced commodity prices, improved sourcing, and favorable duty expense drove a 160 basis point increase in gross margin during the first quarter of fiscal 2025 compared with the same period a year ago.
◦Partially offsetting the item above, an unfavorable shift in channel mix towards external customers, which generally carry products with a lower gross margin than products sold to Furniture Galleries, led to a 120 basis point decrease in gross margin during the first quarter of fiscal 2025 compared with the same period a year ago.

•SG&A expense as a percentage of sales increased 50 basis points in the first quarter of fiscal 2025 compared with the same period a year ago. During the first quarter of fiscal 2024 we terminated our lease on the Torreón, Mexico facility and recognized a $1.2 million gain related to the settlement of our lease obligation on previously impaired long-lived assets, resulting in a comparative 40 basis point increase in SG&A expense as a percentage of sales.

Corporate and Other

	Quarter Ended
(Unaudited, amounts in thousands, except percentages)	7/27/2024	7/29/2023	% Change
Sales	$38,708	$40,061	(3.4)%
Intercompany eliminations	(96,446)	(100,128)	3.7%
Operating loss	(12,278)	(18,241)	32.7%

Sales

Corporate and Other sales decreased $1.4 million in the first quarter of fiscal 2025 compared with the same period a year ago, primarily led by Joybird sales. Joybird sales decreased $1.0 million to $34.6 million in the first quarter of fiscal 2025, as higher delivered volume was more than offset by promotional activity. Written sales for Joybird increased 9% in the first quarter of fiscal 2025, compared with the same period a year ago.

Intercompany eliminations decreased in the first quarter of fiscal 2025 compared with the same period a year ago due to lower sales from our Wholesale segment to our Retail segment.

Operating Loss

Our Corporate and Other operating loss decreased $6.0 million in the first quarter of fiscal 2025 primarily from favorable intercompany inventory profit elimination adjustments and improved Joybird operating performance, partially offset by lower intercompany operating profit from our global trading company in Hong Kong.

Non-Operating Income (Expense)

Interest Income

Interest income was $1.4 million higher in the first quarter of fiscal 2025, compared with the same period a year ago, primarily driven by higher interest rates.

Income Taxes

Our effective tax rate was 25.5% for the first quarter of fiscal 2025 compared with 26.5% for the first quarter of fiscal 2024. The reduced effective tax rate in the first quarter of fiscal 2025 was partially the result of tax benefits from the vesting of stock-based compensation. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes.

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

We had cash, cash equivalents and restricted cash of $342.3 million at July 27, 2024, compared with $341.1 million at April 27, 2024. In addition, we had investments to enhance our returns on cash of $4.5 million at July 27, 2024, compared with $6.8 million at April 27, 2024.

The following table illustrates the main components of our cash flows:

	Quarter Ended
(Unaudited, amounts in thousands)	7/27/2024	7/29/2023
Cash Flows Provided By (Used For)
Net cash provided by operating activities	$52,318	$25,913
Net cash used for investing activities	(17,193)	(12,679)
Net cash used for financing activities	(34,315)	(19,904)
Exchange rate changes	362	242
Change in cash, cash equivalents and restricted cash	$1,172	$(6,428)

Operating Activities

During the first quarter of fiscal 2025, net cash provided by operating activities was $52.3 million, an increase of $26.4 million compared with the same period a year ago, mainly due to an increase in customer deposits in fiscal 2025 resulting from higher written sales compared with a decrease in customer deposits in fiscal 2024 due to the normalization of backlog. Additionally, the first quarter of fiscal 2025 included the payout of our fiscal 2024 incentive compensation awards which were lower than the payout from the prior year. Our cash provided by operating activities in fiscal 2025 was primarily attributable to net income, adjusted for non-cash items, a decrease in receivables, and an increase in customer deposits, partially offset by an increase in inventory.

Investing Activities

During the first quarter of fiscal 2025, net cash used for investing activities was $17.2 million, an increase of $4.5 million compared with the same period a year ago, primarily due to lower proceeds from asset sales. Cash used for investing activities in fiscal 2025 included the following:

•Cash used for capital expenditures in the period was $15.6 million compared with $13.5 million during the first quarter of fiscal 2024, which is primarily related to La-Z-Boy Furniture Galleries® (new stores and remodels) and upgrades at our manufacturing facilities and market showrooms. We anticipate that spending on these items will continue in fiscal 2025 with full year fiscal 2025 capital expenditures expected to be in the range of $70 to $80 million. We have no material contractual commitments outstanding for future capital expenditures.
•Cash used for acquisitions was $6.8 million, primarily related to the acquisition of the Davenport, Iowa retail business.
•Proceeds from the sale of investments, net of investment purchases, was $5.1 million.

Financing Activities

On October 15, 2021, we entered into a five-year $200 million unsecured revolving credit facility (as amended, the “Credit Facility”). Borrowings under the Credit Facility may be used by the Company for general corporate purposes. We may increase the size of the facility, either in the form of additional revolving commitments or new term loans, subject to the discretion of each lender to participate in such an increase, up to an additional amount of $100 million. The Credit Facility will mature on October 15, 2026 and provides us the ability to extend the maturity date for two additional one-year periods, subject to the satisfaction of customary conditions. As of July 27, 2024, we have no borrowings outstanding under the Credit Facility.

The Credit Facility contains certain restrictive loan covenants, including, among others, financial covenants requiring a maximum consolidated net lease adjusted leverage ratio and a minimum consolidated fixed charge coverage ratio, as well as customary covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of certain assets. As of July 27, 2024, we were in compliance with our financial covenants under the Credit Facility. We believe our cash and cash equivalents, short-term investments, and cash from operations, in addition to our available Credit Facility, will provide adequate liquidity for our business operations over the next 12 months.

During the first quarter of fiscal 2025, net cash used for financing activities was $34.3 million, an increase of $14.4 million compared with the same period a year ago, primarily due to higher share repurchases, partially offset by proceeds from exercised stock options. Cash used for financing activities in fiscal 2025 included the following:

•Our board of directors has authorized the repurchase of company stock and we spent $33.7 million in the first quarter of fiscal 2025 to repurchase 0.9 million shares. As of July 27, 2024, 4.7 million shares remained available for repurchase pursuant to this authorization. With the operating cash flows we anticipate generating in fiscal 2025, we expect to continue repurchasing Company stock subject to market conditions and other factors as deemed relevant by our board of directors.
•Cash paid to our shareholders in quarterly dividends was $8.4 million. Our board of directors has sole authority to determine if and when we will declare future dividends and on what terms. We expect the board to continue declaring regular quarterly cash dividends for the foreseeable future, but it may discontinue doing so at any time at the board's discretion.
•Proceeds from exercised stock options, net of stock issued and taxes withheld as part of our employee benefit plans, was $7.9 million.

Exchange Rate Changes

Due to changes in exchange rates, our cash, cash equivalents, and restricted cash increased by $0.4 million for the quarter ended July 27, 2024. These changes impacted our cash balances held in Canada, Thailand, and the United Kingdom.

Other

During the first quarter of fiscal 2025, there were no material changes to the information about our contractual obligations and commitments disclosed in our Annual Report on Form 10-K for the fiscal year ended April 27, 2024. We do not expect our continuing compliance with existing federal, state and local statutes dealing with protection of the environment to have a material effect on our capital expenditures, earnings, competitive position or liquidity.

Critical Accounting Policies

We disclosed our critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended April 27, 2024. There were no material changes to our critical accounting policies or estimates during the quarter ended July 27, 2024.

Recent Accounting Pronouncements

See Note 1, Basis of Presentation, to the consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of recently adopted accounting standards and other new accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first quarter of fiscal 2025, there were no material changes from the information contained in Item 7A of our Annual Report on Form 10-K for the fiscal year ended April 27, 2024.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the first quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

We disclosed our risk factors in our Annual Report on Form 10-K for the fiscal year ended April 27, 2024. There have been no material changes to our risk factors during the first quarter of fiscal 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our board of directors has authorized the repurchase of Company stock. With respect to the first quarter of fiscal 2025, pursuant to the existing board authorization, we adopted a plan to repurchase company stock pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The plan was effective April 29, 2024. Under this plan, our broker had the authority to repurchase Company shares on our behalf, subject to SEC regulations and the price, market volume and timing constraints specified in the plan. The plan expired at the close of business on May 31, 2024. We spent $33.7 million in the first quarter of fiscal 2025 to repurchase 0.9 million shares, pursuant to the plan and as discretionary purchases. As of July 27, 2024, 4.7 million shares remained available for repurchase pursuant to the board authorization. With the operating cash flows we anticipate generating in fiscal 2025, we expect to continue repurchasing Company stock, subject to market conditions and other factors as deemed relevant by our board of directors.

The following table summarizes our repurchases of Company stock during the quarter ended July 27, 2024 and includes shares purchased from employees to satisfy their withholding tax obligations upon vesting of restricted shares:

(Unaudited, amounts in thousands, except per share data)	Total number of shares repurchased (1)	Average price paid per share	Total number of shares repurchased as part of publicly announced plan (2)	Maximum number of shares that may yet be repurchased under the plan
Fiscal May (April 28 – June 1, 2024)	491	$35.06	491	5,174
Fiscal June (June 2 – June 29, 2024)	327	$37.49	253	4,921
Fiscal July (June 30 – July 27, 2024)	189	$36.87	189	4,732
Total (Fiscal First Quarter of 2025)	1,007		933	4,732
(1)    In addition to the 932,557 shares we repurchased during the quarter as part of our publicly announced, board-authorized plan described above, this column includes 74,730 shares we repurchased from employees to satisfy their withholding tax obligations upon vesting of restricted and performance based shares.
(2)    On October 28, 1987, our board of directors announced the authorization of the plan to repurchase Company stock. The plan originally authorized 1.0 million shares, and since October 1987, 33.5 million shares have been added to the plan for repurchase. The authorization has no expiration date.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Officers

During the quarter ended July 27, 2024, none of our directors or officers adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Number	Description
(31.1)	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a)
(31.2)	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a)
(32)	Certifications of Executive Officers pursuant to 18 U.S.C. Section 1350(b)
(101.INS)	Inline XBRL Instance Document
(101.SCH)	Inline XBRL Taxonomy Extension Schema Document
(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document
(104)	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2024, formatted in Inline XBRL (included in Exhibit 101)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LA-Z-BOY INCORPORATED
(Registrant)

Date: August 20, 2024

BY: /s/ Jennifer L. McCurry
Jennifer L. McCurry Vice President, Corporate Controller and Chief Accounting Officer