Form 10-Q
period 2024-10-26
LA-Z-BOY INC
filed 2024-11-19
CIK 57131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 26, 2024
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                     Yes  ☐   No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 12, 2024
Common Stock, $1.00 Par Value	41,480,995

LA-Z-BOY INCORPORATED
FORM 10-Q SECOND QUARTER OF FISCAL 2025

PART I - FINANCIAL INFORMATION (UNAUDITED)
ITEM 1. FINANCIAL STATEMENTS
LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands, except per share data)	10/26/2024	10/28/2023	10/26/2024	10/28/2023
Sales	$521,027	$511,435	$1,016,559	$993,086
Cost of sales	290,379	288,830	572,568	564,753
Gross profit	230,648	222,605	443,991	428,333
Selling, general and administrative expense	191,876	188,993	372,849	360,195
Operating income	38,772	33,612	71,142	68,138
Interest expense	(99)	(101)	(309)	(223)
Interest income	3,730	4,042	8,154	7,098
Other income (expense), net	(1,879)	104	(2,497)	660
Income before income taxes	40,524	37,657	76,490	75,673
Income tax expense	10,671	9,963	19,833	20,053
Net income	29,853	27,694	56,657	55,620
Net (income) attributable to noncontrolling interests	184	(495)	(461)	(942)
Net income attributable to La-Z-Boy Incorporated	$30,037	$27,199	$56,196	$54,678

Basic weighted average common shares	41,708	43,008	41,880	43,123
Basic net income attributable to La-Z-Boy Incorporated per share	$0.72	$0.63	$1.34	$1.27

Diluted weighted average common shares	42,154	43,401	42,316	43,479
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.71	$0.63	$1.33	$1.26

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/26/2024	10/28/2023	10/26/2024	10/28/2023
Net income	$29,853	$27,694	$56,657	$55,620
Other comprehensive income (loss)
Currency translation adjustment	1,612	(3,615)	3,145	(2,568)
Net unrealized gain (loss) on marketable securities, net of tax	(17)	(87)	96	133
Net pension amortization, net of tax	16	24	31	47
Total other comprehensive income (loss)	1,611	(3,678)	3,272	(2,388)
Total comprehensive income before noncontrolling interests	31,464	24,016	59,929	53,232
Comprehensive (income) attributable to noncontrolling interests	(504)	(11)	(1,475)	(418)
Comprehensive income attributable to La-Z-Boy Incorporated	$30,960	$24,005	$58,454	$52,814

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET

(Unaudited, amounts in thousands, except par value)	10/26/2024	4/27/2024
Current assets
Cash and equivalents	$303,062	$341,098
Receivables, net of allowance of $5,586 at 10/26/2024 and $5,076 at 4/27/2024	128,518	139,213
Inventories, net	289,209	263,237
Other current assets	98,372	93,260
Total current assets	819,161	836,808
Property, plant and equipment, net	314,387	298,224
Goodwill	221,950	214,453
Other intangible assets, net	49,345	47,251
Deferred income taxes – long-term	8,388	10,283
Right of use lease assets	453,434	446,466
Other long-term assets, net	61,530	59,957
Total assets	$1,928,195	$1,913,442

Current liabilities
Accounts payable	$107,545	$96,486
Lease liabilities, short-term	78,627	77,027
Accrued expenses and other current liabilities	248,718	263,768
Total current liabilities	434,890	437,281
Lease liabilities, long-term	411,414	404,724
Other long-term liabilities	61,609	58,077
Shareholders' equity
Preferred shares – 5,000 authorized; none issued	—	—
Common shares, $1.00 par value – 150,000 authorized; 41,647 outstanding at 10/26/2024 and 42,440 outstanding at 4/27/2024	41,647	42,440
Capital in excess of par value	377,258	368,485
Retained earnings	594,632	598,009
Accumulated other comprehensive loss	(3,612)	(5,870)
Total La-Z-Boy Incorporated shareholders' equity	1,009,925	1,003,064
Noncontrolling interests	10,357	10,296
Total equity	1,020,282	1,013,360
Total liabilities and equity	$1,928,195	$1,913,442

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended
(Unaudited, amounts in thousands)	10/26/2024	10/28/2023
Cash flows from operating activities
Net income	$56,657	$55,620
Adjustments to reconcile net income to cash provided by operating activities
Loss on disposal and impairment of assets	40	559
Gain on sale of investments	(113)	(1,136)
Provision for doubtful accounts	477	44
Depreciation and amortization	23,644	25,092
Amortization of right-of-use lease assets	41,817	37,285
Lease impairment/(settlement)	—	(1,175)
Equity-based compensation expense	9,047	7,337
Change in deferred taxes	2,377	(340)
Change in receivables	10,000	(9,843)
Change in inventories	(22,625)	9,757
Change in other assets	(9,626)	(1,361)
Change in payables	12,380	(4,040)
Change in lease liabilities	(42,721)	(38,121)
Change in other liabilities	(13,101)	(22,802)
Net cash provided by operating activities	68,253	56,876

Cash flows from investing activities
Proceeds from disposals of assets	176	4,037
Capital expenditures	(32,769)	(26,501)
Purchases of investments	(5,317)	(17,485)
Proceeds from sales of investments	10,225	21,956
Acquisitions	(17,841)	(7,311)
Net cash used for investing activities	(45,526)	(25,304)

Cash flows from financing activities
Payments on finance lease liabilities	(291)	(206)
Holdback payments for acquisitions	—	(5,000)
Stock issued for stock and employee benefit plans, net of shares withheld for taxes	9,887	(1,859)
Repurchases of common stock	(53,144)	(20,014)
Dividends paid to shareholders	(16,731)	(15,632)
Dividends paid to minority interest joint venture partners (1)	(1,414)	(1,172)
Net cash used for financing activities	(61,693)	(43,883)

Effect of exchange rate changes on cash and equivalents	930	(900)
Change in cash, cash equivalents and restricted cash	(38,036)	(13,211)
Cash, cash equivalents and restricted cash at beginning of period	341,098	346,678
Cash, cash equivalents and restricted cash at end of period	$303,062	$333,467

Supplemental disclosure of non-cash investing activities
Capital expenditures included in payables	$4,420	$3,079
(1)Includes dividends paid to joint venture minority partners resulting from the repatriation of dividends from our foreign earnings that we no longer consider permanently reinvested.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited, amounts in thousands, except per share data)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Total
At April 27, 2024	$42,440	$368,485	$598,009	$(5,870)	$10,296	$1,013,360
Net income	—	—	26,159	—	645	26,804
Other comprehensive income	—	—	—	1,335	326	1,661
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	508	10,086	(2,720)	—	—	7,874
Repurchases of 933 shares of common stock	(933)	(10,325)	(22,658)	—	—	(33,916)
Stock option and restricted stock expense	—	3,175	—	—	—	3,175
Dividends declared and paid ($0.20/share)	—	—	(8,371)	—	—	(8,371)
Dividends declared not paid ($0.20/share)	—	—	(111)	—	—	(111)
At July 27, 2024	$42,015	$371,421	$590,308	$(4,535)	$11,267	$1,010,476
Net income (loss)	—	—	30,037	—	(184)	29,853
Other comprehensive income	—	—	—	923	688	1,611
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	99	1,920	(6)	—	—	2,013
Repurchases of 467 shares of common stock	(467)	(1,955)	(17,222)	—	—	(19,644)
Stock option and restricted stock expense	—	5,872	—	—	—	5,872
Dividends declared and paid ($0.20/share) (1)	—	—	(8,360)	—	(1,414)	(9,774)
Dividends declared not paid ($0.20/share)	—	—	(125)	—	—	(125)
At October 26, 2024	$41,647	$377,258	$594,632	$(3,612)	$10,357	$1,020,282

(1)Non-controlling interests include dividends paid to joint venture minority partners resulting from the repatriation of dividends from our foreign earnings that we no longer consider permanently reinvested.

(Unaudited, amounts in thousands, except per share data)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Total
At April 29, 2023	$43,318	$358,891	$545,155	$(5,528)	$10,261	$952,097
Net income	—	—	27,479	—	447	27,926
Other comprehensive income (loss)	—	—	—	1,330	(40)	1,290
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	149	(221)	(1,906)	—	—	(1,978)
Repurchases of 357 shares of common stock	(357)	(4,512)	(5,138)	—	—	(10,007)
Stock option and restricted stock expense	—	2,526	—	—	—	2,526
Dividends declared and paid ($0.1815/share)	—	—	(7,852)	—	—	(7,852)
Dividends declared not paid ($0.1815/share)	—	—	(72)	—	—	(72)
At July 29, 2023	$43,110	$356,684	$557,666	$(4,198)	$10,668	$963,930
Net income	—	—	27,199	—	495	27,694
Other comprehensive loss	—	—	—	(3,194)	(484)	(3,678)
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	91	32	(4)	—	—	119
Repurchases of 326 shares of common stock	(326)	(118)	(9,561)	—	—	(10,005)
Stock option and restricted stock expense	—	4,811	—	—	—	4,811
Dividends declared and paid ($0.1815/share) (1)	—	—	(7,780)	—	(1,172)	(8,952)
Dividends declared not paid ($0.1815/share)	—	—	(129)	—	—	(129)
At October 28, 2023	$42,875	$361,409	$567,391	$(7,392)	$9,507	$973,790

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

ASU	Description	Adoption Date
ASU 2023-09	Income Taxes (Topic 740): Improvements to Income Tax Disclosures	Fiscal 2026
ASU 2024-03	Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	Fiscal 2028

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

Melbourne and Cocoa, Florida Acquisition

On September 10, 2024, we completed our acquisition of the Melbourne and Cocoa, Florida business that operates two independently owned La-Z-Boy Furniture Galleries® stores and one distribution center for $11.4 million, inclusive of and subject to further customary adjustments. The acquisition also included the purchase of buildings and land for both stores and the distribution center. We paid total cash of $10.0 million during the second quarter of fiscal 2025 and the remaining consideration included forgiveness of accounts receivable and payments based on working capital adjustments. As part of the acquisition, we recorded an indefinite-lived intangible asset of $0.9 million related to the reacquired rights described above. We also recognized $1.7 million of goodwill in our Retail segment related primarily to synergies we expect from the integration of the acquired store and future benefits of these synergies.

Davenport, Iowa Acquisition

On July 22, 2024, we completed our acquisition of the Davenport, Iowa business that operates one independently owned La-Z-Boy Furniture Galleries® store for $7.4 million, inclusive of and subject to further customary adjustments. We paid total cash of $6.9 million during the first and second quarters of fiscal 2025 and the remaining consideration included forgiveness of accounts receivable and payments based on working capital adjustments. As part of the acquisition, we recorded an indefinite-lived intangible asset of $1.7 million related to the reacquired rights described above. We also recognized $5.1 million of goodwill in our Retail segment related primarily to synergies we expect from the integration of the acquired store and future benefits of these synergies.

Prior Year Acquisitions

Lafayette, Louisiana Acquisition

On October 23, 2023, we completed our acquisition of the Lafayette, Louisiana business that operates one independently owned La-Z-Boy Furniture Galleries® store and one distribution center for $2.8 million, inclusive of customary adjustments. We paid total cash of $2.6 million during the second and third quarters of fiscal 2024 and the remaining consideration included forgiveness of accounts receivable and payments based on working capital adjustments. As part of the acquisition, we recorded an indefinite-lived intangible asset of $0.7 million related to the reacquired rights described above. We also recognized $2.1 million of goodwill in our Retail segment related primarily to synergies we expect from the integration of the acquired store and future benefits of these synergies.

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

Note 3: Cash and Restricted Cash

At October 28, 2023, we had restricted cash on deposit with a bank as collateral for certain letters of credit that matured within 12 months. During fiscal 2024, we renewed these letters of credit and as of April 27, 2024, we were no longer required to hold restricted cash as collateral. All of our letters of credit have maturity dates within the next 12 months, and we expect to renew some of these letters of credit when they mature.

(Unaudited, amounts in thousands)	10/26/2024	10/28/2023
Cash and cash equivalents	$303,062	$329,632
Restricted cash	—	3,835
Total cash, cash equivalents and restricted cash	$303,062	$333,467

Note 4: Inventories

A summary of inventories is as follows:

(Unaudited, amounts in thousands)	10/26/2024	4/27/2024
Raw materials	$143,188	$125,932
Work in process	19,729	19,443
Finished goods	169,869	161,439
FIFO inventories	332,786	306,814
Excess of FIFO over LIFO	(43,577)	(43,577)
Total inventories	$289,209	$263,237

Note 5: Goodwill and Other Intangible Assets

We have goodwill on our consolidated balance sheet as follows:

Reportable Segment/Unit	Reporting Unit	Related Acquisition
Wholesale Segment	United Kingdom	Wholesale business in the United Kingdom and Ireland
Wholesale Segment	United Kingdom	La-Z-Boy United Kingdom Manufacturing (Furnico)
Retail Segment	Retail	La-Z-Boy Furniture Galleries® stores
Corporate and Other	Joybird	Joybird

The following table summarizes changes in the carrying amount of our goodwill by reportable segment:

(Unaudited, amounts in thousands)	Wholesale Segment	Retail Segment	Corporate and Other	Total Goodwill
Balance at April 27, 2024 (1)	$20,085	$138,922	$55,446	$214,453
Acquisitions	—	6,801	—	6,801
Translation adjustment	752	(56)	—	696
Balance at October 26, 2024 (1)	$20,837	$145,667	$55,446	$221,950
(1)Includes $26.9 million of accumulated impairment losses in Corporate and Other.

We have intangible assets on our consolidated balance sheet as follows:

Reportable Segment	Intangible Asset	Useful Life
Wholesale Segment	Customer relationships from our acquisition of the wholesale business in the United Kingdom and Ireland	Amortizable over 15 year useful life
Wholesale Segment	American Drew® trade name	Indefinite-lived
Retail Segment	Reacquired rights to own and operate La-Z-Boy Furniture Galleries® stores	Indefinite-lived
Corporate and Other	Joybird® trade name	Amortizable over eight-year useful life

The following summarizes changes in our intangible assets:

(Unaudited, amounts in thousands)	Indefinite- Lived Trade Names	Finite-Lived Trade Name	Indefinite- Lived Reacquired Rights	Other Intangible Assets	Total Intangible Assets
Balance at April 27, 2024	$1,155	$1,796	$42,640	$1,660	$47,251
Acquisitions	—	—	2,585	—	2,585
Amortization	—	(399)	—	(112)	(511)
Translation adjustment	—	—	(42)	62	20
Balance at October 26, 2024	$1,155	$1,397	$45,183	$1,610	$49,345

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

The following summarizes our investments:

(Unaudited, amounts in thousands)	10/26/2024	4/27/2024
Short-term investments:
Marketable securities	$1,031	$5,553
Held-to-maturity investments	1,384	1,259
Total short-term investments	2,415	6,812
Long-term investments:
Marketable securities	12,780	12,690
Total investments	$15,195	$19,502

Investments to enhance returns on cash	$2,379	$6,754
Investments to fund compensation/retirement plans	12,816	12,748
Total investments	$15,195	$19,502

The following is a summary of the unrealized gains, unrealized losses, and fair value by investment type:

	10/26/2024			4/27/2024
(Unaudited, amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$837	$—	$3,892	$476	$—	$3,728
Fixed income	129	(58)	7,445	15	(72)	12,015
Other	393	(16)	3,858	707	(14)	3,759
Total securities	$1,359	$(74)	$15,195	$1,198	$(86)	$19,502
The following table summarizes sales of marketable securities:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/26/2024	10/28/2023	10/26/2024	10/28/2023
Proceeds from sales	$2,346	$8,064	$10,225	$20,468
Gross realized gains	318	1,715	433	1,876
Gross realized losses	—	(272)	(35)	(740)

The following is a summary of the fair value of fixed income marketable securities, classified as available-for-sale securities, by contractual maturity:

(Unaudited, amounts in thousands)	10/26/2024
Within one year	$994
Securities not due at a single maturity date	6,451
Total	$7,445

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

A reconciliation of the changes in our product warranty liability is as follows:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/26/2024	10/28/2023 (1)	10/26/2024 (2)	10/28/2023 (1)
Balance as of the beginning of the period	$29,478	$30,794	$28,909	$30,984
Accruals during the period	8,416	9,038	17,316	17,684
Settlements during the period	(8,342)	(8,705)	(16,673)	(17,541)
Balance as of the end of the period	$29,552	$31,127	$29,552	$31,127
(1)Accruals and settlements for fiscal 2024 have been revised. The adjustments were offsetting and had no impact on the liability balance at the end of each reporting period in fiscal 2024 or the amount recognized in the consolidated statement of income for fiscal 2024
(2)$22.0 million and $22.4 million is recorded in accrued expenses and other current liabilities as of October 26, 2024, and April 27, 2024, respectively, while the remainder is included in other long-term liabilities..

We recorded accruals during the periods presented in the table above, primarily to reflect charges that relate to warranties issued during the respective periods.

Note 8: Stock-Based Compensation

The table below summarizes the total stock-based compensation expense we recognized for all outstanding grants in our consolidated statement of income:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/26/2024	10/28/2023	10/26/2024	10/28/2023
Equity-based awards expense	$5,872	$4,811	$9,047	$7,337
Liability-based awards expense (1)	(57)	(35)	104	53
Total stock-based compensation expense	$5,815	$4,776	$9,151	$7,390
(1)Includes stock appreciation rights, deferred stock units issued to Directors, restricted stock units, and performance-based units. Compensation expense for these awards is based on the market price of our common stock on the grant date and is remeasured each reporting period based on the market value of our common shares on the last day of the reported period.

Restricted Stock. During the first six months of fiscal 2025, we granted 241,334 shares of restricted stock units to employees and we also have restricted stock awards outstanding from previous grants. We issue restricted stock at no cost to the employees and account for restricted stock awards as equity-based awards because when they vest, they will be settled in common shares. We recognize compensation expense for restricted stock over the vesting period equal to the fair value on the date our Compensation and Talent Oversight Committee of our board of directors approved the awards. Restricted stock awards vest at 25% per year, beginning one year from the grant date for a term of four years, with continued vesting upon retirement with respect to the fiscal 2023, fiscal 2024 and fiscal 2025 grants. We accelerate the expense for restricted stock granted to retirement-eligible employees over the vesting period, with expense recognized from the grant date through their retirement eligibility date or over the ten months following the grant date, whichever period is longer. We have elected to recognize forfeitures as an adjustment to compensation expense in the same period as the forfeitures occur. The weighted-average fair value of the restricted stock that was awarded in the first six months of fiscal 2025 was $38.05 per share, the market value of our common shares on the date of grant.

Restricted Stock Units Issued to Directors. During the second quarter of fiscal 2025, we granted 30,348 restricted stock units to our non-employee directors. Restricted stock units granted to our non-employee directors are offered at no cost to the directors and restricted stock units granted following August 2022 vest on the earlier of the date a director ceases to be a member of the board (for any reason other than the termination of service for cause) or the-one year anniversary of the grant date. We account for these restricted stock units as equity-based awards because when they vest, they will be settled in shares of our common stock. We measure and recognize compensation expense for these awards based on the market price of our common shares on the date of grant. The weighted-average fair value of the restricted stock units granted to our non-employee directors in the second quarter of fiscal 2025 was $40.04 per share.

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

Stock Options. We did not grant stock options to employees during the first six months of fiscal 2025, but we have stock options outstanding from grants from prior years. We account for stock options as equity-based awards because when they are exercised, they will be settled in common shares. We recognize compensation expense for stock options over the vesting period equal to the fair value on the date our Compensation and Talent Oversight Committee of our board of directors approved the awards. The vesting period for our stock options ranges from one to four years, with accelerated vesting upon retirement. The vesting date for retirement-eligible employees is the later of the date they meet the criteria for retirement or ten months after the grant date. We accelerate the expense for options granted to retirement eligible employees over the vesting period, with expense recognized from the grant date through their retirement eligibility date or over the ten months following the grant date, whichever period is longer. We have elected to recognize forfeitures as an adjustment to compensation expense in the same period as the forfeitures occur. Granted options outstanding under the former long-term equity award plan remain in effect and have a term of 10 years. We estimated the fair value of the employee stock options granted in prior years at their respective grant date using the Black-Scholes option-pricing model, which requires management to make certain assumptions.

Note 9: Accumulated Other Comprehensive Income (Loss)

Activity in accumulated other comprehensive income (loss) for the quarters ended October 26, 2024, and October 28, 2023, is as follows:

(Unaudited, amounts in thousands)	Translation adjustment	Unrealized gain (loss) on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive income (loss)
Balance at July 27, 2024	$(2,597)	$359	$(2,297)	$(4,535)
Changes before reclassifications	924	(21)	—	903
Amounts reclassified to net income	—	(2)	21	19
Tax effect	—	6	(5)	1
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	924	(17)	16	923
Balance at October 26, 2024	$(1,673)	$342	$(2,281)	$(3,612)

Balance at July 29, 2023	$(1,565)	$75	$(2,708)	$(4,198)
Changes before reclassifications	(3,131)	(139)	—	(3,270)
Amounts reclassified to net income	—	24	31	55
Tax effect	—	28	(7)	21
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(3,131)	(87)	24	(3,194)
Balance at October 28, 2023	$(4,696)	$(12)	$(2,684)	$(7,392)

Activity in accumulated other comprehensive income (loss) for the six months ended October 26, 2024, and October 28, 2023, is as follows:

(Unaudited, amounts in thousands)	Translation adjustment	Unrealized gain (loss) on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive income (loss)
Balance at April 27, 2024	$(3,804)	$246	$(2,312)	$(5,870)
Changes before reclassifications	2,131	129	—	2,260
Amounts reclassified to net income	—	(2)	41	39
Tax effect	—	(31)	(10)	(41)
Other comprehensive income attributable to La-Z-Boy Incorporated	2,131	96	31	2,258
Balance at October 26, 2024	$(1,673)	$342	$(2,281)	$(3,612)

Balance at April 29, 2023	$(2,652)	$(145)	$(2,731)	$(5,528)
Changes before reclassifications	(2,044)	(154)	—	(2,198)
Amounts reclassified to net income	—	331	62	393
Tax effect	—	(44)	(15)	(59)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(2,044)	133	47	(1,864)
Balance at October 28, 2023	$(4,696)	$(12)	$(2,684)	$(7,392)

We reclassified both the unrealized gain (loss) on marketable securities and the net pension amortization from accumulated other comprehensive loss to net income through other income (expense), net.

The components of noncontrolling interest were as follows:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/26/2024	10/28/2023	10/26/2024	10/28/2023
Balance as of the beginning of the period	$11,267	$10,668	$10,296	$10,261
Net income (loss)	(184)	495	461	942
Other comprehensive income (loss)	688	(484)	1,014	(524)
Dividends distributed to joint venture minority partners	(1,414)	(1,172)	(1,414)	(1,172)
Balance as of the end of the period	$10,357	$9,507	$10,357	$9,507

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

The following table presents our revenue disaggregated by product category and by segment or unit:

	Quarter Ended October 26, 2024				Quarter Ended October 28, 2023
(Unaudited, amounts in thousands)	Wholesale	Retail	Corporate and Other	Total	Wholesale	Retail	Corporate and Other	Total
Upholstered Furniture	$287,105	$179,772	$32,387	$499,264	$287,016	$172,989	$26,101	$486,106
Casegoods Furniture	19,962	12,503	2,401	34,866	18,970	12,942	2,582	34,494
Delivery	40,306	8,093	2,208	50,607	43,655	7,987	1,755	53,397
Other (1)	16,524	21,196	5,091	42,811	15,326	20,391	5,794	41,511
Total	$363,897	$221,564	$42,087	$627,548	$364,967	$214,309	$36,232	$615,508

Eliminations				(106,521)				(104,073)
Consolidated Net Sales				$521,027				$511,435

	Six Months Ended October 26, 2024				Six Months Ended October 28, 2023
(Unaudited, amounts in thousands)	Wholesale	Retail	Corporate and Other	Total	Wholesale	Retail	Corporate and Other	Total
Upholstered Furniture	$568,285	$346,647	$60,263	$975,195	$547,389	$343,703	$54,791	$945,883
Casegoods Furniture	36,050	23,878	5,520	65,448	38,223	24,775	5,492	68,490
Delivery	78,819	15,475	4,276	98,570	83,698	15,558	3,657	102,913
Other (1)	31,643	37,934	10,736	80,313	29,132	38,516	12,353	80,001
Total	$714,797	$423,934	$80,795	$1,219,526	$698,442	$422,552	$76,293	$1,197,287

Eliminations				(202,967)				(204,201)
Consolidated Net Sales				$1,016,559				$993,086
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

The following table presents our contract assets and liabilities:

(Unaudited, amounts in thousands)	10/26/2024	4/27/2024
Contract assets	$34,672	$35,518

Customer deposits	$85,918	$88,798
Deferred revenue	34,672	35,518
Total contract liabilities (1)	$120,590	$124,316
(1)During the six months ended October 26, 2024, we recognized revenue of $115.6 million related to our contract liability balance at April 27, 2024.

Note 11: Segment Information

Our reportable operating segments include the Wholesale segment and the Retail segment.

Wholesale Segment. Our Wholesale segment consists primarily of four operating segments: La-Z-Boy, our largest operating segment, our England subsidiary, our casegoods operating segment that sells furniture under three brands (American Drew®, Hammary®, and Kincaid®), and our international operating segment, which includes our international La-Z-Boy wholesale and manufacturing businesses. We aggregate these operating segments into one reportable segment because they are economically similar and meet the other aggregation criteria for determining reportable segments. Our Wholesale segment manufactures and imports upholstered furniture, such as recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas, and imports casegoods (wood) furniture, such as bedroom sets, dining room sets, entertainment centers and occasional pieces. The Wholesale segment sells directly to La-Z-Boy Furniture Galleries® stores, operators of La-Z-Boy Comfort Studio® locations, England Custom Comfort Center locations, major dealers, and a wide cross-section of other independent retailers.

Retail Segment. Our Retail segment consists of one operating segment comprised of our 193 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment sells primarily upholstered furniture, in addition to some casegoods and other home furnishings accessories, to end consumers through these stores.

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

The following table presents sales and operating income (loss) by segment:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/26/2024	10/28/2023	10/26/2024	10/28/2023
Sales
Wholesale segment:
Sales to external customers	$258,983	$263,738	$515,003	$499,989
Intersegment sales	104,914	101,229	199,794	198,453
Wholesale segment sales	363,897	364,967	714,797	698,442

Retail segment sales	221,564	214,309	423,934	422,552

Corporate and Other:
Sales to external customers	40,480	33,388	77,622	70,545
Intersegment sales	1,607	2,844	3,173	5,748
Corporate and Other sales	42,087	36,232	80,795	76,293

Eliminations	(106,521)	(104,073)	(202,967)	(204,201)
Consolidated sales	$521,027	$511,435	$1,016,559	$993,086

Operating Income (Loss)
Wholesale segment	$24,529	$21,450	$48,528	$44,953
Retail segment	27,897	27,935	48,546	57,199
Corporate and Other	(13,654)	(15,773)	(25,932)	(34,014)
Consolidated operating income	38,772	33,612	71,142	68,138
Interest expense	(99)	(101)	(309)	(223)
Interest income	3,730	4,042	8,154	7,098
Other income (expense), net	(1,879)	104	(2,497)	660
Income before income taxes	$40,524	$37,657	$76,490	$75,673

Note 12: Income Taxes

Our effective tax rate was 26.3% and 25.9% for the second quarter and six months ended October 26, 2024, respectively, compared with 26.5% for both the second quarter and six months ended October 28, 2023. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes.

Note 13: Earnings per Share

The following is a reconciliation of the numerators and denominators we used in our computations of basic and diluted earnings per share:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands, except per share data)	10/26/2024	10/28/2023	10/26/2024	10/28/2023
Numerator (basic and diluted):
Net income available to common Shareholders	$30,037	$27,199	$56,196	$54,678

Denominator:
Basic weighted average common shares outstanding	41,708	43,008	41,880	43,123
Contingent common shares	270	296	261	289
Stock option dilution	176	97	175	67
Diluted weighted average common shares outstanding	42,154	43,401	42,316	43,479

Earnings per Share:
Basic	$0.72	$0.63	$1.34	$1.27
Diluted (1)	$0.71	$0.63	$1.33	$1.26
(1)Diluted earnings per share was computed using the treasury stock method.

The values for contingent common shares set forth above reflect the dilutive effect of common shares that we would have issued to employees under the terms of performance-based share awards if the relevant performance period for the award had been the reporting period.

We exclude the effect of options from our diluted share calculation when the weighted average exercise price of the options is higher than the average market price, since including the options' effect would be anti-dilutive. For the second quarter and six months ended October 26, 2024, we did not exclude any outstanding options from the diluted share calculation. For the second quarter and six months ended October 28, 2023, we excluded options to purchase 0.5 million and 0.7 million shares, respectively, from the diluted share calculation.

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

The following table presents the fair value hierarchy for those assets and liabilities we measured at fair value on a recurring basis at October 26, 2024 and April 27, 2024. There were no transfers into or out of Level 1, Level 2, or Level 3 for any of the periods presented.

At October 26, 2024
	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1	Level 2	Level 3	NAV(1)	Total
Assets
Marketable securities	$—	$3,468	$—	$10,343	$13,811
Held-to-maturity investments	1,384	—	—	—	1,384
Total assets	$1,384	$3,468	$—	$10,343	$15,195

At April 27, 2024
	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1	Level 2	Level 3	NAV(1)	Total
Assets
Marketable securities	$—	$7,996	$—	$10,247	$18,243
Held-to-maturity investments	1,259	—	—	—	1,259
Total assets	$1,259	$7,996	$—	$10,247	$19,502
(1)Certain marketable securities investments are measured at fair value using net asset value per share under the practical expedient methodology.

At October 26, 2024 and April 27, 2024, we held marketable securities intended to enhance returns on our cash and to fund future obligations of certain retirement plans.

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

As of October 26, 2024, our supply chain operations included the following:

•Five major manufacturing locations and 16 distribution centers in the United States and three facilities in Mexico to support our speed-to-market and customization strategy
•A logistics company that distributes a portion of our products in the United States
•An upholstery manufacturing business in the United Kingdom and a wholesale sales office that is responsible for distribution of our product in the United Kingdom and Ireland
•A global trading company in Hong Kong which helps us manage our Asian supply chain by establishing and maintaining relationships with our Asian suppliers, as well as identifying efficiencies and savings opportunities

During the second quarter of fiscal 2024, we announced actions intended to drive efficiencies and optimize our manufacturing capacity in our global supply chain operations. As part of this initiative, we made the decision to shift upholstery production from our Ramos, Mexico operations to our other upholstery plants and relocate our cut and sew operations back to Ramos, Mexico, resulting in the permanent closure of our leased cut and sew facility in Parras, Mexico. As a result of these actions, charges were recorded within the Wholesale segment in the second quarter of fiscal 2024, totaling $3.6 million in cost of sales for severance-related expenses, and $3.0 million in SG&A expense for the accelerated depreciation of fixed assets.

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

•The centerpiece of our retail distribution strategy is our network of 358 La-Z-Boy Furniture Galleries® stores and 537 La-Z-Boy Comfort Studio® locations, each dedicated to marketing our La-Z-Boy branded products. We consider this dedicated space to be “proprietary.”

◦La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort, and quality of La-Z-Boy furniture with our available design services. We own 193 of the La-Z-Boy Furniture Galleries® stores, while the remainder are independently owned and operated.
◦La-Z-Boy Comfort Studio® locations are defined spaces within larger independent retailers that are dedicated to displaying and selling La-Z-Boy branded products. All 537 La-Z-Boy Comfort Studio® locations are independently owned and operated.
◦In total, we have approximately 7.6 million square feet of proprietary floor space dedicated to selling La-Z-Boy branded products in the United States and Canada.
◦We also have approximately 2.8 million square feet of floor space outside of the United States and Canada dedicated to selling La-Z-Boy branded products.

•Our other brands, England, American Drew, Hammary, and Kincaid enjoy distribution through many of the same outlets, with slightly over half of Hammary’s sales originating through the La-Z-Boy Furniture Galleries® store network.

◦Kincaid and England have their own dedicated proprietary in-store programs with 650 outlets and approximately 1.9 million square feet of proprietary floor space.

•In total, our proprietary floor space includes approximately 12.4 million square feet worldwide.

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

Expanding the La-Z-Boy brand reach

•Leveraging our connection to comfort and reinvigorating our brand with a consumer focus and expanded omni-channel presence. Our strategic initiatives to leverage and reinvigorate our iconic La-Z-Boy brand center on a renewed focus on leveraging the compelling La-Z-Boy comfort message, accelerating our omni-channel offering, and identifying additional consumer-base growth opportunities. We leverage our consumer insights to develop and deliver on-trend upholstered furniture, particularly in the motion and reclining categories. We launched our new brand campaign and marketing platform in fiscal 2024, Long Live the Lazy, with compelling, consumer-inspired messaging designed to increase recognition and consideration of the brand. We expect this new messaging will enhance the appeal of our brand with a broader consumer base. Further, our goal is to connect with consumers along their purchase journey through multiple means, whether online or in person. We are driving change throughout our digital platforms to improve the user experience, with a specific focus on the ease with which customers browse through our broad product assortment, customize products to their liking, find stores to make a purchase, or purchase at www.la-z-boy.com.

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

•Retail Segment. Our Retail segment consists of one operating segment comprised of our 193 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment sells primarily upholstered furniture, in addition to some casegoods and other home furnishings accessories, to end consumers through these stores.

•Wholesale Segment. Our Wholesale segment consists primarily of four operating segments: La-Z-Boy, our largest operating segment, our England subsidiary, our casegoods operating segment that sells furniture under three brands (American Drew®, Hammary®, and Kincaid®), and our international operating segment, which includes our international La-Z-Boy wholesale and manufacturing businesses. We aggregate these operating segments into one reportable segment because they are economically similar and meet the other aggregation criteria for determining reportable segments. Our Wholesale segment manufactures and imports upholstered furniture, such as recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas, and imports casegoods (wood) furniture, such as bedroom sets, dining room sets, entertainment centers and occasional pieces. The Wholesale segment sells directly to La-Z-Boy Furniture Galleries® stores, operators of La-Z-Boy Comfort Studio® locations, England Custom Comfort Center locations, major dealers, and a wide cross-section of other independent retailers.

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

Results of Operations

Fiscal 2025 Second Quarter Compared with Fiscal 2024 Second Quarter

La-Z-Boy Incorporated

	Quarter Ended			Six Months Ended
(Unaudited, amounts in thousands, except percentages)	10/26/2024	10/28/2023	% Change	10/26/2024	10/28/2023	% Change
Sales	$521,027	$511,435	1.9%	$1,016,559	$993,086	2.4%
Operating income	38,772	33,612	15.4%	71,142	68,138	4.4%
Operating margin	7.4%	6.6%		7.0%	6.9%

Sales

Consolidated sales increased $9.6 million, or 2%, and $23.5 million, or 2%, in the second quarter and first six months of fiscal 2025, respectively, compared with the same periods a year ago. The increase during the second quarter was primarily driven by incremental sales resulting from our Retail acquisitions and higher delivered volume in our Joybird business. The first six months of fiscal 2025 further benefited from higher delivered volume to external customers, including the addition of new major wholesale dealers, within our Wholesale segment.

Operating Margin

Operating margin, which is calculated as operating income as a percentage of sales, increased 80 basis points and 10 basis points in the second quarter and first six months of fiscal 2025, respectively, compared with the same periods a year ago.

•Gross margin, which is calculated as gross profit as a percentage of sales, increased 70 basis points and 60 basis points in the second quarter and first six months of fiscal 2025, respectively, compared with the same periods a year ago.

◦Changes in our consolidated mix led to a 60 basis point increase in gross margin in the second quarter of fiscal 2025 compared with the same period a year ago, driven by growth of our Retail segment, which has a higher gross margin than our Wholesale segment.
◦During the second quarter of fiscal 2024, we recognized $3.6 million of severance-related charges as part of our global supply chain optimization initiative, resulting in a comparative gross margin increase of 70 basis points and 40 basis points in second quarter and first six months of fiscal 2025, respectively.
◦Demand and macroeconomic challenges in our casegoods import business negatively impacted gross margin during the second quarter and first six months of fiscal 2025, compared with the same periods a year ago.
◦Lower input costs, led by reduced commodity prices and improved sourcing, drove an increase in gross margin during the first six months of fiscal 2025, compared with the same period a year ago. The second quarter of fiscal 2024 experienced favorable duty expense, more than offsetting the benefit of lower commodity costs in the second quarter of fiscal 2025, resulting in a comparative decrease in gross margin.

•SG&A expenses as a percentage of sales decreased 10 basis points and increased 50 basis points in the second quarter and first six months of fiscal 2025, respectively, compared with the same periods a year ago.

◦Changes in our consolidated mix led to a 60 basis point increase in SG&A expense as a percentage of sales in the second quarter of fiscal 2025 compared with the same period a year ago, driven by growth of our Retail segment, which has a higher SG&A expense as a percentage of sales than our Wholesale segment.
◦As part of our global supply chain optimization initiative, during the first quarter of fiscal 2024 we recognized a $1.2 million gain related to the settlement of our Torreón, Mexico lease obligation on previously impaired long-lived assets and during the second quarter of fiscal 2024, we recognized $3.0 million in accelerated deprecation related to long-lived assets at our Ramos, Mexico facility. Together, these items resulted in a comparative 60 basis point and 20 basis point decrease in SG&A expense as a percentage of sales in the second quarter and first six months of fiscal 2025, respectively.
◦Reduced marketing expense relative to the prior year, in which we launched our Long Live the Lazy campaign, drove a decrease in SG&A expense as a percentage of sales in the second quarter and first six months of fiscal 2025.
◦SG&A expense as a percentage of sales increased in the second quarter of fiscal 2025 compared with the same period a year ago, due to fixed cost deleverage on lower sales in our international wholesale business due to a significant temporary customer disruption.
◦The remaining increase in SG&A expense as a percentage of sales in the first six months of fiscal 2025 was primarily due to increased selling expenses and fixed costs resulting from acquisitions of independently owned La-Z-Boy Furniture Galleries® and retail store expansion, both to support our long-term strategy of growing our Retail segment.

We discuss each segment’s results in the following section.
Retail Segment

	Quarter Ended			Six Months Ended
(Unaudited, amounts in thousands, except percentages)	10/26/2024	10/28/2023	% Change	10/26/2024	10/28/2023	% Change
Sales	$221,564	$214,309	3.4%	$423,934	$422,552	0.3%
Operating income	27,897	27,935	(0.1)%	48,546	57,199	(15.1)%
Operating margin	12.6%	13.0%		11.5%	13.5%

Sales

The Retail segment’s sales increased $7.3 million, or 3%, and $1.4 million, or 0.3%, in the second quarter and first six months of fiscal 2025, respectively, compared with the same periods a year ago. The increase in sales was primarily due to $12.0 million and $22.5 million of incremental sales during the second quarter and first six months of fiscal 2025, respectively, from our retail store acquisitions that occurred in fiscal 2024 and fiscal 2025, partially offset by a decline in delivered same-store sales.

Written same-store sales were down 1% and 2% in the second quarter and first six months of fiscal 2025, respectively, compared with the same periods a year ago, primarily due to softer industry-wide demand as a result of a challenging macroeconomic environment. Same-store sales include the sales of all currently active stores that have been open and company-owned for each comparable period.

Operating Margin

The Retail segment's operating margin decreased 40 basis points and 200 basis points in the second quarter and first six months of fiscal 2025, respectively, compared with the same periods a year ago.

•Gross margin increased 60 basis points and 40 basis points in the second quarter and first six months of 2025, respectively, compared with the same periods a year ago, primarily due to a favorable shift in product mix towards higher priced products.

•SG&A expenses as a percentage of sales increased 100 basis points and 240 basis points in the second quarter and first six months of fiscal 2025, respectively, compared with the same periods a year ago, primarily due to increased selling expenses and fixed costs resulting from our acquisitions of independently owned La-Z-Boy Furniture Galleries® and retail store expansion, both to support our long-term strategy of growing our Retail segment.

Wholesale Segment

	Quarter Ended			Six Months Ended
(Unaudited, amounts in thousands, except percentages)	10/26/2024	10/28/2023	% Change	10/26/2024	10/28/2023	% Change
Sales to external customers	$258,983	$263,738		$515,003	$499,989
Intersegment sales	104,914	101,229		199,794	198,453
Total Sales	363,897	364,967	(0.3)%	714,797	698,442	2.3%
Operating income	24,529	21,450	14.4%	48,528	44,953	8.0%
Operating margin	6.7%	5.9%		6.8%	6.4%

Sales

The Wholesale segment’s sales decreased $1.1 million, or 0.3%, and increased $16.4 million, or 2%, in the second quarter and first six months of fiscal 2025, respectively, compared with the same periods a year ago. Over the same periods, intercompany sales from our Wholesale segment to our Retail segment increased 4% and 1%, respectively. Compared with the same periods a year ago, sales volume increased during the first six months of fiscal 2025, reflecting higher delivered volume to external customers, but declined during the second quarter of fiscal 2025, mainly due to a significant temporary customer disruption in our international wholesale business. Additionally, both the second quarter and first six months of fiscal 2025 benefited from a favorable shift in product mix toward higher price products.

Operating Margin

The Wholesale segment's operating margin increased 80 basis points and 40 basis points in the second quarter and first six months of fiscal 2025, respectively, compared with the same periods a year ago

•Gross margin decreased 20 basis points and was flat in the second quarter and first six months of fiscal 2025, respectively, compared with the same periods a year ago.

◦Demand and macroeconomic challenges in our casegoods import business, drove a 70 basis point and 50 basis point decrease in gross margin during the second quarter and first six months of fiscal 2025, respectively, compared with the same periods a year ago.
◦Lower input costs, led by reduced commodity prices and improved sourcing drove a 60 basis point increase in gross margin during the first six months of fiscal 2025, compared with the same period a year ago. The second quarter of fiscal 2024 experienced favorable duty expense, more than offsetting the benefit of lower commodity costs in the second quarter of fiscal 2025, resulting in a comparative 50 basis point decrease in gross margin.
◦An unfavorable shift in channel mix towards external customers, which generally carry products with a lower gross margin than products sold to La-Z-Boy Furniture Galleries®, led to a 60 basis point decrease in gross margin during the first six months of fiscal 2025 compared with the same period a year ago.
◦During the second quarter of fiscal 2024, we recognized $3.6 million in severance-related charges as part of our global supply chain optimization initiative, resulting in comparative gross margin increase of 100 basis points and 50 basis points in second quarter and first six months of fiscal 2025, respectively.

•SG&A expense as a percentage of sales decreased 100 basis points and 40 basis points in the second quarter and first six months of fiscal 2025, respectively, compared with the same periods a year ago.

◦As part of our global supply chain optimization initiative, during the first quarter of fiscal 2024 we recognized a $1.2 million gain related to the settlement of our Torreón, Mexico lease obligation on previously impaired long-lived assets and during the second quarter of fiscal 2024, we recognized $3.0 million in accelerated deprecation related to long-lived assets at our Ramos, Mexico facility. Together, these items resulted in a comparative 80 basis point and 30 basis point decrease in SG&A expense as a percentage of sales in the second quarter and first six months of fiscal 2025, respectively.
◦Reduced marketing expense relative to the prior year, in which we launched our Long Live the Lazy campaign, drove a 70 basis point and 60 basis point decrease in SG&A expense as a percentage of sales in the second quarter and first six months of fiscal 2025, respectively.
◦Partially offsetting the items above, SG&A expense as a percentage of sales increased 40 basis points and 30 basis points in the second quarter and first six months of fiscal 2025, respectively, from fixed cost deleverage on lower sales in our international wholesale business due to a significant temporary customer disruption.

Corporate and Other

	Quarter Ended			Six Months Ended
(Unaudited, amounts in thousands, except percentages)	10/26/2024	10/28/2023	% Change	10/26/2024	10/28/2023	% Change
Sales	$42,087	$36,232	16.2%	$80,795	$76,293	5.9%
Intercompany eliminations	(106,521)	(104,073)	(2.4)%	(202,967)	(204,201)	0.6%
Operating loss	(13,654)	(15,773)	13.4%	(25,932)	(34,014)	23.8%

Sales

Corporate and Other sales increased $5.9 million and $4.5 million in the second quarter and first six months of fiscal 2025, respectively, compared with the same periods a year ago. The change in sales was primarily led by Joybird sales which increased $6.3 million to $38.7 million and $5.4 million to $73.2 million in the second quarter and first six months of fiscal 2025, respectively, compared with the same periods a year ago, as higher delivered volume more than offset promotional activity. Written sales for Joybird increased 1% and 5% in the second quarter and first six months of fiscal 2025, respectively, compared with the same periods a year ago.

Intercompany eliminations increased in the second quarter of fiscal 2025 compared with the same period a year ago due to higher sales from our Wholesale segment to our Retail segment, while intercompany eliminations decreased during the first six months of fiscal 2025 compared with the same period a year ago due to lower sales from our Wholesale segment to our Retail segment.

Operating Loss

Our Corporate and Other operating loss decreased $2.1 million and $8.1 million in the second quarter and first six months of fiscal 2025, respectively, compared with the same periods a year ago, primarily due to improved Joybird operating margin resulting in breakeven profit, partially offset by lower intercompany operating profit from our global trading company in Hong Kong. The first six months of fiscal 2025 also benefited from favorable intercompany inventory profit elimination adjustments relative to the same period a year ago.

Non-Operating Income (Expense)

Interest Income

Interest income was $1.1 million higher in the first six months of 2025, compared with the same period a year ago, primarily driven by higher interest rates.

Other Income, (Expense), Net

Other income (expense), net was $1.9 million and $2.5 million of expense in the second quarter and first six months of 2025, respectively, primarily due to exchange rate losses related to our Thailand manufacturing and wholesale businesses.

Income Taxes

Our effective tax rate was 26.3% and 25.9% for the second quarter and first six months of 2025, respectively, compared with 26.5% for both the second quarter and first six months of fiscal 2024. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes.

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

We had cash, cash equivalents and restricted cash of $303.1 million at October 26, 2024, compared with $341.1 million at April 27, 2024. In addition, we had investments to enhance our returns on cash of $2.4 million at October 26, 2024, compared with $6.8 million at April 27, 2024.

The following table illustrates the main components of our cash flows:

	Six Months Ended
(Unaudited, amounts in thousands)	10/26/2024	10/28/2023
Cash Flows Provided By (Used For)
Net cash provided by operating activities	$68,253	$56,876
Net cash used for investing activities	(45,526)	(25,304)
Net cash used for financing activities	(61,693)	(43,883)
Exchange rate changes	930	(900)
Change in cash, cash equivalents and restricted cash	$(38,036)	$(13,211)

Operating Activities

During the first six months of fiscal 2025, net cash provided by operating activities was $68.3 million, an increase of $11.4 million compared with the same period a year ago. The year over year increase was primarily due to a smaller reduction in customer deposits along with a lower incentive compensation payout in fiscal 2025 relative to the prior year. Our cash provided by operating activities in fiscal 2025 was primarily attributable to net income, adjusted for non-cash items, partially offset by an increase in inventory balances.

Investing Activities

During the first six months of fiscal 2025, net cash used for investing activities was $45.5 million, an increase of $20.2 million compared with the same period a year ago, primarily due to cash used for acquisitions and increased capital expenditures. Cash used for investing activities in fiscal 2025 included the following:

•Cash used for capital expenditures in the period was $32.8 million compared with $26.5 million during the first six months of fiscal 2024, which was primarily related to La-Z-Boy Furniture Galleries® (new stores and remodels), manufacturing-related investments, and market showroom upgrades. We anticipate that spending on these items will continue in fiscal 2025 with full year fiscal 2025 capital expenditures expected to be in the range of $70 to $80 million. We have no material contractual commitments outstanding for future capital expenditures.
•Cash used for acquisitions was $17.8 million, primarily related to the acquisition of the Melbourne and Cocoa, Florida and Davenport, Iowa retail businesses.
•Proceeds from the sale of investments, net of investment purchases, were $4.9 million.

Financing Activities

On October 15, 2021, we entered into a five-year $200 million unsecured revolving credit facility (as amended, the “Credit Facility”). Borrowings under the Credit Facility may be used by the Company for general corporate purposes. We may increase the size of the facility, either in the form of additional revolving commitments or new term loans, subject to the discretion of each lender to participate in such an increase, up to an additional amount of $100 million. The Credit Facility will mature on October 15, 2026 and provides us the ability to extend the maturity date for two additional one-year periods, subject to the satisfaction of customary conditions. As of October 26, 2024, we have no borrowings outstanding under the Credit Facility.

The Credit Facility contains certain restrictive loan covenants, including, among others, financial covenants requiring a maximum consolidated net lease adjusted leverage ratio and a minimum consolidated fixed charge coverage ratio, as well as customary covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of certain assets. As of October 26, 2024, we were in compliance with our financial covenants under the Credit Facility. We believe our cash and cash equivalents, short-term investments, and cash from operations, in addition to our available Credit Facility, will provide adequate liquidity for our business operations over the next 12 months.

During the first six months of fiscal 2025, net cash used for financing activities was $61.7 million, an increase of $17.8 million compared with the same period a year ago, primarily due to higher share repurchases, partially offset by proceeds from exercised stock options. In addition, our cash used for financing activities in fiscal 2024 included holdback payments of $5.0 million for a prior period acquisition. Cash used for financing activities in fiscal 2025 included the following:

•Our board of directors has authorized the repurchase of company stock and we spent $53.1 million in the first six months of fiscal 2025 to repurchase 1.4 million shares. As of October 26, 2024, 4.3 million shares remained available for repurchase pursuant to this authorization. With the operating cash flows we anticipate generating in fiscal 2025, we expect to continue repurchasing Company stock subject to market conditions and other factors as deemed relevant by our board of directors.
•Cash paid to our shareholders in quarterly dividends was $16.7 million. Our board of directors has sole authority to determine if and when we will declare future dividends and on what terms. We expect the board to continue declaring regular quarterly cash dividends for the foreseeable future, but it may discontinue doing so at any time at the board's discretion.
•Proceeds from exercised stock options, net of stock issued and taxes withheld as part of our employee benefit plans, were $9.9 million.

Exchange Rate Changes

Due to changes in exchange rates, our cash, cash equivalents, and restricted cash increased by $0.9 million for the six months ended October 26, 2024. These changes impacted our cash balances held in Canada, Thailand, and the United Kingdom.

Other

During the second quarter of fiscal 2025, there were no material changes to the information about our contractual obligations and commitments disclosed in our Annual Report on Form 10-K for the fiscal year ended April 27, 2024. We do not expect our continuing compliance with existing federal, state and local statutes dealing with protection of the environment to have a material effect on our capital expenditures, earnings, competitive position or liquidity.

Critical Accounting Policies

We disclosed our critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended April 27, 2024. There were no material changes to our critical accounting policies or estimates during the six months ended October 26, 2024.

Recent Accounting Pronouncements

See Note 1, Basis of Presentation, to the consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of recently adopted accounting standards and other new accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first six months of fiscal 2025, there were no material changes from the information contained in Item 7A of our Annual Report on Form 10-K for the fiscal year ended April 27, 2024.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the second quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

We disclosed our risk factors in our Annual Report on Form 10-K for the fiscal year ended April 27, 2024. There have been no material changes to our risk factors during the first six months of fiscal 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our board of directors has authorized the repurchase of Company stock. Repurchases under these programs will be made at management's discretion from time to time on the open market or in privately negotiated transactions and through Rule 10b5-1. We spent $19.5 million in the second quarter of fiscal 2025 to repurchase 0.5 million shares, pursuant to a Rule 10b5-1 plan and as discretionary purchases. As of October 26, 2024, 4.3 million shares remained available for repurchase pursuant to the board authorization. With the operating cash flows we anticipate generating in fiscal 2025, we expect to continue repurchasing Company stock, subject to market conditions and other factors as deemed relevant by our board of directors.

The following table summarizes our repurchases of Company stock during the quarter ended October 26, 2024 and includes shares purchased from employees to satisfy their withholding tax obligations upon vesting of restricted shares:

(Unaudited, amounts in thousands, except per share data)	Total number of shares repurchased (1)	Average price paid per share	Total number of shares repurchased as part of publicly announced plan (2)	Maximum number of shares that may yet be repurchased under the plan
Fiscal August (July 28 – August 31, 2024)	454	$41.64	454	4,278
Fiscal September (September 1 – September 28, 2024)	13	$43.77	13	4,265
Fiscal October (September 29 – October 26, 2024)	—	$40.37	—	4,265
Total (Fiscal Second Quarter of 2025)	467		467	4,265
(1)    In addition to the 466,734 shares we repurchased during the quarter as part of our publicly announced, board-authorized plan described above, this column includes 139 shares we repurchased from employees to satisfy their withholding tax obligations upon vesting of restricted and performance based shares.
(2)    On October 28, 1987, our board of directors announced the authorization of the plan to repurchase Company stock. The plan originally authorized 1.0 million shares, and since October 1987, 33.5 million shares have been added to the plan for repurchase. The authorization has no expiration date.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Officers

During the quarter ended October 26, 2024, none of our directors or officers adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Number	Description
(31.1)	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a)
(31.2)	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a)
(32)	Certifications of Executive Officers pursuant to 18 U.S.C. Section 1350(b)
(101.INS)	Inline XBRL Instance Document
(101.SCH)	Inline XBRL Taxonomy Extension Schema Document
(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document
(104)	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2024, formatted in Inline XBRL (included in Exhibit 101)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LA-Z-BOY INCORPORATED
(Registrant)

Date: November 19, 2024

BY: /s/ Jennifer L. McCurry
Jennifer L. McCurry Vice President, Corporate Controller and Chief Accounting Officer