Form 10-Q
period 2025-01-25
LA-Z-BOY INC
filed 2025-02-18
CIK 57131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 25, 2025
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                     Yes  ☐   No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 11, 2025
Common Stock, $1.00 Par Value	41,288,847

LA-Z-BOY INCORPORATED
FORM 10-Q THIRD QUARTER OF FISCAL 2025

PART I - FINANCIAL INFORMATION (UNAUDITED)
ITEM 1. FINANCIAL STATEMENTS
LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands, except per share data)	1/25/2025	1/27/2024	1/25/2025	1/27/2024
Sales	$521,777	$500,406	$1,538,336	$1,493,492
Cost of sales	290,412	287,152	862,980	851,905
Gross profit	231,365	213,254	675,356	641,587
Selling, general and administrative expense	196,197	180,693	569,046	540,888
Operating income	35,168	32,561	106,310	100,699
Interest expense	(102)	(106)	(411)	(329)
Interest income	3,465	4,124	11,619	11,222
Other income (expense), net	97	(639)	(2,400)	21
Income before income taxes	38,628	35,940	115,118	111,613
Income tax expense	9,683	7,256	29,516	27,309
Net income	28,945	28,684	85,602	84,304
Net (income) attributable to noncontrolling interests	(516)	(44)	(977)	(986)
Net income attributable to La-Z-Boy Incorporated	$28,429	$28,640	$84,625	$83,318

Basic weighted average common shares	41,437	42,767	41,733	43,005
Basic net income attributable to La-Z-Boy Incorporated per share	$0.69	$0.67	$2.03	$1.94

Diluted weighted average common shares	42,103	43,195	42,380	43,344
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.68	$0.66	$2.00	$1.92

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/25/2025	1/27/2024	1/25/2025	1/27/2024
Net income	$28,945	$28,684	$85,602	$84,304
Other comprehensive income (loss)
Currency translation adjustment	(1,776)	2,262	1,369	(306)
Net unrealized gain (loss) on marketable securities, net of tax	(61)	342	35	475
Net pension amortization, net of tax	16	23	47	70
Total other comprehensive income (loss)	(1,821)	2,627	1,451	239
Total comprehensive income before noncontrolling interests	27,124	31,311	87,053	84,543
Comprehensive (income) attributable to noncontrolling interests	(550)	(159)	(2,025)	(577)
Comprehensive income attributable to La-Z-Boy Incorporated	$26,574	$31,152	$85,028	$83,966

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET

(Unaudited, amounts in thousands, except par value)	1/25/2025	4/27/2024
Current assets
Cash and equivalents	$314,589	$341,098
Receivables, net of allowance of $5,686 at 1/25/2025 and $5,076 at 4/27/2024	127,612	139,213
Inventories, net	288,720	263,237
Other current assets	109,991	93,260
Total current assets	840,912	836,808
Property, plant and equipment, net	325,031	298,224
Goodwill	221,693	214,453
Other intangible assets, net	50,664	47,251
Deferred income taxes – long-term	9,343	10,283
Right of use lease assets	450,062	446,466
Other long-term assets, net	61,179	59,957
Total assets	$1,958,884	$1,913,442

Current liabilities
Accounts payable	$106,594	$96,486
Lease liabilities, short-term	79,224	77,027
Accrued expenses and other current liabilities	269,691	263,768
Total current liabilities	455,509	437,281
Lease liabilities, long-term	408,972	404,724
Other long-term liabilities	62,224	58,077
Shareholders' equity
Preferred shares – 5,000 authorized; none issued	—	—
Common shares, $1.00 par value – 150,000 authorized; 41,411 outstanding at 1/25/2025 and 42,440 outstanding at 4/27/2024	41,411	42,440
Capital in excess of par value	381,759	368,485
Retained earnings	603,569	598,009
Accumulated other comprehensive loss	(5,467)	(5,870)
Total La-Z-Boy Incorporated shareholders' equity	1,021,272	1,003,064
Noncontrolling interests	10,907	10,296
Total equity	1,032,179	1,013,360
Total liabilities and equity	$1,958,884	$1,913,442

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended
(Unaudited, amounts in thousands)	1/25/2025	1/27/2024
Cash flows from operating activities
Net income	$85,602	$84,304
Adjustments to reconcile net income to cash provided by operating activities
(Gain)/loss on disposal and impairment of assets	73	(15)
Gain on sale of investments	(199)	(1,169)
Provision for doubtful accounts	518	(267)
Depreciation and amortization	35,020	36,493
Amortization of right-of-use lease assets	61,521	56,660
Lease impairment/(settlement)	—	(1,175)
Equity-based compensation expense	13,428	11,048
Change in deferred taxes	2,134	1,911
Change in receivables	10,465	4,277
Change in inventories	(21,726)	5,968
Change in other assets	(10,217)	(6,314)
Change in payables	11,897	(15,420)
Change in lease liabilities	(62,607)	(57,385)
Change in other liabilities	(640)	(13,562)
Net cash provided by operating activities	125,269	105,354

Cash flows from investing activities
Proceeds from disposals of assets	188	4,836
Capital expenditures	(51,538)	(38,034)
Purchases of investments	(6,783)	(17,869)
Proceeds from sales of investments	11,715	23,337
Acquisitions	(24,772)	(26,299)
Net cash used for investing activities	(71,190)	(54,029)

Cash flows from financing activities
Payments on finance lease liabilities	(442)	(346)
Holdback payments for acquisitions	—	(5,000)
Stock issued for stock and employee benefit plans, net of shares withheld for taxes	10,906	6,241
Repurchases of common stock	(64,387)	(40,022)
Dividends paid to shareholders	(25,871)	(24,177)
Dividends paid to minority interest joint venture partners (1)	(1,414)	(1,172)
Net cash used for financing activities	(81,208)	(64,476)

Effect of exchange rate changes on cash and equivalents	620	(348)
Change in cash, cash equivalents and restricted cash	(26,509)	(13,499)
Cash, cash equivalents and restricted cash at beginning of period	341,098	346,678
Cash, cash equivalents and restricted cash at end of period	$314,589	$333,179

Supplemental disclosure of non-cash investing activities
Capital expenditures included in payables	$4,010	$3,008
(1)Includes dividends paid to joint venture minority partners resulting from the repatriation of dividends from our foreign earnings that we no longer consider permanently reinvested.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited, amounts in thousands, except per share data)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Total
At April 27, 2024	$42,440	$368,485	$598,009	$(5,870)	$10,296	$1,013,360
Net income	—	—	26,159	—	645	26,804
Other comprehensive income	—	—	—	1,335	326	1,661
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	508	10,086	(2,720)	—	—	7,874
Repurchases of 933 shares of common stock	(933)	(10,325)	(22,658)	—	—	(33,916)
Stock option and restricted stock expense	—	3,175	—	—	—	3,175
Dividends declared and paid ($0.20/share)	—	—	(8,371)	—	—	(8,371)
Dividends declared not paid ($0.20/share)	—	—	(111)	—	—	(111)
At July 27, 2024	$42,015	$371,421	$590,308	$(4,535)	$11,267	$1,010,476
Net income (loss)	—	—	30,037	—	(184)	29,853
Other comprehensive income	—	—	—	923	688	1,611
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	99	1,920	(6)	—	—	2,013
Repurchases of 467 shares of common stock	(467)	(1,955)	(17,222)	—	—	(19,644)
Stock option and restricted stock expense	—	5,872	—	—	—	5,872
Dividends declared and paid ($0.20/share) (1)	—	—	(8,360)	—	(1,414)	(9,774)
Dividends declared not paid ($0.20/share)	—	—	(125)	—	—	(125)
At October 26, 2024	$41,647	$377,258	$594,632	$(3,612)	$10,357	$1,020,282
Net income	—	—	28,429	—	516	28,945
Other comprehensive income (loss)	—	—	—	(1,855)	34	(1,821)
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	35	1,055	(71)	—	—	1,019
Repurchases of 271 shares of common stock	(271)	(935)	(10,144)	—	—	(11,350)
Stock option and restricted stock expense	—	4,381	—	—	—	4,381
Dividends declared and paid ($0.22/share)	—	—	(9,140)	—	—	(9,140)
Dividends declared not paid ($0.22/share)	—	—	(137)	—	—	(137)
At January 25, 2025	$41,411	$381,759	$603,569	$(5,467)	$10,907	$1,032,179

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

ASU	Description	Adoption Date
ASU 2024-04	Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments	Fiscal 2027
ASU 2024-03	Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	Fiscal 2028
ASU 2023-09	Income Taxes (Topic 740): Improvements to Income Tax Disclosures	Fiscal 2026

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

Toledo, Ohio Acquisition

On January 16, 2025, we completed our acquisition of the Toledo, Ohio business that operates two independently owned La-Z-Boy Furniture Galleries® stores for $6.0 million, inclusive of and subject to further customary adjustments. The acquisition also included the purchase of the building and land for one of the stores. We paid total cash of $5.6 million during the third quarter of fiscal 2025 and the remaining consideration included forgiveness of accounts receivable and payments based on working capital adjustments. As part of the acquisition, we recorded an indefinite-lived intangible asset of $1.7 million related to the reacquired rights described above. We also recognized $0.6 million of goodwill in our Retail segment related primarily to synergies we expect from the integration of the acquired stores and future benefits of these synergies.

Melbourne and Cocoa, Florida Acquisition

On September 10, 2024, we completed our acquisition of the Melbourne and Cocoa, Florida business that operates two independently owned La-Z-Boy Furniture Galleries® stores and one distribution center for $11.4 million, inclusive of and subject to further customary adjustments. The acquisition also included the purchase of buildings and land for both stores and the distribution center. We paid total cash of $11.3 million during the second and third quarters of fiscal 2025 and the remaining consideration included forgiveness of accounts receivable and payments based on working capital adjustments. As part of the acquisition, we recorded an indefinite-lived intangible asset of $0.9 million related to the reacquired rights described above. We also recognized $1.7 million of goodwill in our Retail segment related primarily to synergies we expect from the integration of the acquired stores and future benefits of these synergies.

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

Prior Year Acquisitions

Illinois and Indiana Acquisition

On December 11, 2023, we completed our acquisition of the Illinois and Indiana businesses that operate six independently owned La-Z-Boy Furniture Galleries® stores and one distribution center for $18.4 million, inclusive of customary adjustments. The acquisition also included the purchase of buildings and land for five of the stores. We paid total cash of $17.0 million during the third and fourth quarters of fiscal 2024 and the remaining consideration included forgiveness of accounts receivable and payments based on working capital adjustments. As part of the acquisition, we recorded an indefinite-lived intangible asset of $4.2 million related to the reacquired rights described above. We also recognized $0.6 million of goodwill in our Retail segment related primarily to synergies we expect from the integration of the acquired stores and future benefits of these synergies.

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

Note 3: Cash and Restricted Cash

At January 27, 2024, we had restricted cash on deposit with a bank as collateral for certain letters of credit that matured within 12 months. During fiscal 2024, we renewed these letters of credit and as of April 27, 2024, we were no longer required to hold restricted cash as collateral. All of our letters of credit have maturity dates within the next 12 months, and we expect to renew some of these letters of credit when they mature.

(Unaudited, amounts in thousands)	1/25/2025	1/27/2024
Cash and cash equivalents	$314,589	$329,324
Restricted cash	—	3,855
Total cash, cash equivalents and restricted cash	$314,589	$333,179

Note 4: Inventories

A summary of inventories is as follows:

(Unaudited, amounts in thousands)	1/25/2025	4/27/2024
Raw materials	$145,126	$125,932
Work in process	19,746	19,443
Finished goods	167,425	161,439
FIFO inventories	332,297	306,814
Excess of FIFO over LIFO	(43,577)	(43,577)
Total inventories	$288,720	$263,237

Note 5: Goodwill and Other Intangible Assets

We have goodwill on our consolidated balance sheet as follows:

Reportable Segment/Unit	Reporting Unit	Related Acquisition
Wholesale Segment	United Kingdom	Wholesale business in the United Kingdom and Ireland
Wholesale Segment	United Kingdom	La-Z-Boy United Kingdom Manufacturing (Furnico)
Retail Segment	Retail	La-Z-Boy Furniture Galleries® stores
Corporate and Other	Joybird	Joybird

The following table summarizes changes in the carrying amount of our goodwill by reportable segment:

(Unaudited, amounts in thousands)	Wholesale Segment	Retail Segment	Corporate and Other	Total Goodwill
Balance at April 27, 2024 (1)	$20,085	$138,922	$55,446	$214,453
Acquisitions	—	7,425	—	7,425
Translation adjustment	(21)	(164)	—	(185)
Balance at January 25, 2025 (1)	$20,064	$146,183	$55,446	$221,693
(1)Includes $26.9 million of accumulated impairment losses in Corporate and Other.

We have intangible assets on our consolidated balance sheet as follows:

Reportable Segment	Intangible Asset	Useful Life
Wholesale Segment	Customer relationships from our acquisition of the wholesale business in the United Kingdom and Ireland	Amortizable over 15 year useful life
Wholesale Segment	American Drew® trade name	Indefinite-lived
Retail Segment	Reacquired rights to own and operate La-Z-Boy Furniture Galleries® stores	Indefinite-lived
Corporate and Other	Joybird® trade name	Amortizable over eight-year useful life

The following summarizes changes in our intangible assets:

(Unaudited, amounts in thousands)	Indefinite- Lived Trade Names	Finite-Lived Trade Name	Indefinite- Lived Reacquired Rights	Other Intangible Assets	Total Intangible Assets
Balance at April 27, 2024	$1,155	$1,796	$42,640	$1,660	$47,251
Acquisitions	—	—	4,299	—	4,299
Amortization	—	(599)	—	(166)	(765)
Translation adjustment	—	—	(123)	2	(121)
Balance at January 25, 2025	$1,155	$1,197	$46,816	$1,496	$50,664

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

The following summarizes our investments:

(Unaudited, amounts in thousands)	1/25/2025	4/27/2024
Short-term investments:
Marketable securities	$11	$5,553
Held-to-maturity investments	2,594	1,259
Total short-term investments	2,605	6,812
Long-term investments:
Marketable securities	12,508	12,690
Total investments	$15,113	$19,502

Investments to enhance returns on cash	$2,594	$6,754
Investments to fund compensation/retirement plans	12,519	12,748
Total investments	$15,113	$19,502

The following is a summary of the unrealized gains, unrealized losses, and fair value by investment type:

	1/25/2025			4/27/2024
(Unaudited, amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$804	$—	$3,713	$476	$—	$3,728
Fixed income	79	(89)	6,257	15	(72)	12,015
Other	392	(19)	5,143	707	(14)	3,759
Total securities	$1,275	$(108)	$15,113	$1,198	$(86)	$19,502

The following table summarizes sales of marketable securities:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/25/2025	1/27/2024	1/25/2025	1/27/2024
Proceeds from sales	$1,490	$1,381	$11,715	$21,849
Gross realized gains	85	33	518	1,909
Gross realized losses	—	—	(35)	(740)

As of January 25, 2025, we held $6.3 million of fixed income marketable securities, classified as available-for-sale securities, all of which do not have a single contractual maturity date.

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

A reconciliation of the changes in our product warranty liability is as follows:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/25/2025	1/27/2024 (1)	1/25/2025 (2)	1/27/2024 (1)
Balance as of the beginning of the period	$29,552	$31,127	$28,909	$30,984
Accruals during the period	7,784	8,824	25,100	26,508
Settlements during the period	(7,871)	(8,645)	(24,544)	(26,186)
Balance as of the end of the period	$29,465	$31,306	$29,465	$31,306
(1)Accruals and settlements for fiscal 2024 have been revised. The adjustments were offsetting and had no impact on the liability balance at the end of each reporting period in fiscal 2024 or the amount recognized in the consolidated statement of income for fiscal 2024.
(2)$21.8 million and $22.4 million is recorded in accrued expenses and other current liabilities as of January 25, 2025, and April 27, 2024, respectively, while the remainder is included in other long-term liabilities.

We recorded accruals during the periods presented in the table above, primarily to reflect charges that relate to warranties issued during the respective periods.

Note 8: Stock-Based Compensation

The table below summarizes the total stock-based compensation expense we recognized for all outstanding grants in our consolidated statement of income:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/25/2025	1/27/2024	1/25/2025	1/27/2024
Equity-based awards expense	$4,381	$3,711	$13,428	$11,048
Liability-based awards expense (1)	80	131	184	184
Total stock-based compensation expense	$4,461	$3,842	$13,612	$11,232
(1)Includes stock appreciation rights, deferred stock units issued to Directors, restricted stock units, and performance-based units. Compensation expense for these awards is based on the market price of our common stock on the grant date and is remeasured each reporting period based on the market value of our common shares on the last day of the reported period.

Restricted Stock. During the first nine months of fiscal 2025, we granted 245,813 shares of restricted stock units to employees and we also have restricted stock awards outstanding from previous grants. We issue restricted stock at no cost to the employees and account for restricted stock awards as equity-based awards because when they vest, they will be settled in common shares. We recognize compensation expense for restricted stock over the vesting period equal to the fair value on the date our Compensation and Talent Oversight Committee of our board of directors approved the awards. Restricted stock awards vest at 25% per year, beginning one year from the grant date for a term of four years, with continued vesting upon retirement with respect to the fiscal 2023, fiscal 2024 and fiscal 2025 grants. We accelerate the expense for restricted stock granted to retirement-eligible employees over the vesting period, with expense recognized from the grant date through their retirement eligibility date or over the ten months following the grant date, whichever period is longer. We have elected to recognize forfeitures as an adjustment to compensation expense in the same period as the forfeitures occur. The weighted-average fair value of the restricted stock that was awarded in the first nine months of fiscal 2025 was $38.17 per share, the market value of our common shares on the date of grant.

Restricted Stock Units Issued to Directors. During the first nine months of fiscal 2025, we granted 32,378 restricted stock units to our non-employee directors. Restricted stock units granted to our non-employee directors are offered at no cost to the directors and restricted stock units granted following August 2022 vest on the earlier of the date a director ceases to be a member of the board (for any reason other than the termination of service for cause) or the one year anniversary of the grant date. We account for these restricted stock units as equity-based awards because when they vest, they will be settled in shares of our common stock. We measure and recognize compensation expense for these awards based on the market price of our common shares on the date of grant. The weighted-average fair value of the restricted stock units granted to our non-employee directors in the first nine months of fiscal 2025 was $40.24 per share.

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

Stock Options. We did not grant stock options to employees during the first nine months of fiscal 2025, but we have stock options outstanding from grants from prior years. We account for stock options as equity-based awards because when they are exercised, they will be settled in common shares. We recognize compensation expense for stock options over the vesting period equal to the fair value on the date our Compensation and Talent Oversight Committee of our board of directors approved the awards. The vesting period for our stock options ranges from one to four years, with accelerated vesting upon retirement. The vesting date for retirement-eligible employees is the later of the date they meet the criteria for retirement or ten months after the grant date. We accelerate the expense for options granted to retirement eligible employees over the vesting period, with expense recognized from the grant date through their retirement eligibility date or over the ten months following the grant date, whichever period is longer. We have elected to recognize forfeitures as an adjustment to compensation expense in the same period as the forfeitures occur. Granted options outstanding under the former long-term equity award plan remain in effect and have a term of 10 years. We estimated the fair value of the employee stock options granted in prior years at their respective grant date using the Black-Scholes option-pricing model, which requires management to make certain assumptions.

Note 9: Accumulated Other Comprehensive Income (Loss)

Activity in accumulated other comprehensive income (loss) for the quarters ended January 25, 2025, and January 27, 2024, is as follows:

(Unaudited, amounts in thousands)	Translation adjustment	Unrealized gain (loss) on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive income (loss)
Balance at October 26, 2024	$(1,673)	$342	$(2,281)	$(3,612)
Changes before reclassifications	(1,810)	(76)	—	(1,886)
Amounts reclassified to net income	—	(4)	21	17
Tax effect	—	19	(5)	14
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(1,810)	(61)	16	(1,855)
Balance at January 25, 2025	$(3,483)	$281	$(2,265)	$(5,467)

Balance at October 28, 2023	$(4,696)	$(12)	$(2,684)	$(7,392)
Changes before reclassifications	2,147	454	—	2,601
Amounts reclassified to net income	—	—	31	31
Tax effect	—	(112)	(8)	(120)
Other comprehensive income attributable to La-Z-Boy Incorporated	2,147	342	23	2,512
Balance at January 27, 2024	$(2,549)	$330	$(2,661)	$(4,880)

Activity in accumulated other comprehensive income (loss) for the nine months ended January 25, 2025, and January 27, 2024, is as follows:

(Unaudited, amounts in thousands)	Translation adjustment	Unrealized gain (loss) on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive income (loss)
Balance at April 27, 2024	$(3,804)	$246	$(2,312)	$(5,870)
Changes before reclassifications	321	53	—	374
Amounts reclassified to net income	—	(6)	62	56
Tax effect	—	(12)	(15)	(27)
Other comprehensive income attributable to La-Z-Boy Incorporated	321	35	47	403
Balance at January 25, 2025	$(3,483)	$281	$(2,265)	$(5,467)

Balance at April 29, 2023	$(2,652)	$(145)	$(2,731)	$(5,528)
Changes before reclassifications	103	300	—	403
Amounts reclassified to net income	—	331	93	424
Tax effect	—	(156)	(23)	(179)
Other comprehensive income attributable to La-Z-Boy Incorporated	103	475	70	648
Balance at January 27, 2024	$(2,549)	$330	$(2,661)	$(4,880)

We reclassified both the unrealized gain (loss) on marketable securities and the net pension amortization from accumulated other comprehensive loss to net income through other income (expense), net.

The components of noncontrolling interest were as follows:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/25/2025	1/27/2024	1/25/2025	1/27/2024
Balance as of the beginning of the period	$10,357	$9,507	$10,296	$10,261
Net income	516	44	977	986
Other comprehensive income (loss)	34	115	1,048	(409)
Dividends distributed to joint venture minority partners	—	—	(1,414)	(1,172)
Balance as of the end of the period	$10,907	$9,666	$10,907	$9,666

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

The following table presents our revenue disaggregated by product category and by segment or unit:

	Quarter Ended January 25, 2025				Quarter Ended January 27, 2024
(Unaudited, amounts in thousands)	Wholesale	Retail	Corporate and Other	Total	Wholesale	Retail	Corporate and Other	Total
Upholstered Furniture	$284,175	$183,076	$31,564	$498,815	$279,959	$168,473	$28,049	$476,481
Casegoods Furniture	18,316	13,275	1,932	33,523	17,955	11,021	2,231	31,207
Delivery	42,148	8,683	2,030	52,861	39,633	7,772	1,773	49,178
Other (1)	18,359	22,633	5,136	46,128	18,828	17,430	6,079	42,337
Total	$362,998	$227,667	$40,662	$631,327	$356,375	$204,696	$38,132	$599,203

Eliminations				(109,550)				(98,797)
Consolidated Net Sales				$521,777				$500,406

	Nine Months Ended January 25, 2025				Nine Months Ended January 27, 2024
(Unaudited, amounts in thousands)	Wholesale	Retail	Corporate and Other	Total	Wholesale	Retail	Corporate and Other	Total
Upholstered Furniture	$852,460	$529,723	$91,827	$1,474,010	$827,348	$512,176	$82,840	$1,422,364
Casegoods Furniture	54,366	37,153	7,452	98,971	56,178	35,796	7,723	99,697
Delivery	120,967	24,158	6,306	151,431	123,331	23,330	5,430	152,091
Other (1)	50,002	60,567	15,872	126,441	47,960	55,946	18,432	122,338
Total	$1,077,795	$651,601	$121,457	$1,850,853	$1,054,817	$627,248	$114,425	$1,796,490

Eliminations				(312,517)				(302,998)
Consolidated Net Sales				$1,538,336				$1,493,492
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

The following table presents our contract assets and liabilities:

(Unaudited, amounts in thousands)	1/25/2025	4/27/2024
Contract assets	$41,859	$35,518

Customer deposits	$101,966	$88,798
Deferred revenue	41,859	35,518
Total contract liabilities (1)	$143,825	$124,316
(1)During the nine months ended January 25, 2025, we recognized revenue of $116.5 million related to our contract liability balance at April 27, 2024.

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

Retail Segment. Our Retail segment consists of one operating segment comprised of our 197 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment sells primarily upholstered furniture, in addition to some casegoods and other home furnishings accessories, to end consumers through these stores.

Corporate and Other. Corporate and Other includes the shared costs for corporate functions, including human resources, information technology, finance and accounting, and legal, in addition to revenue generated through royalty agreements with companies licensed to use the La-Z-Boy® brand name on various products. We consider our corporate functions to be other business activities and have aggregated them with our other insignificant operating segments, including our global trading company in Hong Kong and Joybird, an e-commerce retailer that manufactures upholstered furniture, such as sofas, loveseats, chairs, ottomans, sleeper sofas and beds, and also imports casegoods (wood) furniture, such as occasional tables and other accessories. Joybird sells to the end consumer primarily online through its website, www.joybird.com, and through small-format stores in key urban markets. None of the operating segments included in Corporate and Other meet the requirements of reportable segments.

The following table presents sales and operating income (loss) by segment:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/25/2025	1/27/2024	1/25/2025	1/27/2024
Sales
Wholesale segment:
Sales to external customers	$255,028	$260,542	$770,031	$760,531
Intersegment sales	107,970	95,833	307,764	294,286
Wholesale segment sales	362,998	356,375	1,077,795	1,054,817

Retail segment sales	227,667	204,696	651,601	627,248

Corporate and Other:
Sales to external customers	39,082	35,168	116,704	105,713
Intersegment sales	1,580	2,964	4,753	8,712
Corporate and Other sales	40,662	38,132	121,457	114,425

Eliminations	(109,550)	(98,797)	(312,517)	(302,998)
Consolidated sales	$521,777	$500,406	$1,538,336	$1,493,492

Operating Income (Loss)
Wholesale segment	$23,565	$22,711	$72,093	$67,664
Retail segment	24,457	22,313	73,003	79,512
Corporate and Other	(12,854)	(12,463)	(38,786)	(46,477)
Consolidated operating income	35,168	32,561	106,310	100,699
Interest expense	(102)	(106)	(411)	(329)
Interest income	3,465	4,124	11,619	11,222
Other income (expense), net	97	(639)	(2,400)	21
Income before income taxes	$38,628	$35,940	$115,118	$111,613

Note 12: Income Taxes

Our effective tax rate was 25.1% and 25.6% for the third quarter and nine months ended January 25, 2025, respectively, compared with 20.2% and 24.5% for the third quarter and nine months ended January 27, 2024, respectively. The increase in our effective tax rate in the third quarter ended January 25, 2025 compared with the same period a year ago was primarily the result of favorable return to provision adjustments impacting the prior year and absent these discrete items, the effective tax rate would have been 25.6% for the third quarter ended January 27, 2024. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes.

Note 13: Earnings per Share

The following is a reconciliation of the numerators and denominators we used in our computations of basic and diluted earnings per share:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands, except per share data)	1/25/2025	1/27/2024	1/25/2025	1/27/2024
Numerator (basic and diluted):
Net income available to common Shareholders	$28,429	$28,640	$84,625	$83,318

Denominator:
Basic weighted average common shares outstanding	41,437	42,767	41,733	43,005
Contingent common shares	471	256	462	238
Stock option dilution	195	172	185	101
Diluted weighted average common shares outstanding	42,103	43,195	42,380	43,344

Earnings per Share:
Basic	$0.69	$0.67	$2.03	$1.94
Diluted (1)	$0.68	$0.66	$2.00	$1.92
(1)Diluted earnings per share was computed using the treasury stock method.

The values for contingent common shares set forth above reflect the dilutive effect of common shares that we would have issued to employees under the terms of performance-based share awards if the relevant performance period for the award had been the reporting period.

We exclude the effect of options from our diluted share calculation when the weighted average exercise price of the options is higher than the average market price, since including the options' effect would be anti-dilutive. For the third quarter and nine months ended January 25, 2025, we did not exclude any outstanding options from the diluted share calculation. For the third quarter and nine months ended January 27, 2024, we excluded options to purchase 0.2 million and 0.5 million shares, respectively, from the diluted share calculation.

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

The following table presents the fair value hierarchy for those assets and liabilities we measured at fair value on a recurring basis at January 25, 2025 and April 27, 2024. There were no transfers into or out of Level 1, Level 2, or Level 3 for any of the periods presented.

At January 25, 2025
	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1	Level 2	Level 3	NAV(1)	Total
Assets
Marketable securities	$—	$2,549	$—	$9,970	$12,519
Held-to-maturity investments	2,594	—	—	—	2,594
Total assets	$2,594	$2,549	$—	$9,970	$15,113

At April 27, 2024
	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1	Level 2	Level 3	NAV(1)	Total
Assets
Marketable securities	$—	$7,996	$—	$10,247	$18,243
Held-to-maturity investments	1,259	—	—	—	1,259
Total assets	$1,259	$7,996	$—	$10,247	$19,502
(1)Certain marketable securities investments are measured at fair value using net asset value per share under the practical expedient methodology.

At January 25, 2025 and April 27, 2024, we held marketable securities to fund future obligations of certain retirement plans. At April 27, 2024, we also held marketable securities intended to enhance returns on our cash.

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

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements may include words such as "aim," "anticipates," "believes," "continues," "estimates," "expects," "feels," "forecasts," "hopes," "intends," "plans," "projects," "likely," "non-recurring," "one-time," "outlook," "seeks," "short-term," "target," "unusual," or words of similar meaning, or future or conditional verbs, such as "will," "should," "could," or "may." A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on forward-looking statements, which speak to our views only as of the date of this report. These forward-looking statements are all based on currently available operating, financial, and competitive information and are subject to various risks and uncertainties, many of which are unforeseeable and beyond our control. Additional risks and uncertainties that we do not presently know about or that we currently consider to be immaterial may also affect our business operations and financial performance.

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

Introduction

Our Business

We are the leading global producer of reclining chairs and one of the largest manufacturers/distributors of residential furniture in the United States. The La-Z-Boy Furniture Galleries® stores retail network is the third largest retailer of single-branded furniture in the United States. We manufacture, market, import, export, distribute and retail upholstery furniture products under the La-Z-Boy®, England, Kincaid®, and Joybird® tradenames. In addition, we import, distribute and retail accessories and casegoods (wood) furniture products under the Kincaid®, American Drew®, Hammary®, and Joybird® tradenames.

As of January 25, 2025, our supply chain operations included the following:

•Five major manufacturing locations and 15 distribution centers in the United States and three facilities in Mexico to support our speed-to-market and customization strategy
•A logistics company that distributes a portion of our products in the United States
•An upholstery manufacturing business in the United Kingdom and a wholesale sales office that is responsible for distribution of our product in the United Kingdom and Ireland
•A global trading company in Hong Kong that helps us manage our Asian supply chain by establishing and maintaining relationships with our Asian suppliers, as well as identifying efficiencies and savings opportunities

During the second quarter of fiscal 2024, we announced actions intended to drive efficiencies and optimize our manufacturing capacity in our global supply chain operations. As part of this initiative, we made the decision to shift upholstery production from our Ramos, Mexico operations to our other upholstery plants and relocate our cut and sew operations back to Ramos, Mexico, resulting in the permanent closure of our leased cut and sew facility in Parras, Mexico. As a result of these actions, charges were recorded within the Wholesale segment in the first nine months of fiscal 2024, totaling $4.0 million in cost of sales for severance-related expenses, and $3.0 million in SG&A expense for the accelerated depreciation of fixed assets.

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

•The centerpiece of our retail distribution strategy is our network of 362 La-Z-Boy Furniture Galleries® stores and 537 La-Z-Boy Comfort Studio® locations, each dedicated to marketing our La-Z-Boy branded products. We consider this dedicated space to be “proprietary.”

◦La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort, and quality of La-Z-Boy furniture with our available design services. We own 197 of the La-Z-Boy Furniture Galleries® stores, while the remainder are independently owned and operated.
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

•Our other brands, England, American Drew, Hammary, and Kincaid enjoy distribution through many of the same outlets, with over half of Hammary’s sales originating through the La-Z-Boy Furniture Galleries® store network.

◦Kincaid and England have their own dedicated proprietary in-store programs with 654 outlets and approximately 1.9 million square feet of proprietary floor space.

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

•Retail Segment. Our Retail segment consists of one operating segment comprised of our 197 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment sells primarily upholstered furniture, in addition to some casegoods and other home furnishings accessories, to end consumers through these stores.

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

•Corporate and Other. Corporate and Other includes the shared costs for corporate functions, including human resources, information technology, finance and accounting, and legal, in addition to revenue generated through royalty agreements with companies licensed to use the La-Z-Boy® brand name on various products. We consider our corporate functions to be other business activities and have aggregated them with our other insignificant operating segments, including our global trading company in Hong Kong and Joybird, an e-commerce retailer that manufactures upholstered furniture, such as sofas, loveseats, chairs, ottomans, sleeper sofas and beds, and also imports casegoods (wood) furniture, such as occasional tables and other accessories. Joybird sells to the end consumer primarily online through its website, www.joybird.com, and through small-format stores in key urban markets. None of the operating segments included in Corporate and Other meet the requirements of reportable segments.

Results of Operations

Fiscal 2025 Third Quarter Compared with Fiscal 2024 Third Quarter

La-Z-Boy Incorporated

	Quarter Ended			Nine Months Ended
(Unaudited, amounts in thousands, except percentages)	1/25/2025	1/27/2024	% Change	1/25/2025	1/27/2024	% Change
Sales	$521,777	$500,406	4.3%	$1,538,336	$1,493,492	3.0%
Operating income	35,168	32,561	8.0%	106,310	100,699	5.6%
Operating margin	6.7%	6.5%		6.9%	6.7%

Sales

Consolidated sales increased $21.4 million, or 4%, and $44.8 million, or 3%, in the third quarter and first nine months of fiscal 2025, respectively, compared with the same periods a year ago. The increase during the third quarter of fiscal 2025 was primarily driven by delivered same-store sales growth in our Retail business, incremental sales resulting from our Retail acquisitions, and higher delivered volume in our Joybird business. The increase during the first nine months of fiscal 2025 was primarily driven by incremental sales resulting from our Retail acquisitions, higher delivered volume in our Joybird business, and higher delivered wholesale volume in our core North America La-Z-Boy branded upholstery business, including growth from our major wholesale dealers.

Operating Margin

Operating margin, which is calculated as operating income as a percentage of sales, increased 20 basis points in both the third quarter and first nine months of fiscal 2025, compared with the same periods a year ago.

•Gross margin, which is calculated as gross profit as a percentage of sales, increased 170 basis points and 90 basis points in the third quarter and first nine months of fiscal 2025, respectively, compared with the same periods a year ago.

◦Changes in our consolidated mix led to a 110 basis point increase in gross margin in the third quarter of fiscal 2025 compared with the same period a year ago, driven by growth of our Retail segment, which has a higher gross margin than our Wholesale segment.
◦Lower input costs, led by reduced commodity prices and improved sourcing, drove an increase in gross margin during the third quarter and first nine months of fiscal 2025, compared with the same periods a year ago.
◦The third quarter and first nine months of fiscal 2024 experienced favorable duty expense causing a comparative decrease in gross margin in the third quarter and first nine months of fiscal 2025.
◦Favorable fluctuations in the Mexican peso relative to the U.S. dollar drove lower production-related costs, resulting in increased gross margin during the third quarter of fiscal 2025 compared with the same period a year ago.
◦During the first nine months of fiscal 2024 we recognized $4.0 million of severance-related charges as part of our global supply chain optimization initiative, resulting in a comparative gross margin increase in the first nine months of fiscal 2025.

•SG&A expenses as a percentage of sales increased 150 basis points and 70 basis points in the third quarter and first nine months of fiscal 2025, respectively, compared with the same periods a year ago.

◦Changes in our consolidated mix led to a 110 basis point increase in SG&A expense as a percentage of sales in the third quarter of fiscal 2025 compared with the same period a year ago, driven by growth of our Retail segment, which has a higher SG&A expense as a percentage of sales than our Wholesale segment.
◦SG&A expense as a percentage of sales increased in the third quarter and first nine months of fiscal 2025 compared with the same periods a year ago, due to fixed cost deleverage on lower sales in our international wholesale business due to a significant customer transition.
◦SG&A expense as a percentage of sales in the first nine months of fiscal 2025 also increased due to higher selling expenses and fixed costs resulting from acquisitions of independently owned La-Z-Boy Furniture Galleries® and retail store expansion, both to support our long-term strategy of growing our Retail segment.

We discuss each segment’s results in the following section.
Retail Segment

	Quarter Ended			Nine Months Ended
(Unaudited, amounts in thousands, except percentages)	1/25/2025	1/27/2024	% Change	1/25/2025	1/27/2024	% Change
Sales	$227,667	$204,696	11.2%	$651,601	$627,248	3.9%
Operating income	24,457	22,313	9.6%	73,003	79,512	(8.2)%
Operating margin	10.7%	10.9%		11.2%	12.7%

Sales

The Retail segment’s sales increased $23.0 million, or 11%, and $24.4 million, or 4%, in the third quarter and first nine months of fiscal 2025, respectively, compared with the same periods a year ago. The increase during the third quarter was primarily due to higher delivered same-store sales along with $9.2 million of incremental sales resulting from our retail store acquisitions that occurred in fiscal 2024 and fiscal 2025. During the first nine months of fiscal 2025, our retail store acquisitions contributed $32.1 million of incremental sales but were partially offset by a decline in delivered same-store sales.

Written same-store sales increased 7% and 1% in the third quarter and first nine months of fiscal 2025, respectively, compared with the same periods a year ago, driven by strong store-level execution and improved traffic trends in the third quarter of fiscal 2025. Same-store sales include the sales of all currently active stores that have been open and company-owned for each comparable period.

Operating Margin

The Retail segment's operating margin decreased 20 basis points and 150 basis points in the third quarter and first nine months of fiscal 2025, respectively, compared with the same periods a year ago.

•Gross margin decreased 10 basis points and increased 10 basis points in the third quarter and first nine months of 2025, respectively, compared with the same periods a year ago, as a result of slight shifts in our product mix.

•SG&A expenses as a percentage of sales increased 10 basis points and 160 basis points in the third quarter and first nine months of fiscal 2025, respectively, compared with the same periods a year ago. The increase in the first nine months of fiscal 2025 was primarily due to increased selling expenses and fixed costs resulting from our acquisitions of independently owned La-Z-Boy Furniture Galleries® and retail store expansion, both to support our long-term strategy of growing our Retail segment.

Wholesale Segment

	Quarter Ended			Nine Months Ended
(Unaudited, amounts in thousands, except percentages)	1/25/2025	1/27/2024	% Change	1/25/2025	1/27/2024	% Change
Sales to external customers	$255,028	$260,542		$770,031	$760,531
Intersegment sales	107,970	95,833		307,764	294,286
Total Sales	362,998	356,375	1.9%	1,077,795	1,054,817	2.2%
Operating income	23,565	22,711	3.8%	72,093	67,664	6.5%
Operating margin	6.5%	6.4%		6.7%	6.4%

Sales

The Wholesale segment’s sales increased $6.6 million, or 2%, and $23.0 million, or 2%, in the third quarter and first nine months of fiscal 2025, respectively, compared with the same periods a year ago. Over the same periods, intercompany sales from our Wholesale segment to our Retail segment increased 13% and 5%, respectively. Sales in both the third quarter and first nine months of fiscal 2025 benefited from a favorable shift in product mix toward higher price products which was partially offset by the impact of a significant customer transition in our international wholesale business. Additionally, sales during the first nine months of fiscal 2025 were higher due to increased sales volume in our core North America La-Z-Boy branded upholstery business, including growth from our major wholesale dealers.

Operating Margin

The Wholesale segment's operating margin increased 10 basis points and 30 basis points in the third quarter and first nine months of fiscal 2025, respectively, compared with the same periods a year ago

•Gross margin increased 130 basis points and 40 basis points in the third quarter and first nine months of fiscal 2025, respectively, compared with the same periods a year ago.

◦Lower input costs, led by reduced commodity prices and improved sourcing drove an 80 basis point and 70 basis point increase in gross margin during the third quarter and first nine months of fiscal 2025, respectively, compared with the same periods a year ago.
◦The third quarter and first nine months of the prior year experienced favorable duty expense, causing a comparative 70 basis point and 30 basis point decrease in gross margin in the third quarter and first nine months of fiscal 2025, respectively.
◦Favorable fluctuations in the Mexican peso relative to the U.S. dollar drove lower production-related costs, resulting in an 80 basis point increase in gross margin during the third quarter of fiscal 2025 compared with the same period a year ago.
◦Gross margin in the third quarter of fiscal 2025 benefited 20 basis points from a favorable shift in channel mix toward sales to our La-Z-Boy Furniture Galleries®, which generally carry products with a higher gross margin than products sold to external customers. A shift in channel mix towards external customers was experienced during the first nine months of fiscal 2025, resulting in a 50 basis point decrease in gross margin.
◦During the first nine months of fiscal 2024, we recognized $4.0 million in severance-related charges as part of our global supply chain optimization initiative, resulting in comparative gross margin increase of 10 basis points and 40 basis points in the third quarter and first nine months of fiscal 2025, respectively.

•SG&A expense as a percentage of sales increased 120 basis points and 10 basis points in the third quarter and first nine months of fiscal 2025, respectively, compared with the same periods a year ago.

◦Marketing expense in the third quarter of fiscal 2025 increased relative to the prior year, resulting in a 50 basis point increase in SG&A expense as a percentage of sales. For the first nine months of fiscal 2025, marketing expense decreased relative to the prior year, as during fiscal 2024 we launched our Long Live the Lazy campaign, resulting in a 30 basis point comparative decrease in SG&A expense as a percentage of sales.
◦SG&A expense as a percentage of sales increased 50 basis points and 30 basis points in the third quarter and first nine months of fiscal 2025, respectively, from fixed cost deleverage on lower sales in our international wholesale business due to a significant customer transition.

Corporate and Other

	Quarter Ended			Nine Months Ended
(Unaudited, amounts in thousands, except percentages)	1/25/2025	1/27/2024	% Change	1/25/2025	1/27/2024	% Change
Sales	$40,662	$38,132	6.6%	$121,457	$114,425	6.1%
Intercompany eliminations	(109,550)	(98,797)	(10.9)%	(312,517)	(302,998)	(3.1)%
Operating loss	(12,854)	(12,463)	(3.1)%	(38,786)	(46,477)	16.5%

Sales

Corporate and Other sales increased $2.5 million and $7.0 million in the third quarter and first nine months of fiscal 2025, respectively, compared with the same periods a year ago. The change in sales was primarily led by Joybird sales which increased $3.0 million to $37.1 million and $8.4 million to $110.3 million in the third quarter and first nine months of fiscal 2025, respectively, compared with the same periods a year ago, as higher delivered volume and a favorable shift in product mix more than offset promotional activity. Written sales for Joybird increased 10% and 7% in the third quarter and first nine months of fiscal 2025, respectively, compared with the same periods a year ago.

Intercompany eliminations increased in the third quarter and first nine months of fiscal 2025 compared with the same periods a year ago due to higher sales from our Wholesale segment to our Retail segment.

Operating Loss

Our Corporate and Other operating loss increased $0.4 million and decreased $7.7 million in the third quarter and first nine months of fiscal 2025, respectively, compared with the same periods a year ago. The third quarter of fiscal 2025 benefited from improved Joybird operating margin, resulting in breakeven profit, but was more than offset by lower intercompany operating profit from our global trading company in Hong Kong. In the first nine months of fiscal 2025, Joybird operating profit improvements along with favorable intercompany inventory profit elimination adjustments, relative to the same period a year ago, were partially offset by lower intercompany operating profit from our global trading company in Hong Kong.

Non-Operating Income (Expense)

Interest Income

Interest income was $0.7 million lower and $0.4 million higher in the third quarter and first nine months of 2025, respectively, compared with the same period a year ago, primarily driven by changes in interest rates which decreased throughout the first nine months of fiscal 2025.

Other Income, (Expense), Net

Other income (expense), net was $0.1 million of income and $2.4 million of expense in the third quarter and first nine months of fiscal 2025, respectively. The expense in the first nine months of fiscal 2025 was primarily due to exchange rate losses related to our operations in Mexico and Thailand.

Income Taxes

Our effective tax rate was 25.1% and 25.6% for the third quarter and first nine months of fiscal 2025, respectively, compared with 20.2% and 24.5% for the third quarter and first nine months of fiscal 2024. The increase in our effective tax rate in the third quarter of fiscal 2025 compared with the same period a year ago was primarily the result of favorable return to provision adjustments impacting the prior year and absent these discrete items, the effective tax rate would have been 25.6% for the third quarter of fiscal 2024. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes.

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

We had cash, cash equivalents and restricted cash of $314.6 million at January 25, 2025, compared with $341.1 million at April 27, 2024. In addition, we had investments to enhance our returns on cash of $2.6 million at January 25, 2025, compared with $6.8 million at April 27, 2024.

The following table illustrates the main components of our cash flows:

	Nine Months Ended
(Unaudited, amounts in thousands)	1/25/2025	1/27/2024
Cash Flows Provided By (Used For)
Net cash provided by operating activities	$125,269	$105,354
Net cash used for investing activities	(71,190)	(54,029)
Net cash used for financing activities	(81,208)	(64,476)
Exchange rate changes	620	(348)
Change in cash, cash equivalents and restricted cash	$(26,509)	$(13,499)

Operating Activities

During the first nine months of fiscal 2025, net cash provided by operating activities was $125.3 million, an increase of $19.9 million compared with the same period a year ago. The year over year increase was primarily due to an increase in customer deposits and favorable net changes in working capital, including lower receivables and lower inventory, partially offset by reduced payables. Our cash provided by operating activities in fiscal 2025 was primarily attributable to net income, adjusted for non-cash items and favorable net changes in working capital, including higher payables and lower receivables, partially offset by an increase in inventory.

Investing Activities

During the first nine months of fiscal 2025, net cash used for investing activities was $71.2 million, an increase of $17.2 million compared with the same period a year ago, primarily due to an increase in capital expenditures. Cash used for investing activities in fiscal 2025 included the following:

•Cash used for capital expenditures in the period was $51.5 million compared with $38.0 million during the first nine months of fiscal 2024, which was primarily related to La-Z-Boy Furniture Galleries® (new stores and remodels), manufacturing-related investments, and market showroom upgrades. We anticipate that spending on these items will continue in fiscal 2025 with full year fiscal 2025 capital expenditures expected to be in the range of $70 to $80 million. We have no material contractual commitments outstanding for future capital expenditures.
•Cash used for acquisitions was $24.8 million, primarily related to the acquisition of the Davenport, Iowa, Melbourne and Cocoa, Florida, and Toledo, Ohio retail businesses.
•Proceeds from the sale of investments, net of investment purchases, were $4.9 million.

Financing Activities

On October 15, 2021, we entered into a five-year $200 million unsecured revolving credit facility (as amended, the “Credit Facility”). Borrowings under the Credit Facility may be used by the Company for general corporate purposes. We may increase the size of the facility, either in the form of additional revolving commitments or new term loans, subject to the discretion of each lender to participate in such an increase, up to an additional amount of $100 million. The Credit Facility will mature on October 15, 2026 and provides us the ability to extend the maturity date for two additional one-year periods, subject to the satisfaction of customary conditions. As of January 25, 2025, we have no borrowings outstanding under the Credit Facility.

The Credit Facility contains certain restrictive loan covenants, including, among others, financial covenants requiring a maximum consolidated net lease adjusted leverage ratio and a minimum consolidated fixed charge coverage ratio, as well as customary covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of certain assets. As of January 25, 2025, we were in compliance with our financial covenants under the Credit Facility. We believe our cash and cash equivalents, short-term investments, and cash from operations, in addition to our available Credit Facility, will provide adequate liquidity for our business operations over the next 12 months.

During the first nine months of fiscal 2025, net cash used for financing activities was $81.2 million, an increase of $16.7 million compared with the same period a year ago, primarily due to higher share repurchases, partially offset by higher proceeds from exercised stock options. In addition, our cash used for financing activities in fiscal 2024 included holdback payments of $5.0 million for a prior period acquisition. Cash used for financing activities in fiscal 2025 included the following:

•Our board of directors has authorized the repurchase of company stock and we spent $64.4 million in the first nine months of fiscal 2025 to repurchase 1.7 million shares. As of January 25, 2025, 4.0 million shares remained available for repurchase pursuant to this authorization. With the operating cash flows we anticipate generating in fiscal 2025, we expect to continue repurchasing Company stock subject to market conditions and other factors as deemed relevant by our board of directors.
•Cash paid to our shareholders in quarterly dividends was $25.9 million. Our board of directors has sole authority to determine if and when we will declare future dividends and on what terms. We expect the board to continue declaring regular quarterly cash dividends for the foreseeable future, but it may discontinue doing so at any time at the board's discretion.
•Proceeds from exercised stock options, net of stock issued and taxes withheld as part of our employee benefit plans, were $10.9 million.

Exchange Rate Changes

Due to changes in exchange rates, our cash, cash equivalents, and restricted cash increased by $0.6 million for the nine months ended January 25, 2025. These changes impacted our cash balances held in Canada, Thailand, and the United Kingdom.

Other

During the third quarter of fiscal 2025, there were no material changes to the information about our contractual obligations and commitments disclosed in our Annual Report on Form 10-K for the fiscal year ended April 27, 2024. We do not expect our continuing compliance with existing federal, state and local statutes dealing with protection of the environment to have a material effect on our capital expenditures, earnings, competitive position or liquidity.

Critical Accounting Policies

We disclosed our critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended April 27, 2024. There were no material changes to our critical accounting policies or estimates during the nine months ended January 25, 2025.

Recent Accounting Pronouncements

See Note 1, Basis of Presentation, to the consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of recently adopted accounting standards and other new accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first nine months of fiscal 2025, there were no material changes from the information contained in Item 7A of our Annual Report on Form 10-K for the fiscal year ended April 27, 2024.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the third quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

We disclosed our risk factors in our Annual Report on Form 10-K for the fiscal year ended April 27, 2024. There have been no material changes to our risk factors during the first nine months of fiscal 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our board of directors has authorized the repurchase of Company stock. Repurchases under these programs will be made at management's discretion from time to time on the open market or in privately negotiated transactions and through Rule 10b5-1. We spent $11.2 million in the third quarter of fiscal 2025 to repurchase 0.3 million shares, pursuant to a Rule 10b5-1 plan and as discretionary purchases. As of January 25, 2025, 4.0 million shares remained available for repurchase pursuant to the board authorization. With the operating cash flows we anticipate generating in fiscal 2025, we expect to continue repurchasing Company stock, subject to market conditions and other factors as deemed relevant by our board of directors.

The following table summarizes our repurchases of Company stock during the quarter ended January 25, 2025 and includes shares purchased from employees to satisfy their withholding tax obligations upon vesting of restricted shares:

(Unaudited, amounts in thousands, except per share data)	Total number of shares repurchased (1)	Average price paid per share	Total number of shares repurchased as part of publicly announced plan (2)	Maximum number of shares that may yet be repurchased under the plan
Fiscal November (October 27 – November 30, 2024)	271	$41.47	271	3,994
Fiscal December (December 1 – December 28, 2024)	—	$—	—	3,994
Fiscal January (December 29 – January 25, 2025)	2	$44.66	—	3,994
Total (Fiscal Third Quarter of 2025)	273		271	3,994
(1)    In addition to the 271,028 shares we repurchased during the quarter as part of our publicly announced, board-authorized plan described above, this column includes 1,625 shares we repurchased from employees to satisfy their withholding tax obligations upon vesting of restricted and performance based shares.
(2)    On October 28, 1987, our board of directors announced the authorization of the plan to repurchase Company stock. The plan originally authorized 1.0 million shares, and since October 1987, 33.5 million shares have been added to the plan for repurchase. The authorization has no expiration date.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Officers

During the quarter ended January 25, 2025, none of our directors or officers adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Number	Description
(3.1)	Amended and Restated Bylaws of La-Z-Boy Incorporated, effective as of December 10, 2024 (Incorporated by reference to Exhibit 3.1 to Form 8-K, filed December 16, 2024)
(31.1)	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a)
(31.2)	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a)
(32)	Certifications of Executive Officers pursuant to 18 U.S.C. Section 1350(b)
(101.INS)	Inline XBRL Instance Document
(101.SCH)	Inline XBRL Taxonomy Extension Schema Document
(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document
(104)	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2025, formatted in Inline XBRL (included in Exhibit 101)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LA-Z-BOY INCORPORATED
(Registrant)

Date: February 18, 2025

BY: /s/ Jennifer L. McCurry
Jennifer L. McCurry Vice President, Corporate Controller and Chief Accounting Officer