Form 10-K
period 2025-04-26
LA-Z-BOY INC
filed 2025-06-17
CIK 57131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 26, 2025
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Based on the closing sales price as reported on the New York Stock Exchange on October 25, 2024, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant on that date was approximately $1,628 million.
The number of shares of common stock, $1.00 par value, of the registrant outstanding as of June 10, 2025 was 40,880,790.
DOCUMENTS INCORPORATED BY REFERENCE:
(1)Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for its 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

LA-Z-BOY INCORPORATED
ANNUAL REPORT ON FORM 10-K FOR FISCAL 2025
Note: The responses to Items 10 through 14 of Part III will be included in the La-Z-Boy Incorporated definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the 2025 Annual Meeting of Shareholders and are incorporated by reference herein.

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

As of April 26, 2025, our supply chain operations included the following:

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

We sell our products through multiple channels: to furniture retailers or distributors in the United States, Canada, and approximately 50 other countries, including the United Kingdom, Australia, China, and New Zealand; directly to consumers through retail stores that we own and operate; and through our websites, www.la-z-boy.com and www.joybird.com.

•The centerpiece of our retail distribution strategy is our network of 366 La-Z-Boy Furniture Galleries® stores, over 500 La-Z-Boy Comfort Studio® locations, and over 500 La-Z-Boy branded space locations, each dedicated to marketing our La-Z-Boy branded products.

◦La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort, and quality of La-Z-Boy furniture with our available design services. We own 203 of the La-Z-Boy Furniture Galleries® stores, while the remainder are independently owned and operated.
◦La-Z-Boy Comfort Studio® locations are defined spaces within larger independent retailers that are dedicated to displaying and selling La-Z-Boy branded products, while La-Z-Boy branded space locations display a curated selection of La-Z-Boy branded products within larger independent dealers. All La-Z-Boy Comfort Studio® locations and La-Z-Boy branded space locations are independently owned and operated.
◦In total, we have approximately 7.7 million square feet of proprietary floor space dedicated to selling La-Z-Boy branded products in North America within our La-Z-Boy Furniture Galleries® stores and La-Z-Boy Comfort Studio® locations.
◦We also have approximately 2.6 million square feet of floor space outside of the United States and Canada dedicated to selling La-Z-Boy branded products.

•Our other brands, England, American Drew, Hammary, and Kincaid enjoy distribution through many of the same outlets, with over half of Hammary’s sales originating through the La-Z-Boy Furniture Galleries® store network.

◦Kincaid and England have their own dedicated proprietary in-store programs with 662 outlets and approximately 1.9 million square feet of proprietary floor space.

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

We have provided additional detailed information regarding our segments and their products in Note 16, Segment Information, to our consolidated financial statements and Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section, both of which are included in this report.

Raw Materials and Parts

The principal raw materials and parts used for manufacturing that are purchased are cover (primarily fabrics and leather), polyester batting and polyurethane foam for cushioning and padding, lumber and plywood for frames, steel for motion mechanisms, electrical components for power units and various other metal components for fabrication of product.

We purchase most of our polyurethane foam from three suppliers, which have several facilities across the United States and the vast majority of our polyester batting is also sourced within the United States.

We purchase cover from a variety of sources, but we rely on a limited number of major suppliers. We purchase approximately two-thirds of our cover in a raw state (fabric rolls or leather hides) from suppliers in multiple countries including China, the United States, Vietnam and Brazil. Fabric and leather are primarily imported directly into Mexico where it is then cut and sewn into cover in our cut and sew facilities. We purchase the remainder of our cut and sewn leather and fabric kits from three main suppliers primarily from China and Vietnam. We use these suppliers primarily for their product design capabilities and to balance our mix of in-sourced and out-sourced production. If any of these suppliers experience financial or other difficulties, we could experience temporary disruptions in our manufacturing process until we find alternative sources of supply.

We manage our Asian supply chain through our global trading company in Hong Kong, which works to identify efficiencies and savings opportunities, while verifying La-Z-Boy quality standards are being adhered to and managing the relationships with our Asian suppliers.

During fiscal 2025, the cost of materials and parts used for manufacturing decreased across several categories. In fiscal 2026, we anticipate that prices of such materials and parts will remain relatively consistent with those seen at the end of fiscal 2025, with potential increases due to economic volatility, tariffs and inflation related to our core materials. To the extent that we experience changes in our cost of materials and parts, we may explore alternative sourcing, adjust our selling prices or assess material surcharges, or take other actions, accordingly. However, in the event of rising costs, increases in selling prices or implementation of surcharges may not fully mitigate the impact of raw material cost increases, which could adversely impact operating profits.

Finished Goods Imports

Imported finished goods represented 6% of our consolidated sales in fiscal 2025 and 2024. In fiscal 2025, we purchased over 90% of this imported product from Vietnam, with roughly half coming from three major suppliers. We use these suppliers primarily to leverage our buying power, to control quality and product flow, and because their capabilities align with our product design needs. If any of these suppliers experience financial or other difficulties, we could experience disruptions in our product flow until we obtain alternate suppliers, which could be lengthy due to the longer lead time required for sourced wood furniture from Asian manufacturers.

The prices we paid for imported products, including associated transportation, increased during 2025 compared with fiscal 2024, mainly due to higher ocean freight costs as a result of supply challenges in global shipping routes. In fiscal 2026, while we expect ocean freight to stabilize and be relatively consistent with fiscal 2025, we anticipate higher overall product costs as a result of geopolitical uncertainties around trade policy and tariffs.

Tariff Exposure

In fiscal 2025, approximately 90% of the upholstered units sold in North America were produced in the United States. Of the remainder, most were produced in Mexico and were originating under the United States-Mexico-Canada Agreement ("USMCA"). This has been our supply chain design throughout history to support our businesses by offering customized products to consumers in a short time period. These supply chain operations allow us to mitigate the impact of tariffs on imported goods. While a significant portion of our raw cover is sourced from China, it is primarily imported directly into Mexico where it is converted and substantially transformed under the USMCA rules of origin. The vast majority of the products produced and exported out of Mexico are USMCA compliant. While we remain subject to tariffs on Chinese products directly imported into the United States, the exposure to our cost of goods in fiscal 2025 was minimal. With regards to our imported finished goods, while the vast majority of our imported casegoods product is sourced directly from Vietnam, given the size of this business relative to the entire Company, the exposure to our cost of goods in fiscal 2025 was also minimal. We continue to monitor changes to global trade policies, remaining agile with the ability to shift our sourcing and production, adjust our selling prices or assess material surcharges, or take other actions, as necessary.

Seasonal Business

Our business has historically displayed seasonal patterns driven by consumer behavior with demand highest in the winter months as discretionary spend tends to shift toward travel and leisure activities during the summer months. For our wholesale business, our fiscal fourth quarter has historically had the highest volume of delivered sales relative to other quarters. For our retail businesses, which includes our company-owned retail stores, our fiscal third and fourth quarters typically have the highest volume of delivered sales relative to other quarters.

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

During fiscal 2025, we experienced our largest sales in the fourth quarter for both our wholesale and retail businesses, which we believe was consistent with overall trends in the furniture industry and we anticipate typical seasonality for both our wholesale and retail businesses in fiscal 2026.

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

Upholstered furniture has a shorter life cycle than casegoods furniture because upholstered furniture is typically more fashion and design-oriented and is often purchased one or two pieces at a time. Purchases and demand for consumer goods, including upholstered furniture, fluctuate based on consumer confidence. Casegoods products, in contrast, are longer-lived and frequently purchased in groupings or "suites," resulting in a much larger cost to the consumer. As a result, casegoods sales are more sensitive to economic conditions, including growth or a slowdown in the housing market, whereas upholstered furniture, while still impacted, may exhibit a less volatile sales pattern over an economic cycle.

Practices Regarding Working Capital Items

The following describes our significant practices regarding working capital items.

Inventory: For our upholstery business within our Wholesale segment, we maintain raw materials and work-in-process inventory at our manufacturing locations. Finished goods inventory is maintained at our distribution centers as well as our manufacturing locations. Our distribution centers allow us to streamline the warehousing and distribution processes for our La-Z-Boy Furniture Galleries® store network, including both company-owned stores and independently-owned stores. Our distribution centers also allow us to reduce the number of individual warehouses needed to supply our retail outlets and help us reduce inventory levels at our manufacturing and retail locations.

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

Our inventory decreased $8.0 million as of year end fiscal 2025 compared with year end fiscal 2024 as we continue to stabilize inventory levels and align production with incoming order trends. We actively manage our inventory levels on an ongoing basis to ensure they are appropriate relative to our sales volume, supporting our focus on comfortable custom furniture with quick speed to delivery.

Accounts Receivable: Our accounts receivable increased $0.3 million as of year end fiscal 2025 compared with year end fiscal 2024, primarily reflecting higher sales to our wholesale customers.

Additionally, our allowance for receivable credit losses at the end of fiscal 2025 was relatively flat compared with the end of fiscal 2024. We monitor our customers' accounts, limit our credit exposure to certain independent dealers, and strive to decrease our days' sales outstanding.

Accounts Payable: Our accounts payable decreased $0.5 million as of year end fiscal 2025 compared with year end fiscal 2024, primarily reflecting lower inventory purchases.

Customer Deposits: We collect a deposit from our customers at the time a customer order is placed in one of our company-owned retail stores or through our websites, www.la-z-boy.com and www.joybird.com. Customer deposits decreased $15.9 million as of fiscal year end 2025 compared with fiscal year end 2024, primarily due to a reduction in backlog resulting from improved delivery lead times driven by continued operational efficiencies in our manufacturing and distribution processes.

Customers

We sell directly to end consumers through our company-owned La-Z-Boy Furniture Galleries® stores that make up our Retail segment, our small-format Joybird stores, and our websites, www.la-z-boy.com and www.joybird.com. Sales in our Wholesale segment are primarily to third-party furniture retailers, which also includes independently-owned La-Z-Boy Furniture Galleries®. While mainly located throughout the United States and Canada, we also have customers located in various other countries, including the United Kingdom, Australia, China and New Zealand.

We have formal agreements with many furniture retailers for them to display and merchandise products from one or more of our operating units and sell them to consumers in dedicated retail space, either in stand-alone stores or dedicated proprietary galleries, or La-Z-Boy Comfort Studio® locations within their stores. We consider this dedicated space to be "proprietary." In addition, we display a curated selection of La-Z-Boy branded products within larger independent dealers, designated as La-Z-Boy branded spaces. For our Wholesale segment, our fiscal 2025 customer mix based on sales was approximately 60% proprietary, 10% major dealers (large, regional retailers), and 30% other independent retailers.

The success of our product distribution model relies heavily on having retail floor space that is dedicated to displaying and marketing our products. Maintaining, updating, and, when appropriate, expanding our proprietary distribution network is a key part of our overall sales and marketing strategy. We intend, over the long-term, to not only increase the number of stores in the network but also to continue to improve their quality, including upgrading old-format stores to our new concept design through remodels and relocations. We continue to maintain and update our current stores to improve the quality of the network. During fiscal 2025 the La-Z-Boy Furniture Galleries® store network opened 15 new stores and relocated or remodeled 29 stores. In fiscal 2026, the La-Z-Boy Furniture Galleries® store network further plans to open 13 to 18 stores and relocate or remodel 20 to 25 stores, all of which will feature our latest store designs. Additionally, during fiscal 2026 we plan to open or update approximately 80 La-Z-Boy Comfort Studio® locations as well as over 300 branded space locations.

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

Orders and Backlog

We typically build upholstery units based on specific orders, either for dealer stock or to fill consumers' custom orders, whereas we import casegoods product primarily to fill our internal orders, rather than customer or consumer orders. We define backlog as any written order that has not yet been delivered, whether to an independent furniture retailer, an independently-owned La-Z-Boy Furniture Galleries® store, or the end consumer through our company-owned La-Z-Boy Furniture Galleries® stores.

Historically, the size of our backlog at a given time varies and may not be indicative of our future sales and, therefore, we do not rely entirely on backlogs to predict future sales. Our wholesale backlog was $119.5 million as of April 26, 2025, a 13% decrease compared with our fiscal 2024 year end backlog of $136.6 million. The decrease in fiscal 2025 was primarily due to improved delivery lead times driven by continued operational efficiencies in our manufacturing and distribution processes. We anticipate our backlog will remain relatively stable in fiscal 2026.

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

Trademarks, Licenses and Patents

We own the La-Z-Boy trademark, which is essential to the Wholesale and Retail segments of our business. We also own the Joybird trademark, which, along with the La-Z-Boy trademark, is essential to our e-commerce business. Additionally, we own a number of other trademarks that we utilize in marketing our products. We consider our La-Z-Boy trademark to be among our most valuable assets and we have registered that trademark and others in the United States and various other countries where our products are sold. These trademarks have a perpetual life, subject to renewal. We license the use of the La-Z-Boy trademark to certain international partners and dealers outside of North America. We also license the use of the La-Z-Boy trademark on contract office furniture, outdoor furniture, furniture for recreational vehicles, and certain non-furniture products, as these arrangements enhance our brand awareness, broaden the perceptions of La-Z-Boy, and create visibility of the La-Z-Boy brand in channels outside of the residential furniture industry. In addition, we license to our branded dealers the right to use our La-Z-Boy trademark in connection with the sale of our products and related services, on their signs, and in other ways, which we consider to be a key part of our marketing strategies. We provide more information about those dealers under "Customers."

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

Human Capital

Employees

We employed approximately 10,600 full-time equivalent employees at the end of fiscal 2025, compared with approximately 10,200 employees at the end of fiscal 2024. The increase in headcount was primarily driven by additional employees in our manufacturing operations and growth in our retail business. As of the end of fiscal 2025 we employed approximately 8,000 employees in our Wholesale segment, 1,800 in our Retail segment, 500 in our Joybird business, with the remaining employees being corporate personnel. We employ the majority of our employees on a full-time basis.

Purpose and Values

At La-Z-Boy Incorporated, we believe in the transformational power of comfort. We provide an excellent consumer experience, create high quality products and empower people to transform rooms, homes and communities with comfort. Our teams are committed to our core values of Courage, Curiosity and Compassion. We are not afraid to try new things, we are relentless in our mission to understand our business and consumers, and we honor our almost 100-year legacy that was built on family.

Sustainability

For La-Z-Boy Incorporated, embracing sustainability is much more than a means to do good - it is a key principle to ensure long-term success in an ever-changing industry and dynamic global economy. With sustainability as a core foundation, we preserve resources and natural habitat, extend the impact of our investments, ensure regulatory compliance, and develop meaningful connections with employees and stakeholders. Our strategic initiatives include three key principles that align sustainability focus and company operations to drive long-term success.

•Lean Manufacturing. Production aimed at maximizing yield, minimizing waste of all forms, optimizing efficiencies, and providing benefits to our customers, our shareholders and the planet.

•Sustainable and Agile Supply Chain. Ensuring availability of necessary materials and services while adhering to environmental and social standards.

•Human-Centered Approach. Leading through compassion by focusing on stakeholder collaboration and employee well-being, awareness, and competence.

At La-Z-Boy Incorporated, we support our employees so they can make courageous choices and help our business thrive. Our people practices are linked to our sustainability initiatives. The sustainable culture we are building is designed to empower employees to do what is right in the workplace and in our communities. From supporting our employees’ careers and providing a safe and ethical work environment to giving back to the communities where we live and work, people are always at the heart of our brand.

Compliance and Ethics

La-Z-Boy Incorporated is dedicated to upholding the highest ethical standards and working with honesty and integrity in all aspects of our business operations. Our Code of Conduct provides a clear and thorough ethics standard for all employees, officers, and directors with respect to interactions with customers, vendors, and other staff. Employees also undergo annual training on ethics and the Code of Conduct. We also maintain an Ethics Hotline to make it easy for employees and suppliers to report any concerns. This line is available 24 hours a day and is operated by a third-party. Reports are taken by trained professionals and promptly forwarded to our Corporate Compliance team. Employees may also communicate any concerns through a dedicated online portal.

Culture of Belonging

At the heart of our workplace is a Culture of Belonging - a commitment to ensure that every employee feels valued, heard, and empowered to bring their full selves to work. We believe that when people feel a true sense of belonging and purpose, they thrive, and so does our organization. We are intentional about building a team that reflects the makeup of the global communities we serve. We know that the unique backgrounds, lived experiences, and perspectives of our employees make us stronger, more innovative, and better equipped to deliver on our mission. Rooted in our purpose and values, we strive to be curious, courageous, and compassionate in all that we do. These qualities guide us as we continue to foster a workplace that not only attracts exceptional talent but also celebrates differences and encourages bold thinking to unlock the transformational power of comfort.

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

We work to forge relationships with agencies, such as the Occupational Safety and Health Administration (OSHA), to understand how we can best adhere to health and safety practices. Additionally, the National Safety Council (NSC) has recognized La-Z-Boy Incorporated with multiple awards for safety performance and leadership throughout the Company’s history. This includes our recognition as an eight-time recipient of the Corporate Culture of Safety Award.

Training and Development

We are committed to fostering a workplace that supports development aligned with our values of compassion, curiosity, and courage. Across all areas of our business, we provide opportunities for personal and professional development that empower our employees to thrive in their current roles and prepare for future advancement.

We offer on-the-job training, particularly in our operations and retail environments, to ensure employees have the tools and knowledge to uphold our high standards for product quality and customer experience. In addition, we host monthly competency-building training courses open to all employees, designed to strengthen core capabilities and support career growth across functions.

We prioritize internal promotion and are dedicated to equipping new managers with the foundational skills needed to succeed in leadership roles. Our structured leadership development program prepares employees who are new to managing teams by focusing on the behaviors and skills essential to leading with impact.

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

Community Giving

Throughout our 98-year history, giving back to our communities has been woven through La-Z-Boy Incorporated’s culture following the example set by our founders. When it comes to giving, our vision is to improve the lives of others by developing exceptional programs based on partnerships where employees feel a sense of connection and pride in their communities and our mission is to enhance the quality of life in the communities in which we live and serve through leadership, financial contributions, and volunteer efforts.

Our philanthropic initiatives include the La-Z-Boy Foundation, local community involvement, disaster relief, and our signature charity, Ronald McDonald House Charities. La-Z-Boy Incorporated is honored to be the official furniture provider for Ronald McDonald House Charities. Throughout fiscal 2025, La-Z-Boy Incorporated has continued our support of providing furniture and financial contributions to non-profit organizations with special emphasis on arts/culture/humanities, community enrichment, education, and health and human services.

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

Macroeconomic and Market Risk Factors

Declines in certain economic and market conditions that impact consumer confidence and consumer spending, or cause further disruption in our business, could negatively impact our sales, results of operations and liquidity.

The furniture industry and our business are particularly sensitive to cyclical variations in the general economy and to uncertainty regarding future economic conditions because our principal products are consumer goods that may be considered postponable discretionary purchases. Economic downturns and prolonged negative economic conditions have affected, and could continue to affect general consumer spending, resulting in a decrease in the overall demand for such discretionary items, including home furnishings. Factors influencing consumer spending include, among others, general economic conditions, consumer disposable income, recession and fears of recession, United States government default or shutdown or the risk of such default or shutdown, inflation, unemployment, war and fears of war, changes in global trade policies, availability of consumer credit, consumer debt levels, consumer confidence, conditions in the housing market, fuel prices, interest rates, sales tax rates, civil disturbances and terrorist activities, natural disasters, adverse weather, and health epidemics or pandemics. We are unable to identify and predict to what extent such factors may further impact consumer spending on our products in the short and long term.

Loss of market share and other financial or operational difficulties due to competition would likely result in a decrease in our sales, earnings, and liquidity.

The residential furniture industry is highly competitive and fragmented. We currently compete with many other manufacturers and retailers, including online retailers. Some of these competitors offer widely advertised products or are large retail furniture dealers offering their own store-branded products. Competition in the residential furniture industry is based on, among other factors, quality, style of products, perceived value, price, promotional activities, customer service and experience, omnichannel presence, and advertising. Changes in pricing and promotional activities of competitors may adversely affect our performance. In addition, due to the large number of competitors and their wide range of product offerings, we may not be able to differentiate our products (through styling, finish, and other construction techniques) from those of our competitors. The highly competitive nature of the industry means we are constantly subject to the risk of losing market share, which would likely decrease our future sales, earnings, and liquidity.

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

Cyber-attacks designed to gain access to and extract sensitive information or otherwise affect or compromise the confidentiality, integrity, and availability of information, including phishing attempts, denial of service attacks, and malware or ransomware incidents, have occurred over the last several years at a number of major U.S. companies and have resulted in, among other things, the unauthorized release of confidential information, material business disruptions, and negative brand and reputational impacts. Additionally, because techniques used to obtain unauthorized access to systems and networks are increasingly sophisticated and constantly evolving, we may not be able to anticipate, detect, or prevent all attacks until after they have already been launched. For example, as artificial intelligence continues to evolve, cyber-attackers could also use artificial intelligence to develop malicious code and sophisticated phishing attempts. Similar to many other retailers, we receive, process, store, use and share data about our customers, consumers, employees, contractors, suppliers, vendors and others, including payment information and personally identifiable information, as well as other personal, confidential and proprietary information. Additionally, we rely on third-party service providers to execute certain business processes and maintain certain information technology systems and infrastructure, and we supply such third-party providers with the data required for those services.

During fiscal 2025, we were subject, and in the future, we will likely continue to be subject, to attempts to breach the security of our networks and IT infrastructure. Such attempts may involve cyber-attack, malware, ransomware, computer viruses, phishing attempts, social engineering and other means of unauthorized access. A breach of our systems, either internally, through potential vulnerabilities of our employees' home networks, or at our third-party technology service providers, could adversely affect our business operations and result in the loss or misappropriation of, and unauthorized access to, sensitive information. As a result of a breach involving the unauthorized release of sensitive information, our reputation could be adversely affected resulting in a loss of our existing customers and potential future customers, or we could face claims, demands, lawsuits, regulatory investigations and could incur fines, penalties, or become subject to injunctive relief imposing additional compliance obligations. An electronic security breach resulting in the unauthorized release of sensitive data from our information systems or those of our third-party service providers could also materially increase the costs we already incur to protect against these risks, including costs associated with insurance coverage and potential remediation measures. We continue to balance the additional risk with the cost to protect us against a breach and have taken steps to ensure that losses arising from a breach would be covered in part by insurance that we carry, although the costs, potential monetary damages, and operational consequences of responding to cyber incidents and implementing remediation measures may be in excess of our insurance coverage or be not covered by our insurance at all.

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

Significant disruptions in our supply chain could negatively affect our business and results of operations.

From time to time, like many businesses, we have experienced significant disruption in our supply chain as a result of external factors, such as the COVID-19 pandemic, resulting in unprecedented increases in material, freight and transportation costs, as well as significant unavailability or delay of parts or finished goods. Future significant disruptions of this nature in our supply chain, in the furniture industry, within our independent dealer network or among our third-party wholesalers, or other unusual developments could cause significant disruption to our business and negatively affect our results.

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

Financial and Strategic Risk Factors

Our current retail markets and other markets that we may enter in the future may not achieve the growth and profitability we anticipate. We have incurred, and may incur in the future, charges for the impairment of long-lived assets, goodwill, or other intangible assets if we fail to meet our earnings expectations for these markets.

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

We also operate a wholesale sales office that is responsible for distributing La-Z-Boy products in the United Kingdom and Ireland, as well as a manufacturing business in the United Kingdom which was acquired in fiscal 2022. Our assets include goodwill and other intangible assets, including acquired customer relationships, in connection with our acquisition of the wholesale business. During fiscal 2025 we fully impaired the goodwill and intangible asset related to our businesses in the United Kingdom and therefore the risk of future impairment is minimal. Refer to Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for additional information on the impairments.

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

We may be unsuccessful in identifying attractive acquisition opportunities or, to the extent that we pursue attractive acquisition opportunities, we may be unsuccessful in completing or realizing the expected benefits of such acquisitions.

From time to time, we may acquire independent La-Z-Boy Furniture Galleries® stores or other retail businesses or pursue other growth opportunities through strategic acquisitions. We have completed several such acquisitions in recent years. If we choose to acquire businesses in the future, there can be no assurance that we will be able to find suitable businesses to purchase, acquire such businesses on acceptable terms, or realize the benefits of any acquisition we pursue. The success of any completed acquisition will depend on our ability to effectively integrate and manage the business after the acquisition. The identification of suitable acquisition or strategic investment candidates, as well as the management and integration of any acquired businesses, can be costly and time-consuming and can distract our leadership team from our current operations.

Legal, Tax and Regulatory Risk Factors

Changes in the domestic or international regulatory environment could adversely affect our business and results of operations.

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

We are subject to risks from changes to the trade policies, including tariff and import/export regulations, by the United States or other foreign governments.

Changes in trade policy, including trade restrictions, new or increased tariffs or quotas, embargoes, sanctions and countersanctions, safeguards or customs restrictions by the U.S. and/or other foreign governments could have a material adverse impact on our business. The imposition of new tariffs or increases in existing tariffs on products imported from countries where we or our suppliers operate could result in increased costs for raw materials and finished goods. These cost increases may reduce our margins, require us to raise prices, or make our products less competitive in the marketplace. In addition, other countries may change their business and trade policies in anticipation of or in response to increased import tariffs and other changes in trade policy and regulations already enacted or that may be enacted in the future. If we are unable to mitigate these risks through supply chain adjustments, pricing strategies, or other measures, our financial performance and growth prospects could be negatively affected.

We manufacture components and finished goods in the United States, Mexico and the United Kingdom; source raw materials domestically and from foreign countries; purchase components and finished goods manufactured in foreign countries, including China and Vietnam; participate in consolidated joint ventures in Thailand; and operate a wholesale and retail business in Canada. As a result, we are subject to risks relating to changes in the domestic or international regulatory environment or trade policies, including new or increased duties, tariffs, retaliatory tariffs, trade limitations, and termination or renegotiation of bilateral and multilateral trade agreements impacting our business.

The United States has enacted certain tariffs on many items sourced from China, including certain furniture, accessories, furniture parts, and raw materials that are imported into the United States and that we use in our domestic operations. We may not be able to fully or substantially mitigate the impact of these tariffs, pass price increases on to our customers, or secure adequate alternative sources of products or materials. The tariffs, along with any additional tariffs or retaliatory trade restrictions implemented by the United States or other countries, could negatively impact customer sales, including potential delays in product received from our vendors, our cost of goods sold and results of operations. Conversely, if certain tariffs are eliminated or reduced, we may face additional competition from foreign manufacturers entering the United States market and from domestic retailers who rely on imported goods, putting pressure on our prices and margins, which could adversely affect our results of operations. Finally, our business, including our sales and margins, could be adversely affected by the imposition in Canada, Mexico, the United Kingdom or other foreign countries of import bans, quotas, and increases in tariffs.

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

Certain assumptions, judgments and estimates impact amounts reported in our consolidated financial statements, including but not limited to, inventories, goodwill, intangible assets, product warranty liabilities, insurance and legal-related liabilities, and income taxes. To derive our assumptions, judgments and estimates, we use historical experience and various other factors that we believe are reasonable as of the date we prepare our consolidated financial statements. Our goodwill, resulting from certain acquisitions, is based on the expected future performance of the operations acquired and at least annually, we reassess the goodwill for impairment. Changes in business conditions or other events could materially change the projection of future cash flows or the discount rate we used in the fair value calculation for goodwill impairment tests. Actual results could differ materially from our estimates, and such differences may impact our financial results.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C.    CYBERSECURITY.

Risk Management and Strategy

The Company has developed an information security program to address risks from cybersecurity threats. The program includes policies and procedures that identify how security measures and controls are developed, implemented, and maintained. A risk assessment is conducted annually. The risk assessment along with risk-based analysis and judgment are used to select security controls to address risks. During this process, the following factors, among others, are considered: likelihood and severity of risk, impact on the Company and others if a risk materializes, feasibility and cost of controls, and impact of controls on the Company's operations and others. Specific controls that are used to some extent by the Company include endpoint threat detection and response (EDR), identity and access management (IAM), privileged access management (PAM), logging and monitoring involving the use of security information and event management (SIEM), multi-factor authentication (MFA), firewalls and intrusion detection and prevention, and vulnerability and patch management.

We incorporate third-party expertise in various aspects of our cybersecurity program. One or more third-party security firms are used by the Company in different capacities to provide or operate some of these controls and technology systems. Third parties are also used to conduct assessments, such as vulnerability scans and penetration testing of the Company and its systems. The Company uses a variety of processes to address cybersecurity threats related to the use of third-party technology and services.

The Company has a written incident response plan ("IRP") and conducts annual tabletop exercises to enhance incident response preparedness. Business continuity and disaster recovery plans are used to prepare for the potential for a disruption in the technology we rely on. The Company is a member of an industry cybersecurity intelligence and risk sharing organization. Certain employees, including those with access to Company-provided e-mail accounts, undergo security awareness training when hired and at least annually thereafter.

The Company has an enterprise risk management committee comprised of key business and functional leaders to address enterprise risks, and cybersecurity is a risk category addressed by that group. In addition to assessing major risks, management identifies and monitors such risks. At least annually, the Company’s executive leadership reviews with the Board of Directors the major risks identified in the enterprise risk management process, as well as the steps identified to mitigate such risks. Each of the business and functional leaders responsible for the management of these identified risks also regularly discusses with the Board changes in assessment of these risks and mitigation plans.

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

Governance

The Chief Information Officer ("CIO") is the management position with primary oversight responsibility for the team responsible for the development, operation, and maintenance of our information security program. Pursuant to the Company’s written IRP, the CIO is a member of the executive incident response team and severity classifications in the IRP are used to escalate matters to the executive incident response team. The CIO has more than 20 years of comprehensive IT experience across a breadth of technologies. The CIO is also a member of the Company’s executive leadership team and meets regularly with the CEO, CFO, and other members of the executive leadership team. The CIO reports directly to the Board, at least twice a year, on cybersecurity risks and strategy and attends Board meetings to be available to discuss cybersecurity matters with the Board. Oversight of the information security program at the Board level sits with the Audit Committee. The CIO reports to the Audit Committee on risks and internal controls related to cybersecurity and information technology and systems at least annually and attends quarterly Committee meetings to be available to discuss such matters with the Audit Committee.

ITEM 2.    PROPERTIES.

Properties owned or leased at April 26, 2025 by segment:

(Amounts in millions)	Square Feet
Wholesale	8.6
Retail	3.9
Corporate and Other	0.5
Total property	13.0

Our active facilities and retail locations are located across the United States and in Mexico, Thailand, Canada, China, Hong Kong, and the United Kingdom. We own our world headquarters building in Monroe, Michigan and all of our domestic manufacturing plants. A joint venture in which we participate owns our Thailand plant. We lease the majority of our retail stores and showrooms, warehouses and distribution centers, certain office space and our manufacturing facilities in Mexico and the United Kingdom. For information on operating lease terms for our properties, refer to Note 5, Leases, to our consolidated financial statements, which is included in Item 8, Financial Statements and Supplementary Data, of this report.

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

Melinda D. Whittington, age 58
•President and Chief Executive Officer since April 2021 and Board Chair since December 2024
•Senior Vice President and Chief Financial Officer from June 2018 to April 2021

Taylor E. Luebke, age 43
•Senior Vice President and Chief Financial Officer since January 2025
•Vice President, Finance and Treasurer from January 2023 to January 2025
•Senior Finance Director, Residential Division from January 2021 to January 2023
•Finance Director, Amazon Customer Team at The Proctor & Gamble Company, a multinational consumer goods corporation, from January 2019 to January 2021

Robert Sundy, age 49
•President, La-Z-Boy Brand and Chief Commercial Officer since April 2023
•Senior Vice President and Chief Commercial Officer from January 2021 to April 2023
•Head of Brand Marketing, Licensing and Creative Studios – North American Region of Whirlpool Corporation, a manufacturer and marketer of home appliances, from April 2016 to January 2021

Rebecca M. Reeder, age 55
•President, Retail La-Z-Boy Furniture Galleries since April 2023
•Senior Vice President, Retail of Chico's FAS, a women's clothing and accessories retailer, from April 2018 to April 2023

Terrence J. (TJ) Linz, age 43
•President, Portfolio Brands since April 2023
•President, La-Z-Boy Retail Division from April 2019 to April 2023

Carol Y. Lee, age 53
•Vice President and Chief Information Officer since June 2022
•Vice President/Chief Information Officer, Information Technology of Consolidated Hospitality Supplies, LLC, an operating supplies and equipment provider for hospitality distribution, from August 2021 to June 2022
•Senior Director, Global Digital Technology Solutions of American Hotel Register Company, a supplier brand of hospitality products and services, from July 2019 to August 2021

Michael A. Leggett, age 52
•Senior Vice President and Chief Supply Chain Officer since May 2022
•Vice President and Chief Supply Chain Officer from December 2021 to April 2022
•Vice President Global Supply Chain Operations of Dentsply Sirona Inc., a dental products and technologies manufacturer, from February 2019 to December 2021

Raphael Z. Richmond, age 55
•Vice President, General Counsel and Chief Compliance Officer since April 2021
•Senior Director of Corporate Compliance and Employment Law from April 2019 to April 2021

Katherine E. Vanderjagt, age 43
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

Shareholders

Our common stock trades on the New York Stock Exchange under the trading symbol "LZB". We had approximately 1,461 registered holders of record of La-Z-Boy Incorporated's common stock as of June 10, 2025. A substantially greater number of holders of La-Z-Boy Incorporated common stock are "street name" or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

Performance Graph

The graph below shows the cumulative total return for our last five fiscal years that would have been realized (assuming reinvestment of dividends) by an investor who invested $100 on April 25, 2020, in our shares of common stock, in the S&P 500 Composite Index, and in the Dow Jones U.S. Furnishings Index.

Company/Index/Market	4/25/2020	4/24/2021	4/30/2022	4/29/2023	4/27/2024	4/26/2025
La-Z-Boy Incorporated	$100.00	$207.10	$128.27	$143.95	$169.85	$203.90
S&P 500 Composite Index	$100.00	$149.83	$150.21	$154.21	$191.56	$210.35
Dow Jones U.S. Furnishings Index	$100.00	$250.51	$174.70	$172.75	$184.06	$192.81

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our board of directors has authorized the repurchase of Company stock. Repurchases under these programs are made at management's discretion from time to time on the open market or in privately negotiated transactions and through Rule 10b5-1. We spent $13.5 million on discretionary repurchases in the fourth quarter of fiscal 2025 to repurchase 0.3 million shares. During fiscal 2025, we spent $77.9 million to repurchase 2.0 million shares and as of April 26, 2025, 3.7 million shares remained available for repurchase pursuant to the board authorization. With the operating cash flows we anticipate generating in fiscal 2026, we expect to continue repurchasing Company stock, subject to market conditions and other factors as deemed relevant by our board of directors.

The following table summarizes our repurchases of Company stock during the quarter ended April 26, 2025 and includes shares purchased from employees to satisfy their withholding tax obligations upon vesting of restricted shares:

(Amounts in thousands, except per share data)	Total number of shares repurchased (1)	Average price paid per share	Total number of shares repurchased as part of publicly announced plan (2)	Maximum number of shares that may yet be repurchased under the plan
Fiscal February (January 26 - March 1, 2025)	297	$45.79	295	3,699
Fiscal March (March 2 - March 29, 2025)	—	$—	—	3,699
Fiscal April (March 30 - April 26, 2025)	1	$38.61	—	3,699
Fiscal Fourth Quarter of 2025	298		295	3,699
(1)In addition to the 295,646 shares we repurchased during the quarter as part of our publicly announced, board-authorized plan described above, this column includes 2,011 shares we repurchased from employees to satisfy their withholding tax obligations upon vesting of restricted shares with an average share price of $42.86.
(2)On October 28, 1987, our board of directors announced the authorization of the plan to repurchase Company stock. The plan originally authorized 1.0 million shares, and since October 1987, 33.5 million shares have been added to the plan for repurchase. The authorization has no expiration date.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during fiscal year 2025.

ITEM 6.    RESERVED.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We have prepared this Management's Discussion and Analysis as an aid to understanding our financial results. It should be read in conjunction with the accompanying Consolidated Financial Statements and related Notes to Consolidated Financial Statements. It also includes management’s analysis of past financial results and certain potential factors that may affect future results, potential future risks and approaches that may be used to manage those risks. Refer to "Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report for a discussion of factors that may cause results to differ materially. Note that our 2025, 2024 and 2023 fiscal years all included 52 weeks.

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

Expanding the La-Z-Boy brand reach

•Leveraging our connection to comfort and reinvigorating our brand with a consumer focus and expanded omni-channel presence. Our strategic initiatives to leverage and reinvigorate our iconic La-Z-Boy brand center on a renewed focus on leveraging the compelling La-Z-Boy comfort message, accelerating our omni-channel offering, and identifying additional consumer-base growth opportunities. We leverage our consumer insights to develop and deliver on-trend upholstered furniture, particularly in the motion and reclining categories. We launched our brand campaign and marketing platform in fiscal 2024, Long Live the Lazy, with compelling, consumer inspired, messaging designed to increase recognition and consideration of the brand. We expect that this messaging will enhance the appeal of our brand with a broader consumer base. Further, our goal is to connect with consumers along their purchase journey through multiple means, whether online or in person. We are driving change throughout our digital platforms to improve the user experience, with a specific focus on the ease with which customers browse through our broad product assortment, customize products to their liking, find stores to make a purchase, or purchase at www.la-z-boy.com.

•Growing our La-Z-Boy Furniture Galleries® store network. We expect our strategic initiatives in this area to generate growth in our Retail segment through an increased company-owned store count and in our Wholesale segment as our proprietary distribution network expands. We are not only focused on growing the number of locations, but also on upgrading existing store locations to our new concept designs. We are prioritizing growth of our company-owned Retail business by opportunistically acquiring existing La-Z-Boy Furniture Galleries® stores and opening new La-Z-Boy Furniture Galleries® stores where we see opportunity for growth, or where we believe we have opportunities for further market penetration. Over the last five years, as a result of opening new company-owned stores and acquiring independent La-Z-Boy Furniture Galleries® stores, we increased our ownership percentage in this store network from 44% to 55%.

•Expanding the reach of our wholesale distribution channels. Consumers experience the La-Z-Boy brand in many channels including the La-Z-Boy Furniture Galleries® store network, the La-Z-Boy Comfort Studio® locations, our store-within-a-store format, and La-Z-Boy branded space locations. While consumers increasingly interact with the brand digitally, our consumers also demonstrate an affinity for visiting our stores to shop, allowing us to frequently deliver the flagship La-Z-Boy Furniture Galleries® store, La-Z-Boy Comfort Studio®, or La-Z-Boy branded space experience and provide design services. In addition to our branded distribution channels, approximately 1,900 other dealers sell La-Z-Boy products, which include some of the best-known names in the industry, providing us the benefit of multi-channel distribution. We believe there is significant growth potential for our consumer brands through these retail channels.

Profitably growing the Joybird brand

•Profitably growing the Joybird brand with a digital-first consumer experience. Joybird is a leading omni-channel, direct to consumer retailer and manufacturer of upholstered furniture. We believe that Joybird is a brand with significant potential and our strategic initiatives in this area focus on fueling profitable growth through the opening of additional small-format stores in key urban markets, an increase in digital marketing spend to drive awareness and customer acquisition, ongoing investments in technology, and an expansion of product assortment.

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

•Retail Segment. Our Retail segment consists of one operating segment comprised of our 203 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment sells primarily upholstered furniture, in addition to some casegoods and other home furnishing accessories, to end consumers through these stores.

•Wholesale Segment. Our Wholesale segment consists primarily of four operating segments: La-Z-Boy, our largest operating segment, our England subsidiary, our casegoods operating segment that sells furniture under three brands (American Drew®, Hammary®, and Kincaid®), and our international operating segment which includes our international wholesale and manufacturing businesses. We aggregate these operating segments into one reportable segment because they are economically similar and meet the other aggregation criteria for determining reportable segments. Our Wholesale segment manufactures and imports upholstered furniture, such as recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas and imports casegoods (wood) furniture such as bedroom sets, dining room sets, entertainment centers and occasional pieces. The Wholesale segment sells directly to La-Z-Boy Furniture Galleries® stores, operators of La-Z-Boy Comfort Studio® and branded space locations, England Custom Comfort Center locations, major dealers, and a wide cross-section of other independent retailers.

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

Results of Operations

The following discussion provides an analysis of our results of operations and reasons for material changes therein for fiscal year 2025 as compared with fiscal year 2024. Refer to "Results of Operations" in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2024 Annual Report on Form 10-K, filed with the SEC on June 17, 2024, for an analysis of the fiscal year 2024 results as compared to fiscal year 2023.

Fiscal Year 2025 and Fiscal Year 2024

Supply Chain Optimization

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

Additionally, as result of a significant customer transition and a challenging consumer demand environment in the United Kingdom, during the fourth quarter of fiscal 2025, we recorded charges within the Wholesale segment of $20.6 million for the full impairment of the United Kingdom reporting unit's goodwill and $2.1 million in SG&A expense for the impairment of various long-lived assets in the United Kingdom. Refer to Note 6, Goodwill and Other Intangible Assets, for further information regarding our fiscal 2025 impairment testing. Further, as we continue to drive efficiencies and optimize our manufacturing capacity in the United Kingdom to meet current demand, during the fourth quarter of fiscal 2025 we recorded severance-related charges of $1.1 million in cost of sales within the Wholesale segment.

La-Z-Boy Incorporated

	(52 weeks)	(52 weeks)	(FY25 vs FY24)
(Amounts in thousands, except percentages)	4/26/2025	4/27/2024	% Change
Sales	$2,109,207	$2,047,027	3.0%
Operating income	135,837	150,796	(9.9)%
Operating margin	6.4%	7.4%

Sales

Consolidated sales in fiscal 2025 increased $62.2 million, or 3%, compared with the prior year, primarily driven by incremental sales resulting from our Retail acquisitions and new store expansion, higher delivered wholesale volume in our core North America La-Z-Boy branded upholstery business, including growth from our major wholesale dealers, and higher delivered volume in our Joybird business.

Operating Margin

Operating margin, which is calculated as operating income as a percentage of sales, decreased 100 basis points in fiscal 2025 compared with the prior year.

•Gross margin increased 80 basis points during fiscal 2025 compared with fiscal 2024.

◦Changes in our consolidated mix led to a 40 basis point increase in gross margin in fiscal 2025 compared with fiscal 2024 driven by growth of our Retail segment, which has higher gross margin than our Wholesale segment.
◦Lower input costs, led by reduced commodity prices and improved sourcing, drove an increase in gross margin during fiscal 2025 compared with the prior year.
◦Partially offsetting the items above, higher tariff expense in fiscal 2025, which accelerated in the fourth quarter due to changes in tariff policies, combined with favorable tariff expense in fiscal 2024 resulted in a comparative decrease in gross margin in fiscal 2025.

•Selling, general, and administrative ("SG&A") expenses increased 80 basis points during fiscal 2025 compared with fiscal 2024.

◦Changes in our consolidated mix led to a 40 basis point increase in SG&A expense as a percentage of sales in fiscal 2025 compared with fiscal 2024 driven by growth of our Retail segment, which has a higher SG&A expense as a percentage of sales than our Wholesale segment.
◦SG&A expense as a percentage of sales increased in fiscal 2025 compared with fiscal 2024 due to fixed cost deleverage on lower sales in our international wholesale business due to a significant customer transition.
◦SG&A expense as a percentage of sales in fiscal 2025 also increased due to higher selling expenses and fixed costs resulting from acquisitions of independently owned La-Z-Boy Furniture Galleries® and retail store expansion, both to support our long-term strategy of growing our Retail segment.

•Operating margin decreased 100 basis points due to a $20.6 million non-cash impairment charge to reduce the carrying value of goodwill associated with our wholesale and manufacturing businesses in the United Kingdom. Refer to Note 6, Goodwill and Other Intangible Assets, for further information regarding our fiscal 2025 impairment testing.

We explain these items further when we discuss each segment's results later in this Management's Discussion and Analysis.

Retail Segment

	(52 weeks)	(52 weeks)	(FY25 vs FY24)
(Amounts in thousands, except percentages)	4/26/2025	4/27/2024	% Change
Sales	$898,370	$855,126	5.1%
Operating income	105,417	111,682	(5.6)%
Operating margin	11.7%	13.1%

Sales

The Retail segment's sales increased $43.2 million, or 5%, in fiscal 2025 compared with fiscal 2024, primarily due to $42.4 million of incremental sales resulting from our fiscal 2025 retail store acquisitions and the full-year impact of our fiscal 2024 retail store acquisitions, along with $15.3 million of sales from our retail store expansion, net of closed stores. These increases were partially offset by a decline in delivered same-store sales.

Written same-store sales decreased 1% in fiscal 2025 compared with fiscal 2024, primarily due to lower consumer demand as a result of a challenging macroeconomic environment. Same-store sales include the sales of all currently active stores which have been open and company-owned for each comparable period.

Operating Margin

The Retail segment's operating margin decreased 140 basis points in fiscal 2025 compared with fiscal 2024.

•Gross margin increased 10 basis points during fiscal 2025 compared with the prior year, primarily due to a slight shift in product mix towards higher margin products.
•SG&A expenses as a percentage of sales increased 150 basis points during fiscal 2025 compared with the prior year, primarily due to increased selling expenses and fixed costs resulting from our acquisitions of independently owned La-Z-Boy Furniture Galleries® and retail store expansion, both to support our long-term strategy of growing our Retail segment.

Wholesale Segment

	(52 weeks)	(52 weeks)	(FY25 vs FY24)
(Amounts in thousands, except percentages)	4/26/2025	4/27/2024	% Change
Sales	$1,056,914	$1,048,431
Intersegment sales	422,905	398,847
Total sales	1,479,819	1,447,278	2.2%
Operating income	82,213	99,373	(17.3)%
Operating margin	5.6%	6.9%

Sales

The Wholesale segment's sales increased 2%, or $32.5 million, in fiscal 2025 compared with fiscal 2024, primarily due to increased volume in our core North America La-Z-Boy branded upholstery business, mainly driven by sales to our Retail segment along with growth from our major wholesale dealers, combined with a favorable shift in product mix toward higher price products. The increase in sales was partially offset by a significant customer transition in our international wholesale business.

Operating Margin

The Wholesale segment's operating margin decreased 130 basis points in fiscal 2025 compared with fiscal 2024.

•Gross margin increased 30 basis points during fiscal 2025 compared with fiscal 2024.

◦Lower input costs, led by reduced commodity prices and improved sourcing, drove a 90 basis point increase in gross margin during fiscal 2025 compared with the prior year.
◦The comparative impact of the Supply Chain Optimization charges noted above in Mexico and the United Kingdom resulted in a net 20 basis point increase in gross margin in fiscal 2025 compared with fiscal 2024.
◦Gross margin decreased 50 basis points in fiscal 2025 due to an unfavorable shift in product mix towards products that have a lower gross margin.
◦Higher tariff expense in fiscal 2025, which accelerated in the fourth quarter due to changes in tariff policies, combined with favorable tariff expense in fiscal 2024 resulted in a comparative 40 basis point decrease in gross in margin in fiscal 2025.

•SG&A expense as a percentage of sales increased 10 basis points during fiscal 2025 compared with fiscal 2024.

◦SG&A expense as a percentage of sales increased 40 basis points in fiscal 2025 compared with fiscal 2024 from fixed cost deleverage on lower sales in our international wholesale business due to a significant customer transition.
◦Marketing expense in fiscal 2025 decreased relative to the prior year, as during fiscal 2024 we launched our Long Live the Lazy campaign, resulting in a 30 basis point comparative decrease in SG&A expense as a percentage of sales.

•Operating margin decreased 150 basis points due to a $20.6 million non-cash impairment charge to reduce the carrying value of goodwill associated with our wholesale and manufacturing businesses in the United Kingdom. Refer to Note 6, Goodwill and Other Intangible Assets, for further information regarding our fiscal 2025 impairment testing.

Corporate and Other

	(52 weeks)	(52 weeks)	(FY25 vs FY24)
(Amounts in thousands, except percentages)	4/26/2025	4/27/2024	% Change
Sales	$160,475	$153,769	4.4%
Intercompany eliminations	(429,457)	(409,146)	5.0%
Operating loss	(51,793)	(60,259)	(14.0)%

Sales

Corporate and Other sales increased $6.7 million in fiscal 2025 compared with fiscal 2024, primarily due to a $7.5 million, or 5%, increase from Joybird, which contributed $146.1 million in sales in fiscal 2025. The increase in Joybird sales was driven by higher delivered volume partially offset by increased promotional activity relative to the prior year. Written sales for Joybird were flat in fiscal 2025 compared with fiscal 2024.

Intercompany eliminations increased in fiscal 2025 compared with fiscal 2024 due to higher sales from our Wholesale segment to our Retail segment, driven by higher sales in the Retail segment.

Operating Loss

Our Corporate and Other operating loss decreased $8.5 million in fiscal 2025 compared with fiscal 2024, primarily from improved Joybird operating performance, resulting in breakeven profit, and favorable intercompany profit elimination adjustments relative to the same period a year ago. This was partially offset by lower intercompany operating profit from our global trading company in Hong Kong.

Non-Operating Income (Expense)

Interest Income

Interest income was $0.6 million lower in fiscal 2025 compared with fiscal 2024. The decrease in interest income was primarily driven by lower interest rates.

Other Income (Expense), Net

Other income (expense), net was $3.0 million of expense in fiscal 2025 compared with $0.1 million of expense in fiscal 2024. The expense in fiscal 2025 was primarily due to exchange rate losses related to our operations in Mexico and Thailand.

Income Taxes

Our effective income tax rate was 31.4% for fiscal 2025 and 24.8% for fiscal 2024. The increase in the effective tax rate in fiscal 2025 compared with the prior year was primarily the result of the one-time tax effect of a non-deductible goodwill impairment charge related to the United Kingdom reporting unit along with unfavorable changes in the valuation allowance. Refer to Note 17, Income Taxes, for additional information.

Liquidity and Capital Resources

Our sources of liquidity include cash and cash equivalents, short-term and long-term investments, cash from operations, and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, and fulfill other cash requirements for day-to-day operations and capital expenditures, including fiscal 2026 contractual obligations.

We had cash and cash equivalents of $328.4 million at April 26, 2025, compared with $341.1 million at April 27, 2024. Included in our cash and cash equivalents at April 26, 2025, was $58.2 million held by foreign subsidiaries, the majority of which we have determined to be permanently reinvested. In addition, we had investments to enhance our returns on cash of $2.6 million at April 26, 2025, compared with $6.8 million at April 27, 2024.

The following table illustrates the main components of our cash flows:

	Fiscal Year Ended
	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/26/2025	4/27/2024
Cash Flows Provided By (Used For)
Net cash provided by operating activities	$187,271	$158,127
Net cash used for investing activities	(98,389)	(81,554)
Net cash used for financing activities	(102,612)	(81,227)
Exchange rate changes	1,081	(926)
Change in cash and cash equivalents	$(12,649)	$(5,580)

Operating Activities

During fiscal 2025, net cash provided by operating activities was $187.3 million, an increase of $29.1 million compared with the same period a year ago. The year over year increase was primarily due to lower receivables, a lower incentive compensation payout in fiscal 2025 relative to the prior year, and a smaller reduction of customer deposits. Our cash provided by operating activities in fiscal 2025 was primarily attributable to net income, adjusted for non-cash items.

Investing Activities

During fiscal 2025, net cash used for investing activities was $98.4 million, an increase of $16.8 million compared with the prior year primarily due to an increase in capital expenditures partially offset by lower cash payments for La-Z-Boy Furniture Galleries® acquisitions. Cash used for investing activities in fiscal 2025 included the following:

•Cash used for capital expenditures in the period was $74.3 million compared with $53.6 million during fiscal 2024, which was primarily related to La-Z-Boy Furniture Galleries® (new stores and remodels), manufacturing-related investments, and market showroom upgrades. We expect capital expenditures to be in the range of $90 to $100 million for fiscal 2026, primarily related to investments in our La-Z-Boy Furniture Galleries® (new stores and remodels), distribution network redesign, and manufacturing operations. We have no material contractual commitments outstanding for future capital expenditures.
•Cash used for acquisitions was $29.5 million, related to the acquisition of the Davenport, Iowa, Melbourne and Cocoa, Florida, Toledo, Ohio, and Lansing and Portage, Michigan retail businesses.
•Proceeds from the sale of investments, net of investment purchases, was $5.0 million.

Financing Activities

On October 15, 2021, we entered into a five-year $200 million unsecured revolving credit facility (as amended, the “Credit Facility”). Borrowings under the Credit Facility may be used by the Company for general corporate purposes. We may increase the size of the facility, either in the form of additional revolving commitments or new term loans, subject to the discretion of each lender to participate in such increase, up to an additional amount of $100 million. The Credit Facility will mature on October 15, 2026 and provides us the ability to extend the maturity date for two additional one-year periods, subject to the satisfaction of customary conditions. As of April 26, 2025, we have no borrowings outstanding under the Credit Facility.

The Credit Facility contains certain restrictive loan covenants, including, among others, financial covenants requiring a maximum consolidated net lease adjusted leverage ratio and a minimum consolidated fixed charge coverage ratio, as well as customary covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of certain assets. As of April 26, 2025, we were in compliance with our financial covenants under the Credit Facility. We believe our cash and cash equivalents, short-term investments, and cash from operations, in addition to our available Credit Facility, will provide adequate liquidity for our business operations over the next 12 months.

During fiscal 2025, net cash used for financing activities was $102.6 million, an increase of $21.4 million compared with the prior year, primarily due to higher share repurchases and dividends, partially offset by cash paid in fiscal 2024 for holdback payments made on prior-period acquisitions. Cash used for financing activities in fiscal 2025 included the following:

•Our board of directors has authorized the repurchase of Company stock and we spent $77.9 million during fiscal 2025 to repurchase 2.0 million shares. As of April 26, 2025, 3.7 million shares remained available for repurchase pursuant to this auth orization. With the operating cash flows we anticipate generating in fiscal 2026, we expect to continue repurchasing Company stock.
•Cash paid to our shareholders in quarterly dividends was $35.0 million. Our board of directors has sole authority to determine if and when we will declare future dividends and on what terms. We expect the board to continue declaring regular quarterly cash dividends for the foreseeable future, but it may discontinue doing so at any time at the board's discretion.
•Proceeds from exercised stock options, net of stock issued and taxes withheld as part of our employee benefit plans, was $12.4 million.

Exchange Rate Changes

Due to changes in exchange rates, our cash and cash equivalents increased by $1.1 million from the end of fiscal year 2024 to the end of fiscal year 2025. These changes impacted our cash balances held in Canada, Thailand, and the United Kingdom.

Contractual Obligations

Lease Obligations. We lease real estate for retail stores, distribution centers, warehouses, plants, showrooms and office space and also have equipment leases for tractors/trailers, IT and office equipment, and vehicles. As of April 26, 2025, we had operating and finance lease payment obligations of $568.1 million and $3.0 million, respectively, with $99.2 million and $1.0 million, payable within 12 months, respectively. Refer to Note 5, Leases, for additional information.

Purchase Obligations. We had open purchase orders of $197.7 million, the majority of which are payable within 12 months, primarily related to contracts for indirect services, which are generally cancellable before services commence, along with orders from suppliers of raw materials and finished goods, which are generally cancellable if production has not begun.

Other
Our consolidated balance sheet as April 26, 2025 reflected a $1.1 million net liability for uncertain income tax positions. We do not expect that the net liability for uncertain income tax positions will significantly change within the next 12 months. The remaining balance will be settled or released as tax audits are effectively settled, statutes of limitation expire, or other new information becomes available.

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

During fiscal 2025, we performed the quantitative impairment test on two reporting units as discussed below.

Joybird Reporting Unit

The Joybird reporting unit, which has goodwill of $55.4 million at April 26, 2025, has an estimated fair value that exceeds its carrying value by approximately 16%. We determined the fair value of this reporting unit by applying a combination of the income approach based on its future cash flows and the market approach based on the guideline public company method, weighted 75% and 25%, respectively. The key assumptions that factored into the valuation under the income approach were the projections of revenue and operating income of the business, as well as the terminal growth rate, tax rate, and discount rate used to present value these future cash flows. We performed a sensitivity analysis on the discount rate and terminal growth rate and using a range of reasonable inputs, the fair value of the Joybird reporting unit exceeded its carrying value for each of the various scenarios analyzed. The key assumption that factored into the valuation under the market approach was the market multiples applied to revenue.

United Kingdom Reporting Unit

The United Kingdom reporting unit, which had goodwill of $20.1 million at April 27, 2024, and $20.6 million at the time of the impairment test, was deemed to be impaired and was reduced to zero during the fourth quarter of fiscal 2025 as the carrying value of the reporting unit exceeded its fair value by an amount greater than the goodwill existing at the time of the impairment test. We determined the fair value of this reporting unit using the income approach based on its future cash flows. The key assumptions that factored into the valuation were the projections of revenue and operating income of the business, as well as the terminal growth rate, tax rate, and discount rate used to present value these future cash flows.

Refer to Note 6, Goodwill and Other Intangible Assets, for further information regarding our fiscal 2025 impairment testing.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

While we had no variable rate borrowings at April 26, 2025, we could be exposed to market risk from changes in risk-free interest rates if we incur variable rate debt in the future. Based on our current and expected levels of exposed liabilities, management estimates that a one percentage point change in interest rates would not have had a material impact on our results of operations for fiscal 2025.

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
We are exposed to market risk with respect to commodity and transportation costs, principally related to commodities we use in producing our products, including steel, wood and polyurethane foam, in addition to transportation costs for delivering our products. If commodity prices and transportation costs rise, we determine whether a price increase to our customers to offset these costs is warranted. To the extent that an increase in these costs would have a material impact on our results of operations, we believe that our competitors would experience a similar impact.

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
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based upon the framework in "Internal Control—Integrated Framework (2013)" set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of April 26, 2025. PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the Company's internal control over financial reporting as of April 26, 2025, as stated in its report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of La-Z-Boy Incorporated

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of La-Z-Boy Incorporated and its subsidiaries (the “Company”) as of April 26, 2025 and April 27, 2024, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended April 26, 2025, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended April 26, 2025 appearing under Item 16 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of April 26, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 26, 2025 and April 27, 2024, and the results of its operations and its cash flows for each of the three years in the period ended April 26, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 26, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill Impairment Assessment – Joybird Reporting Unit

As described in Notes 1 and 6 to the consolidated financial statements, as of April 26, 2025, the Company’s goodwill balance was $205.6 million, and the goodwill associated with the Joybird reporting unit was $55.4 million. Management tests goodwill for impairment on an annual basis in the fourth quarter of the fiscal year, or more frequently if events or changes in circumstances indicate that the carrying value may be impaired. For the annual test, management performed a quantitative goodwill impairment test for the Joybird reporting unit. To estimate the fair value of the reporting unit, management applied a combination of the income approach and the market approach, weighted 75% and 25%, respectively. The income approach used discounted future cash flows and key assumptions related to sales and operating income projections, terminal growth rate, discount rate, and tax rate. The market approach used the guideline public company method, which derives a valuation from market multiples based on revenue for comparable public companies and was adjusted for a control premium. No impairment was recorded as a result of the annual test.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Joybird reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Joybird reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to sales and operating income projections and the discount rate used in the income approach, and the market multiples based on revenue for comparable public companies used in the market approach; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Joybird reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Joybird reporting unit; (ii) evaluating the appropriateness of the income approach and market approach used by management; (iii) testing the completeness and accuracy of underlying data used in the income approach and market approach; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the sales and operating income projections and discount rate used in the income approach, and the market multiples based on revenue for comparable public companies used in the market approach. Evaluating management’s assumptions related to the sales and operating income projections involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Joybird reporting unit; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s income approach and market approach; (ii) the reasonableness of the discount rate assumption used in the income approach; and (iii) the reasonableness of the market multiples based on revenue for comparable public companies assumption used in the market approach.

Goodwill Impairment Assessment – United Kingdom Reporting Unit

As described in Notes 1 and 6 to the consolidated financial statements, management tests goodwill for impairment on the annual basis in the fourth quarter, or more frequently if events of changes in circumstances indicate that it might be impaired. For the annual test, management performed a quantitative goodwill impairment test for the United Kingdom reporting unit. To estimate the fair value of the reporting unit, management applied the income approach using discounted future cash flows and key assumptions related to sales and operating income projections, terminal growth rate, discount rate, and tax rate. As of April 26, 2025, the Company’s goodwill balance was $205.6 million, and the goodwill associated with the United Kingdom reporting unit was zero after management recorded an impairment charge of $20.6 million during the fourth quarter.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the United Kingdom reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the United Kingdom reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to sales and operating income projections; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the United Kingdom reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the United Kingdom reporting unit; (ii) evaluating the appropriateness of the income approach; (iii) testing the completeness and accuracy of underlying data used in the income approach; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the sales and operating income projections. Evaluating management’s assumptions related to the sales and operating income projections involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the United Kingdom reporting unit; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the Company’s income approach.

/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
June 17, 2025

We have served as the Company’s auditor since 1968.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands, except per share data)	4/26/2025	4/27/2024	4/29/2023
Sales	$2,109,207	$2,047,027	$2,349,433
Cost of sales	1,182,789	1,165,357	1,384,700
Gross profit	926,418	881,670	964,733
Selling, general and administrative expense	770,000	730,874	753,294
Goodwill impairment	20,581	—	—
Operating income	135,837	150,796	211,439
Interest expense	(545)	(455)	(536)
Interest income	14,877	15,482	6,670
Other income (expense), net	(3,035)	(71)	(11,784)
Income before income taxes	147,134	165,752	205,789
Income tax expense	46,182	41,116	53,848
Net income	100,952	124,636	151,941
Net income attributable to noncontrolling interests	(1,396)	(2,010)	(1,277)
Net income attributable to La-Z-Boy Incorporated	$99,556	$122,626	$150,664

Basic weighted average common shares	41,601	42,878	43,148
Basic net income attributable to La-Z-Boy Incorporated per share	$2.39	$2.86	$3.49

Diluted weighted average common shares	42,345	43,280	43,240
Diluted net income attributable to La-Z-Boy Incorporated per share	$2.35	$2.83	$3.48
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/26/2025	4/27/2024	4/29/2023
Net income	$100,952	$124,636	$151,941
Other comprehensive income (loss)
Currency translation adjustment	3,372	(1,955)	(604)
Net unrealized gain on marketable securities, net of tax	91	391	153
Net pension amortization, net of tax	(92)	419	807
Total other comprehensive income (loss)	3,371	(1,145)	356
Total comprehensive income before noncontrolling interests	104,323	123,491	152,297
Comprehensive income attributable to noncontrolling interests	(2,471)	(1,207)	(1,364)
Comprehensive income attributable to La-Z-Boy Incorporated	$101,852	$122,284	$150,933
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET

(Amounts in thousands, except par value)	4/26/2025	4/27/2024
Current assets
Cash and equivalents	$328,449	$341,098
Receivables, net of allowance of $5,042 at 4/26/2025 and $5,076 at 4/27/2024	139,533	139,213
Inventories, net	255,285	263,237
Other current assets	82,421	93,260
Total current assets	805,688	836,808
Property, plant and equipment, net	339,212	298,224
Goodwill	205,590	214,453
Other intangible assets, net	51,161	47,251
Deferred income taxes – long-term	7,349	10,283
Right of use lease assets	452,848	446,466
Other long-term assets, net	60,314	59,957
Total assets	$1,922,162	$1,913,442

Current liabilities
Accounts payable	95,984	96,486
Lease liabilities, short-term	80,592	77,027
Accrued expenses and other current liabilities	244,215	263,768
Total current liabilities	420,791	437,281
Lease liabilities, long-term	410,265	404,724
Other long-term liabilities	59,130	58,077
Shareholders' equity
Preferred shares – 5,000 authorized; none issued	—	—
Common shares, $1 par value – 150,000 authorized; 41,164 outstanding at 4/26/2025 and 42,440 outstanding at 4/27/2024	41,164	42,440
Capital in excess of par value	385,601	368,485
Retained earnings	597,432	598,009
Accumulated other comprehensive loss	(3,574)	(5,870)
Total La-Z-Boy Incorporated shareholders' equity	1,020,623	1,003,064
Noncontrolling interests	11,353	10,296
Total equity	1,031,976	1,013,360
Total liabilities and equity	$1,922,162	$1,913,442
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/26/2025	4/27/2024	4/29/2023
Cash flows from operating activities
Net income	$100,952	$124,636	$151,941
Adjustments to reconcile net income to cash provided by operating activities
(Gain)/loss on disposal and impairment of assets	1,998	1,101	6,365
(Gain)/loss on sale of investments	(235)	(1,199)	148
Provision for doubtful accounts	851	511	1,546
Depreciation and amortization	46,667	48,552	40,193
Amortization of right-of-use lease assets	76,964	76,133	76,511
Lease impairment/(settlement)	—	(1,175)	1,347
Equity-based compensation expense	17,400	14,426	12,458
Goodwill impairment	20,581	—	—
Change in deferred taxes	5,116	(3,268)	3,895
Change in receivables	(1,906)	(16,811)	53,675
Change in inventories	12,792	19,877	32,311
Change in other assets	8,701	10,303	24,377
Change in payables	(2,066)	(8,606)	4,586
Change in lease liabilities	(78,609)	(76,766)	(77,811)
Change in other liabilities	(21,935)	(29,587)	(126,375)
Net cash provided by operating activities	187,271	158,127	205,167

Cash flows from investing activities
Proceeds from disposals of assets	412	4,972	136
Capital expenditures	(74,280)	(53,551)	(68,812)
Purchases of investments	(6,990)	(18,351)	(9,092)
Proceeds from sales of investments	11,994	24,816	24,483
Acquisitions	(29,525)	(39,440)	(16,835)
Net cash used for investing activities	(98,389)	(81,554)	(70,120)

Cash flows from financing activities
Payments on finance lease liabilities	(663)	(489)	(123)
Holdback payments for acquisitions	—	(5,000)	(5,000)
Stock issued for stock and employee benefit plans, net of shares withheld for taxes	12,350	10,872	2,857
Repurchases of common stock	(77,930)	(52,773)	(5,004)
Dividends paid to shareholders	(34,955)	(32,665)	(29,869)
Dividends paid to minority interest joint venture partners (1)	(1,414)	(1,172)	—
Net cash used for financing activities	(102,612)	(81,227)	(37,139)

Effect of exchange rate changes on cash and equivalents	1,081	(926)	(86)
Change in cash, cash equivalents and restricted cash	(12,649)	(5,580)	97,822
Cash, cash equivalents and restricted cash at beginning of period	341,098	346,678	248,856
Cash, cash equivalents and restricted cash at end of period	$328,449	$341,098	$346,678

Supplemental disclosure of non-cash investing activities
Capital expenditures included in accounts payable	$7,234	$5,952	$8,208
(1)Includes dividends paid to joint venture minority partners resulting from the repatriation of dividends from our foreign earnings that we no longer consider permanently reinvested.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Amounts in thousands, except per share amounts)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Total
At April 30, 2022	$43,089	$342,252	$431,181	$(5,797)	$8,897	$819,622
Net income	—	—	150,664	—	1,277	151,941
Other comprehensive income (loss)	—	—	—	269	87	356
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	433	4,181	(1,757)	—	—	2,857
Purchases of 204 shares of common stock	(204)	—	(4,800)	—	—	(5,004)
Stock option and restricted stock expense	—	12,458	—	—	—	12,458
Dividends declared and paid ($0.693/share)	—	—	(29,869)	—	—	(29,869)
Dividends declared not paid ($0.693/share)	—	—	(264)	—	—	(264)
At April 29, 2023	$43,318	$358,891	$545,155	$(5,528)	$10,261	$952,097
Net income	—	—	122,626	—	2,010	124,636
Other comprehensive income (loss)	—	—	—	(342)	(803)	(1,145)
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	718	12,194	(2,040)	—	—	10,872
Purchases of 1,596 shares of common stock	(1,596)	(17,026)	(34,592)	—	—	(53,214)
Stock option and restricted stock expense	—	14,426	—	—	—	14,426
Dividends declared and paid ($0.763/share) (1)	—	—	(32,665)	—	(1,172)	(33,837)
Dividends declared not paid ($0.763/share)	—	—	(475)	—	—	(475)
At April 27, 2024	$42,440	$368,485	$598,009	$(5,870)	$10,296	$1,013,360
Net income	—	—	99,556	—	1,396	100,952
Other comprehensive income (loss)	—	—	—	2,296	1,075	3,371
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	690	14,541	(2,881)	—	—	12,350
Purchases of 1,966 shares of common stock	(1,966)	(14,825)	(61,789)	—	—	(78,580)
Stock option and restricted stock expense	—	17,400	—	—	—	17,400
Dividends declared and paid ($0.84/share) (1)	—	—	(34,955)	—	(1,414)	(36,369)
Dividends declared not paid ($0.84/share)	—	—	(508)	—	—	(508)
At April 26, 2025	$41,164	$385,601	$597,432	$(3,574)	$11,353	$1,031,976
(1)Non-controlling interests include dividends paid to joint venture minority partners resulting from the repatriation of dividends from our foreign earnings that we no longer consider permanently reinvested.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Accounting Policies

The following is a summary of significant accounting policies followed in the preparation of La-Z-Boy Incorporated and its subsidiaries' (individually and collectively, "we," "our," "us," "La-Z-Boy" or the "Company") consolidated financial statements. Our fiscal year ends on the last Saturday of April. Our 2025, 2024 and 2023 fiscal years included 52 weeks.

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

Cash and Equivalents

For purposes of the consolidated balance sheet and statement of cash flows, we consider all highly liquid debt instruments purchased with initial maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value due to their short-term nature. As of April 26, 2025, and April 27, 2024 we had no restricted cash.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") basis for approximately 59% and 61% of our inventories at April 26, 2025, and April 27, 2024, respectively. Cost is determined for all other inventories on a first-in, first-out ("FIFO") basis. The majority of our La-Z-Boy Wholesale segment inventory uses the LIFO method of accounting, while the FIFO method is used primarily in our Retail segment and Joybird business.

Property, Plant and Equipment

Items capitalized, including significant betterments to existing facilities, are recorded at cost. Capitalized computer software costs include internal and external costs incurred during the software's development stage. Internal costs relate primarily to employee activities for coding and testing the software under development. Computer software costs are depreciated over three years. All maintenance and repair costs are expensed when incurred. Depreciation is computed principally using straight-line methods over the estimated useful lives of the assets.

Disposal and Impairment of Long-Lived Assets

Retirement or dispositions of long-lived assets are recorded based on carrying value and proceeds received. Any resulting gains or losses are recorded as a component of selling, general and administrative ("SG&A") expenses.

We review the carrying value of our long-lived assets, which includes our right-of-use lease assets and our amortizable intangible assets, for impairment if events or changes in circumstances indicate that their carrying amounts may not be recoverable. Our assessment of recoverability is based on our best estimates using either quoted market prices or an analysis of the undiscounted projected future cash flows by asset group in order to determine if there is any indicator of impairment requiring us to further assess the fair value of our long-lived assets. Our asset groups consist of our operating segments in our Wholesale reportable segment, each of our retail stores, our Joybird operating segment, and other corporate assets, which are evaluated at the consolidated level.

Amortizable Intangible Assets

We have an amortizable intangible asset for acquired customer relationships related to the acquisition of the La-Z-Boy wholesale business in the United Kingdom and Ireland, which is amortized on a straight-line basis over its estimated useful life of 15 years. We also have an amortizable intangible asset for the Joybird® trade name, which is amortized on a straight-line basis over its estimated useful life of eight years. All intangible amortization expense is recorded as a component of SG&A expense. Amortizable intangible assets are tested for impairment if events or changes in circumstances indicate that the asset groups to which they are part of might be impaired. If we determine an assessment for impairment is necessary, we establish the fair value of these amortizable intangible assets based on the multi-period excess earnings method, a variant of the income approach, and the relief from royalty method, as applicable.

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

Research and Development Costs

Research and development costs are charged to expense in the periods incurred. Expenditures for research and development costs were $9.9 million, $9.6 million, and $9.1 million for the fiscal years ended April 26, 2025, April 27, 2024, and April 29, 2023, respectively, and are included as a component of SG&A.

Advertising Expenses

Production costs of commercials, programming and costs of other advertising, promotion and marketing programs are charged to expense in the period in which the commercial or advertisement is first aired or released. Gross advertising expenses were $149.6 million, $150.9 million, and $159.0 million for the fiscal years ended April 26, 2025, April 27, 2024, and April 29, 2023, respectively.

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

Foreign Currency Translation

Foreign currency transaction gains and losses associated with translating assets and liabilities denominated in a currency that is different than a subsidiary's' functional currency, are recorded in cost of sales and other income (expense), net in our consolidated statement of income. Assets and liabilities of foreign subsidiaries whose functional currency is their local currency are translated at the year-end exchange rates, and revenues and expenses are translated at average exchange rates for the period, with the corresponding translation effect included as a component of other comprehensive income.

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

Recent Accounting Pronouncements

Accounting Pronouncement Adopted in Fiscal 2025

The following table summarizes Accounting Standards Updates ("ASUs") which were adopted in fiscal 2025, but did not have a material impact on our accounting policies or our consolidated financial statements and related disclosures.

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

Each of the following Retail acquisitions completed in fiscal 2025, 2024, and 2023 reflect a core component of our strategic priorities, which is to grow our company-owned retail business and leverage our integrated retail model (where we earn a combined profit on both the wholesale and retail sales) in suitable geographic markets, alongside the existing La-Z-Boy Furniture Galleries® network.

Prior to each Retail acquisition completed in fiscal 2025, 2024, and 2023, we licensed to the counterparty the exclusive right to own and the operate La-Z-Boy Furniture Galleries® stores (and to use the associated trademarks and trade name) in each of their respective markets, and we reacquired these rights when we consummated the transaction. These reacquired rights are indefinite-lived because our retailer agreements are perpetual agreements that have no specific expiration date and no renewal options. The effective settlement date of these arrangements resulted in no settlement gain or loss as the contractual terms were at market. For federal income tax purposes, we amortize and deduct these indefinite-lived intangible assets and goodwill, if any, over 15 years.

Lansing and Portage, Michigan Acquisition

On April 7, 2025, we completed our acquisition of the Lansing and Portage, Michigan businesses that operate two independently owned La-Z-Boy Furniture Galleries® stores for $5.7 million, inclusive of and subject to further customary adjustments. We paid total cash of $4.7 million during the fourth quarter of fiscal 2025 and the remaining consideration included forgiveness of accounts receivable and payments based on working capital adjustments. As part of the acquisition, we recorded an indefinite-lived intangible asset of $2.1 million related to the reacquired rights described above. We also recognized $3.8 million of goodwill in our Retail segment related primarily to synergies we expect from the integration of the acquired stores and future benefits of these synergies.

Toledo, Ohio Acquisition

On January 16, 2025, we completed our acquisition of the Toledo, Ohio business that operates two independently owned La-Z-Boy Furniture Galleries® stores for $5.9 million, inclusive of and subject to further customary adjustments. The acquisition also included the purchase of the building and land for one of the stores. We paid total cash of $5.7 million during the third and fourth quarters of fiscal 2025 and the remaining consideration included forgiveness of accounts receivable and payments based on working capital adjustments. As part of the acquisition, we recorded an indefinite-lived intangible asset of $1.7 million related to the reacquired rights described above. We also recognized $0.6 million of goodwill in our Retail segment related primarily to synergies we expect from the integration of the acquired stores and future benefits of these synergies.

Melbourne and Cocoa, Florida Acquisition

On September 10, 2024, we completed our acquisition of the Melbourne and Cocoa, Florida businesses that operate two independently owned La-Z-Boy Furniture Galleries® stores and one distribution center for $11.4 million, inclusive of and subject to further customary adjustments. The acquisition also included the purchase of buildings and land for both stores and the distribution center. We paid total cash of $11.3 million during the second and third quarters of fiscal 2025 and the remaining consideration included forgiveness of accounts receivable and payments based on working capital adjustments. As part of the acquisition, we recorded an indefinite-lived intangible asset of $0.9 million related to the reacquired rights described above. We also recognized $1.7 million of goodwill in our Retail segment related primarily to synergies we expect from the integration of the acquired stores and future benefits of these synergies.

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

Prior Year Acquisitions

We completed the following acquisitions in fiscal 2024.

Bradenton and Sarasota, Florida Acquisition

On April 8, 2024, we completed our acquisition of the Bradenton and Sarasota, Florida businesses that operate two independently owned La-Z-Boy Furniture Galleries® stores for $15.7 million, inclusive of customary adjustments. The acquisition also included the purchase of buildings and land for both stores. We paid total cash of $15.3 million during the fourth quarter of fiscal 2024 and first quarter fiscal 2025 and the remaining consideration included forgiveness of accounts receivable and payments based on working capital adjustments. As part of the acquisition, we recorded an indefinite-lived intangible asset of $1.9 million related to the reacquired rights described above. We also recognized $4.7 million of goodwill in our Retail segment related primarily to synergies we expect from the integration of the acquired store and future benefits of these synergies.

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
Note 3: Inventories

(Amounts in thousands)	4/26/2025	4/27/2024
Raw materials	$128,823	$125,932
Work in process	19,280	19,443
Finished goods	153,796	161,439
FIFO inventories	301,899	306,814
Excess of FIFO over LIFO	(46,614)	(43,577)
Total inventories	$255,285	$263,237
Note 4: Property, Plant and Equipment

(Amounts in thousands)	Estimated Useful Lives	4/26/2025	4/27/2024
Buildings and building fixtures	3 - 30 years	$380,206	$337,755
Machinery and equipment	3 - 20 years	197,218	193,900
Information systems, hardware and software	3 - 10 years	102,658	102,971
Furniture and fixtures	3 - 10 years	32,212	29,089
Land improvements	3 - 30 years	29,884	28,182
Transportation equipment	3 - 6 years	19,115	18,336
Land	N/A	28,336	19,312
Construction in progress	N/A	24,442	14,343
		814,071	743,888
Accumulated depreciation		(474,859)	(445,664)
Net property, plant and equipment		$339,212	$298,224

Depreciation expense for the fiscal years ended April 26, 2025, April 27, 2024, and April 29, 2023, was $45.6 million, $47.4 million, and $39.0 million, respectively.

Note 5: Leases

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

Supplemental balance sheet information pertaining to our leases is as follows:

(Amounts in thousands)	4/26/2025	4/27/2024
Operating leases
ROU lease assets	$450,177	$444,711
Lease liabilities, short-term	79,707	76,436
Lease liabilities, long-term	408,402	403,513
Finance leases
ROU lease assets	$2,671	$1,755
Lease liabilities, short-term	885	591
Lease liabilities, long-term	1,863	1,211

The ROU lease assets by segment are as follows:

(Amounts in thousands)	4/26/2025	4/27/2024
Wholesale	$110,045	$125,286
Retail	316,510	290,457
Corporate and Other	26,293	30,723
Total ROU lease assets	$452,848	$446,466

The components of lease cost are as follows:

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/26/2025	4/27/2024	4/29/2023
Operating lease cost	$97,261	$95,876	$90,500
Finance lease cost	773	588	130
Short-term lease cost	2,644	1,899	2,459
Variable lease cost	274	271	187
Less: Sublease income	(380)	(291)	(276)
Total lease cost	$100,572	$98,343	$93,000

The following tables present supplemental lease disclosures:

	Fiscal Year Ended
	(52 weeks)		(52 weeks)
	4/26/2025		4/27/2024
(Amounts in thousands)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for amounts included in the measurement of lease liabilities	$99,128	$773	$95,992	$588
Lease liabilities arising from new ROU lease assets	81,927	1,608	112,484	1,941

	4/26/2025		4/27/2024
(Amounts in thousands)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	6.8	3.6	7.1	3.0
Weighted-average discount rate	4.5%	5.7%	4.2%	6.0%

The following table presents our maturity of lease liabilities:

	4/26/2025
(Amounts in thousands)	Operating Leases (1)	Finance Leases
Within one year	$99,196	$1,013
After one year and within two years	90,247	915
After two years and within three years	81,610	457
After three years and within four years	75,269	365
After four years and within five years	63,371	272
After five years	158,432	—
Total lease payments	568,125	3,022
Less: Interest	80,016	274
Total lease obligations	$488,109	$2,748
(1)Excludes approximately $56.2 million in future lease payments for various operating leases commencing in a future period.

Note 6: Goodwill and Other Intangible Assets

We have goodwill on our consolidated balance sheet as follows:

Reportable Segment/Unit	Reporting Unit	Related Acquisition
Wholesale Segment	United Kingdom	Wholesale business in the United Kingdom and Ireland
Wholesale Segment	United Kingdom	La-Z-Boy United Kingdom Manufacturing (Furnico)
Retail Segment	Retail	La-Z-Boy Furniture Galleries® stores
Corporate and Other	Joybird	Joybird

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

Step 0 Assessment

During our fiscal 2025 annual impairment test, we first assessed goodwill recoverability qualitatively using the Step 0 approach for each of our reporting units. For our qualitative assessment, we considered the most recent quantitative analysis, which was performed during the fourth quarter of fiscal 2024 for the United Kingdom and Joybird reporting units and during the fourth quarter of fiscal 2020 for the Retail reporting unit, including assumptions used, such as discount rates and tax rates, indicated fair values, and the amounts by which those fair values exceeded their carrying amounts. Further, we compared actual performance in fiscal 2025, along with future financial projections to the internal financial projections used in the prior quantitative analyses. Additionally, we considered various other factors including macroeconomic conditions, relevant industry and market trends, and factors specific to the Company that could indicate a potential change in the fair value of our reporting units. Lastly, we evaluated whether any events have occurred or any circumstances have changed since that time that would indicate that our goodwill may have become impaired since our last quantitative tests.

Based on these qualitative assessments, we determined that it is more likely than not that the fair value of our Retail reporting unit exceeded its carrying value and as such, our goodwill for the Retail reporting unit was not considered impaired as of April 26, 2025 and the Step 1 quantitative goodwill impairment analysis was not necessary. However, for our United Kingdom and Joybird reporting units, we determined that the quantitative Step 1 goodwill impairment test was necessary as noted below.

Step 1 Assessment

United Kingdom Reporting Unit

Due to a decline in the United Kingdom's financial performance in fiscal 2025, primarily due to a significant customer transition and a challenging consumer environment, we deemed it necessary to perform the quantitative Step 1 goodwill impairment test for the United Kingdom reporting unit. To estimate the fair value of this reporting unit, we applied the income approach using discounted future cash flows in which sales and operating income projections were based on assumptions driven by the current economic conditions and assumed a 2.0% terminal growth rate. Our projections of revenue and operating income also include certain assumptions related to incremental business with new customers. Other key assumptions used in the quantitative assessment of the reporting unit's goodwill were a discount rate of 10.4%, reflecting a market participant weighted average cost of capital, and a tax rate of 25.0%, which was specific to the United Kingdom reporting unit. Based on our testing, the carrying value of the United Kingdom reporting unit exceeded its fair value as of April 26, 2025, by an amount greater than the recorded goodwill, and we recorded a non-cash pre-tax impairment charge of $20.6 million during the fourth quarter of fiscal 2025 to reduce the carrying value of the goodwill to zero.

Joybird Reporting Unit

Due to limited headroom from the fiscal 2024 impairment testing, we deemed it necessary to perform the quantitative Step 1 goodwill impairment test for the Joybird reporting unit. To estimate the fair value of this reporting unit, we applied a combination of the income approach and the market approach, weighted 75% and 25%, respectively. The income approach used discounted future cash flows in which sales and operating income projections were based on assumptions driven by current economic conditions and assumed a 2.0% terminal growth rate. Other key assumptions used in the discounted future cash flow model were a discount rate of 17.5%, reflecting a market participant weighted average cost of capital assuming Joybird would be sold as a stand-alone business, and a tax rate of 24.2%, which was specific to the Joybird reporting unit.

The market approach used the guideline public company method, which derives a valuation from market multiples based on revenue for comparable public companies and was adjusted for a control premium based on recent merger and acquisition transaction data of target companies similar to the Joybird reporting unit. Based on our testing, the fair value of the Joybird reporting unit exceeded its carrying value as of April 26, 2025 by approximately 16% and no impairment was recorded.

Further, a sensitivity analysis was performed on key assumptions used in the valuation, primarily the discount rate and terminal growth rate, and using a range of reasonable inputs, the fair value of the Joybird reporting unit exceeded its carrying value for each of the various scenarios analyzed. However, changes to other valuation inputs or failure to meet our forecasts, in particular our sales and operating income projections, could reduce the fair value of the Joybird reporting unit and thus increase the possibility that our goodwill may be impaired in the future.

The following table summarizes changes in the carrying amount of our goodwill by reportable segment:

(Amounts in thousands)	Wholesale Segment	Retail Segment	Corporate and Other	Total Goodwill
Balance at April 29, 2023 (1)	$20,202	$129,360	$55,446	$205,008
Acquisitions	—	9,593	—	9,593
Translation adjustment	(117)	(31)	—	(148)
Balance at April 27, 2024 (1)	20,085	138,922	55,446	214,453
Acquisitions	—	11,269	—	11,269
Impairment	(20,581)	—	—	(20,581)
Translation adjustment	496	(47)	—	449
Balance at April 26, 2025 (1)	$—	$150,144	$55,446	$205,590
(1)Includes $26.9 million of accumulated impairment losses in Corporate and Other.

We have intangible assets on our consolidated balance sheet as follows:

Reportable Segment	Intangible Asset	Useful Life
Wholesale Segment	Customer relationships from our acquisition of the wholesale business in the United Kingdom and Ireland	Amortizable over 15 year useful life
Wholesale Segment	American Drew® trade name	Indefinite-lived
Retail Segment	Reacquired rights to own and operate La-Z-Boy Furniture Galleries® stores	Indefinite-lived
Corporate and Other	Joybird® trade name	Amortizable over eight-year useful life

We test indefinite-lived intangible assets for impairment on an annual basis in the fourth quarter of our fiscal year, or more frequently if events or changes in circumstances indicate that the assets might be impaired. Similar to our goodwill testing, we used the qualitative Step 0 approach to assess if it was more likely than not that the fair values of our indefinite-lived intangible assets were greater than their carrying values. Based on the same qualitative factors outlined above, we determined that it is more likely than not that the fair value of each of our indefinite-lived intangible assets exceeded their respective carrying value and as such, our indefinite-lived intangible assets were not considered impaired as of April 26, 2025, and the Step 1 quantitative impairment analysis was not necessary.

During the fourth quarter of fiscal 2025, as a result of the challenges in our United Kingdom businesses as noted above, we determined there were events that indicated the carrying value of our United Kingdom asset group might be impaired. Using cash flows consistent with those used in the goodwill impairment testing, we determined the projected undiscounted cash flows were less than the carrying value of the asset group. To estimate the fair value of the United Kingdom asset group, we applied the income approach using discounted future cash flows consistent with those used in our goodwill impairment testing. As a result, we recorded an impairment charge of $1.5 million related to our customer relationship intangible asset. The impairment charge was recorded in SG&A expense within the Wholesale segment.

The following summarizes changes in our intangible assets:

(Amounts in thousands)	Indefinite-Lived Trade Names	Finite-Lived Trade Name	Indefinite-Lived Reacquired Rights	Other Intangible Assets	Total Intangible Assets
Balance at April 29, 2023	$1,155	$2,594	$33,739	$1,887	$39,375
Acquisitions	—	—	8,924	—	8,924
Amortization	—	(798)	—	(218)	(1,016)
Translation adjustment	—	—	(23)	(9)	(32)
Balance at April 27, 2024	$1,155	$1,796	$42,640	$1,660	$47,251
Acquisitions	—	—	6,404	—	6,404
Amortization	—	(798)	—	(222)	(1,020)
Impairment	—	—	—	(1,479)	(1,479)
Translation adjustment	—	—	(36)	41	5
Balance at April 26, 2025	$1,155	$998	$49,008	$—	$51,161

For our intangible assets recorded as of April 26, 2025, we estimate annual amortization expense to be $0.8 million in the subsequent fiscal year and $0.2 million in the second succeeding fiscal year, with no amortization estimated thereafter.

Note 7: Investments

We have current and long-term investments intended to enhance returns on our cash as well as to fund future obligations of certain retirement plans. Our short-term investments are included in other current assets and our long-term investments are included in other long-term assets on our consolidated balance sheet.

The following summarizes our investments:

(Amounts in thousands)	4/26/2025	4/27/2024
Short-term investments:
Marketable securities	$10	$5,553
Held-to-maturity investments	2,607	1,259
Total short-term investments	2,617	6,812
Long-term investments:
Marketable securities	12,284	12,690
Total investments	$14,901	$19,502

Investments to enhance returns on cash	$2,607	$6,754
Investments to fund compensation/retirement plans	12,294	12,748
Total investments	$14,901	$19,502

The following is a summary of the unrealized gains, unrealized losses, and fair value by investment type:

	4/26/2025			4/27/2024
(Amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$618	$—	$3,489	$476	$—	$3,728
Fixed income	114	(50)	6,335	15	(72)	12,015
Other	322	(15)	5,077	707	(14)	3,759
Total securities	$1,054	$(65)	$14,901	$1,198	$(86)	$19,502

The following table summarizes sales of marketable securities:

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/26/2025	4/27/2024	4/29/2023
Proceeds from sales	$11,994	$23,328	$24,483
Gross realized gains	559	1,967	94
Gross realized losses	(40)	(768)	(242)

As of April 26, 2025, we held $6.3 million of fixed income marketable securities, classified as available-for-sale securities, all of which do not have a single contractual maturity date.

Note 8: Accrued Expenses and Other Liabilities

(Amounts in thousands)	4/26/2025	4/27/2024
Payroll and other compensation	$65,311	$59,123
Accrued product warranty, current portion	22,357	22,362
Customer deposits	72,894	88,798
Deferred revenue	32,580	35,518
Other current liabilities	51,073	57,967
Accrued expenses and other current liabilities	$244,215	$263,768

Note 9: Debt

On October 15, 2021, we entered into a five-year $200 million unsecured revolving credit facility (as amended, the “Credit Facility”). Borrowings under the Credit Facility may be used by the Company for general corporate purposes. We may increase the size of the facility, either in the form of additional revolving commitments or new term loans, subject to the discretion of each lender to participate in such increase, up to an additional amount of $100 million. The Credit Facility will mature on October 15, 2026 and provides us the ability to extend the maturity date for two additional one-year periods, subject to the satisfaction of customary conditions. As of April 26, 2025, we have no borrowings outstanding under the Credit Facility.

The Credit Facility contains certain restrictive loan covenants, including, among others, financial covenants requiring a maximum consolidated net lease adjusted leverage ratio and a minimum consolidated fixed charge coverage ratio, as well as customary covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of certain assets. As of April 26, 2025, we were in compliance with our financial covenants under the Credit Facility.

Cash paid for interest during fiscal years 2025, 2024, and 2023 was $0.4 million, $0.4 million and $0.3 million, respectively.

Note 10: Employee Benefits

The table below summarizes the total costs associated with our employee benefit plans.

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/26/2025	4/27/2024	4/29/2023
401(k) Retirement Plan	$16,482	$14,698	$12,877
Performance Compensation Retirement Plan (1)	497	(133)	160
Deferred Compensation Plan (2)	(276)	(86)	202
Non-Qualified Defined Benefit Retirement Plan (3)	678	737	748
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

(Amounts in thousands)	4/26/2025	4/27/2024
Short-term obligation included in other current liabilities	$2,238	$2,341
Long-term obligation included in other long-term liabilities	7,280	9,021

Executive Deferred Compensation Plan. We maintain an executive deferred compensation plan for eligible highly compensated employees, an element of which may include Company contributions. Further information related to the plan is as follows:

(Amounts in thousands)	4/26/2025	4/27/2024
Plan obligation included in other long-term liabilities	$20,607	$21,157
Cash surrender value on life insurance contracts included in other long-term assets (1)	44,925	43,398
(1)Life insurance contracts are related to the Executive Deferred Compensation Plan and the PCRP.

Non-Qualified Defined Benefit Retirement Plan. We maintain a non-qualified defined benefit retirement plan for certain former salaried employees. We hold available-for-sale marketable securities to fund future obligations of this plan in a Rabbi trust (refer to Note 7, Investments, and Note 19, Fair Value Measurements, for additional information on these investments). We are not required to fund the non-qualified defined benefit retirement plan in fiscal 2026; however, we have the discretion to make contributions to the Rabbi trust.

Further information related to the plan is as follows:

(Amounts in thousands)	4/26/2025	4/27/2024
Short-term plan obligation included in other current liabilities	$995	$996
Long-term plan obligation included in other long-term liabilities	10,107	10,246
Discount rate used to determine obligation	5.4%	5.5%

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/26/2025	4/27/2024	4/29/2023
Actuarial loss recognized in AOCI	$83	$124	$193
Benefit payments (1)	946	1,041	1,091
(1)Benefit payments are scheduled to be between $0.9 million and $1.0 million annually for the next 10 years.

Note 11: Product Warranties

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

A reconciliation of the changes in our product warranty liability is as follows:

(Amounts in thousands)	4/26/2025	4/27/2024
Balance as of the beginning of the year	$28,909	$30,984
Accruals during the year	34,336	33,227
Settlements during the year	(33,305)	(35,302)
Balance as of the end of the year (1)	$29,940	$28,909
(1)$22.4 million is recorded in accrued expenses and other current liabilities as of April 26, 2025 and April 27, 2024, while the remainder is included in other long-term liabilities.

We recorded accruals during the periods presented in the table above, primarily to reflect charges that relate to warranties issued during the respective periods.

Note 12: Commitments and Contingencies

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

Note 13: Stock-Based Compensation

In fiscal 2025, our shareholders approved the La-Z-Boy Incorporated 2024 Omnibus Incentive Plan which provides for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units, unrestricted stock, performance awards, dividend equivalent rights, and short-term cash incentive awards. Under this plan, the aggregate number of common shares that may be issued through awards of any form is 3.1 million shares, reduced by the number of shares subject to awards granted under the La-Z-Boy Incorporated 2022 Omnibus Incentive Plan after April 27, 2024 and prior to the Annual Meeting of Shareholders of La-Z-Boy Incorporated held on August 27, 2024.

Awards granted in fiscal 2025 were made under our La-Z-Boy Incorporated 2022 Omnibus Incentive Plan. As of the end of fiscal 2025, no grants may be issued under this plan or any of our previous plans.

The table below summarizes the total stock-based compensation expense we recognized for all outstanding grants. Stock-based compensation expense is recorded in SG&A expense in the consolidated statement of income:

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/26/2025	4/27/2024	4/29/2023
Equity-based awards expense
Restricted stock	$8,897	$6,959	$5,069
Performance-based shares	6,276	5,109	4,293
Stock options	924	1,257	2,076
Restricted stock units issued to Directors	1,303	1,101	1,020
Total equity-based awards expense	17,400	14,426	12,458
Liability-based awards expense (1)	91	152	162
Total stock-based compensation expense	$17,491	$14,578	$12,620
(1)Includes stock appreciation rights, deferred stock units issued to Directors, restricted stock units, and performance-based units. Compensation expense for these awards is based on the market price of our common stock on the grant date and is remeasured each reporting period based on the market value of our common shares on the last day of the reported period.

Restricted Stock. We granted 245,813 shares of restricted stock units to employees during fiscal 2025 and we also have restricted stock awards outstanding from previous grants. We issue restricted stock at no cost to the employees and account for restricted stock awards as equity-based awards because when they vest, they will be settled in common shares. We recognize compensation expense for restricted stock over the vesting period equal to the fair value on the date our Compensation and Talent Oversight Committee of our board of directors approved the awards. Restricted stock awards vest at 25% per year, beginning one year from the grant date for a term of four years, with continued vesting upon retirement with respect to the fiscal 2023, fiscal 2024 and fiscal 2025 grants. We accelerate the expense for restricted stock granted to retirement-eligible employees over the vesting period, with expense recognized from the grant date through their retirement eligibility date or over the ten months following the grant date, whichever period is longer. We have elected to recognize forfeitures as an adjustment to compensation expense in the same period as the forfeitures occur. The weighted average fair value of the restricted stock that was awarded in fiscal 2025, fiscal 2024 and fiscal 2023 was $38.17, $27.68 and $24.58 per share, respectively, the market value of our common shares on the date of grant.

The following table summarizes information about non-vested awards as of and for the year ended April 26, 2025:

	Shares or Units (In Thousands)	Weighted Average Grant Date Fair Value
Non-vested awards at April 27, 2024	561	$27.58
Granted	246	38.17
Vested	(181)	28.24
Canceled	(19)	30.43
Non-vested awards at April 26, 2025	607	32.25

Unrecognized compensation cost related to non-vested restricted shares was $7.8 million and is expected to be recognized over a weighted-average remaining contractual term of all unvested awards of 1.6 years.

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

During the first quarter of fiscal 2025, we granted 163,888 performance-based shares, and we also have performance-based share awards outstanding from grants in fiscal 2024 and fiscal 2023. Payout of these grants depends on our financial performance (50%) and a market-based condition based on the total return our shareholders receive on their investment in our stock relative to returns earned through investments in other public companies (50%). The performance share opportunity ranges from 50% of the employee's target award if minimum performance requirements are met to a maximum of 200% of the target award based on the attainment of certain financial and shareholder-return goals over a specific performance period, which is generally three fiscal years.

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

The following table summarizes the performance-based shares outstanding at the maximum award amounts based upon the respective performance share agreements:

	Shares (In Thousands)	Weighted Average Grant Date Fair Value
Outstanding shares at April 27, 2024	801	$25.06
Granted	328	35.59
Vested	(67)	36.13
Unearned or canceled	(184)	26.87
Outstanding shares at April 26, 2025	878	27.77

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

The fair value of each performance-based share that we granted during fiscal 2025, 2024, and 2023 was as follows:

	Grant Year
Vesting based on:	Fiscal 2025	Fiscal 2024	Fiscal 2023
Performance goals (1)	$35.59	$25.48	$22.43
Market conditions (2)	$54.67	$34.15	$36.63
(1)Represents the market value of our common shares on the date we granted the awards less the dividends we expect to pay before the shares vest
(2)Based on Monte Carlo valuation model

Our unrecognized compensation cost at April 26, 2025, related to performance-based shares was $7.0 million based on the current estimates of the number of awards that will vest, and is expected to be recognized over a weighted-average remaining contractual term of all unvested awards of 1.7 years.

Equity-based compensation expenses related to performance-based shares recognized in our consolidated statement of income are as follows:

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/26/2025	4/27/2024	4/29/2023
Fiscal 2021 grant	$—	$—	$548
Fiscal 2022 grant	—	1,379	1,649
Fiscal 2023 grant	2,194	1,867	2,096
Fiscal 2024 grant	2,018	1,863	—
Fiscal 2025 grant	2,064	—	—
Total expense	$6,276	$5,109	$4,293

Stock Options. We did not grant stock options to employees during fiscal 2025 or fiscal 2024, but we have stock options outstanding from grants from prior years. We account for stock options as equity-based awards because when they are exercised, they will be settled in common shares. We recognize compensation expense for stock options over the vesting period equal to the fair value on the date our Compensation and Talent Oversight Committee of our board of directors approved the awards. The vesting period for our stock options ranges from one to four years, with accelerated vesting upon retirement. The vesting date for retirement-eligible employees is the later of the date they meet the criteria for retirement or ten months after the grant date. We accelerate the expense for options granted to retirement eligible employees over the vesting period, with expense recognized from the grant date through their retirement eligibility date or over the ten months following the grant date, whichever period is longer. We have elected to recognize forfeitures as an adjustment to compensation expense in the same period as the forfeitures occur. Granted options outstanding under the former long-term equity award plan remain in effect and have a term of 10 years. We estimated the fair value of the employee stock options granted in prior years at their respective grant date using the Black-Scholes option-pricing model, which requires management to make certain assumptions.

The fair value of stock options granted during fiscal year 2023 were calculated using the following assumptions:

	Grant Year
	Fiscal 2023	Assumption
Risk-free interest rate	2.87%	U.S. Treasury issues with term equal to expected life at grant date
Dividend rate	2.70%	Estimated future dividend rate and common share price at grant date
Expected life	5.0 years	Contractual term of stock option and expected employee exercise trends
Stock price volatility	42.78%	Historical volatility of our common shares
Fair value per option	$7.90

Plan activity for stock options under the above plans was as follows:

	Number of Shares (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at April 27, 2024	1,129	$30.69	6.0	$3,951
Granted	—	—	N/A	N/A
Canceled	(9)	37.43	N/A	N/A
Exercised	(487)	31.58	N/A	5,014
Outstanding at April 26, 2025	633	29.91	5.9	5,728

Exercisable at April 26, 2025	478	$30.60	5.6	$3,987

The aggregate intrinsic value of options exercised was $4.2 million and $1.0 million in fiscal 2024 and fiscal 2023, respectively. As of April 26, 2025, our total unrecognized compensation cost related to non-vested stock option awards was $0.3 million, which we expect to recognize over a weighted-average remaining vesting term of all unvested awards of 0.8 years. During the year ended April 26, 2025, stock options with respect to 0.2 million shares vested.

We received $15.3 million, $13.0 million, and $4.7 million in cash during fiscal 2025, 2024, and 2023, respectively, for exercises of stock options.

Restricted Stock Units Issued to Directors. Restricted stock units granted to our non-employee directors are offered at no cost to the directors and restricted stock units granted following August 2022 vest on the earlier of the date a director ceases to be a member of the board (for any reason other than the termination of service for cause) or the one-year anniversary of the grant date. During fiscal 2025, we granted 32,378 restricted stock units to our non-employee directors. We account for these restricted stock units as equity-based awards because when they vest, they will be settled in shares of our common stock. We measure and recognize compensation expense for these awards based on the market price of our common shares on the date of grant. The weighted-average fair value of the restricted stock units that were granted during fiscal 2025, fiscal 2024, and fiscal 2023 was $40.24, $30.80, and $26.49, respectively.
Note 14: Accumulated Other Comprehensive Loss
Activity in accumulated other comprehensive loss was as follows:

(Amounts in thousands)	Translation adjustment	Unrealized gain (loss) on marketable securities	Net pension amortization and net actuarial gain (loss)	Accumulated other comprehensive income (loss)
Balance at April 30, 2022	$(1,961)	$(298)	$(3,538)	$(5,797)
Changes before reclassifications	(691)	(27)	879	161
Amounts reclassified to net income	—	231	193	424
Tax effect	—	(51)	(265)	(316)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(691)	153	807	269
Balance at April 29, 2023	$(2,652)	$(145)	$(2,731)	$(5,528)
Changes before reclassifications	(1,152)	189	432	(531)
Amounts reclassified to net income	—	331	124	455
Tax effect	—	(129)	(137)	(266)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(1,152)	391	419	(342)
Balance at April 27, 2024	$(3,804)	$246	$(2,312)	$(5,870)
Changes before reclassifications	2,297	132	(205)	2,224
Amounts reclassified to net income	—	(11)	83	72
Tax effect	—	(30)	30	—
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	2,297	91	(92)	2,296
Balance at April 26, 2025	$(1,507)	$337	$(2,404)	$(3,574)
We reclassified both the unrealized gain (loss) on marketable securities and the net pension amortization from accumulated other comprehensive loss to net income through other income (expense), net.
The components of noncontrolling interest were as follows:

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/26/2025	4/27/2024	4/29/2023
Balance as of the beginning of the year	$10,296	$10,261	$8,897
Net income	1,396	2,010	1,277
Other comprehensive income (loss)	1,075	(803)	87
Dividends distributed to joint venture minority partners	(1,414)	(1,172)	—
Balance as of the end of the year	$11,353	$10,296	$10,261

Note 15: Revenue Recognition
The following table presents our revenue disaggregated by product category and by segment or unit:

	Year Ended April 26, 2025
(Amounts in thousands)	Wholesale	Retail	Corporate and Other	Total
Upholstered Furniture	$1,171,445	$731,254	$121,972	$2,024,671
Casegoods Furniture	72,041	50,635	9,191	131,867
Delivery	166,244	33,502	8,403	208,149
Other (1)	70,089	82,979	20,909	173,977
Total	$1,479,819	$898,370	$160,475	$2,538,664

		Eliminations		(429,457)
	Consolidated Net Sales			$2,109,207

	Year Ended April 27, 2024
(Amounts in thousands)	Wholesale	Retail	Corporate and Other	Total
Upholstered Furniture	$1,143,354	$698,782	$113,059	$1,955,195
Casegoods Furniture	73,960	47,651	9,777	131,388
Delivery	166,243	32,076	7,291	205,610
Other (1)	63,721	76,617	23,642	163,980
Total	$1,447,278	$855,126	$153,769	$2,456,173

		Eliminations		(409,146)
	Consolidated Net Sales			$2,047,027
(1)Primarily includes revenue for advertising, royalties, parts, accessories, after-treatment products, surcharges, rebates and other sales incentives.

Upholstered Furniture - Includes revenue for upholstered furniture, such as recliners, sofas, loveseats, chairs, sectionals, modulars, and ottomans. This revenue includes sales to La-Z-Boy Furniture Galleries® stores (including company-owned stores), operators of La-Z-Boy Comfort Studio® and branded space locations, England Custom Comfort Center locations, other major dealers, independent retailers, and the end consumer.
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

The following table presents our contract assets and liabilities:

(Unaudited, amounts in thousands)	4/26/2025	4/27/2024
Contract assets	$32,580	$35,518

Customer deposits	$72,894	$88,798
Deferred revenue	32,580	35,518
Total contract liabilities (1)	$105,474	$124,316
(1)During the year ended April 26, 2025, we recognized revenue of $116.6 million related to our contract liability balance at April 27, 2024.

Note 16: Segment Information

We report segment information consistent with the way our chief operating decision maker, (the "CODM"), our Board Chair, President and Chief Executive Officer, evaluates the operating results and performance of the Company. Our reportable operating segments include the Wholesale segment and the Retail segment.

Wholesale Segment. Our Wholesale segment consists primarily of four operating segments: La-Z-Boy, our largest operating segment, our England subsidiary, our casegoods operating segment that sells furniture under three brands (American Drew®, Hammary®, and Kincaid®), and our international operating segment which includes our international wholesale and manufacturing businesses. We aggregate these operating segments into one reportable segment because they are economically similar and meet the other aggregation criteria for determining reportable segments. Our Wholesale segment manufactures and imports upholstered furniture, such as recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas and imports casegoods (wood) furniture such as bedroom sets, dining room sets, entertainment centers and occasional pieces. The Wholesale segment sells directly to La-Z-Boy Furniture Galleries® stores, operators of La-Z-Boy Comfort Studio® and branded space locations, England Custom Comfort Center locations, major dealers, and a wide cross-section of other independent retailers.

Retail Segment. Our Retail segment consists of one operating segment comprised of our 203 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment sells primarily upholstered furniture, in addition to some casegoods and other home furnishing accessories, to end consumers through these stores.

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
We use operating income to evaluate segment performance and to allocate resources. Segment operating income is based on profit or loss from operations before interest expense, interest income, other income (expense), net and income taxes. The CODM assesses performance by regularly reviewing each segment's significant expense categories which include cost of sales, selling, general and administrative ("SG&A") expenses, and goodwill impairment, if applicable.
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
Identifiable assets are cash and equivalents, accounts receivable, net inventories, net property, plant and equipment, right-of-use lease assets, goodwill and other intangible assets. Our unallocated assets include deferred income taxes, corporate assets (including a portion of cash and equivalents), and various other assets. Asset information is regularly reviewed by the CODM at the consolidated level and segment-level asset information is not used for purposes of making decisions, assessing financial performance, or allocating resources.

The following table presents sales and operating income (loss) by segment:

	Year Ended April 26, 2025
(Amounts in thousands)	Wholesale	Retail	Corporate & Other	Intersegment Eliminations	Consolidated
Sales to external customers	$1,056,914	$898,370	$153,923	$—	$2,109,207
Intersegment sales	422,905	—	6,552	(429,457)	—
Total sales	1,479,819	898,370	160,475	(429,457)	2,109,207
Cost of sales	1,093,828	399,038	67,540	(377,617)	1,182,789
Gross profit	385,991	499,332	92,935	(51,840)	926,418
SG&A expenses	283,197	393,915	144,728	(51,840)	770,000
Goodwill impairment	20,581	—	—	—	20,581
Operating income (loss)	$82,213	$105,417	$(51,793)	$—	$135,837

Interest expense					(545)
Interest income					14,877
Other income (expense), net					(3,035)
Income before income taxes					$147,134

	Year Ended April 27, 2024
(Amounts in thousands)	Wholesale	Retail	Corporate & Other	Intersegment Eliminations	Consolidated
Sales to external customers	$1,048,431	$855,126	$143,470	$—	$2,047,027
Intersegment sales	398,847	—	10,299	(409,146)	—
Total sales	1,447,278	855,126	153,769	(409,146)	2,047,027
Cost of sales	1,073,251	380,520	72,626	(361,040)	1,165,357
Gross profit	374,027	474,606	81,143	(48,106)	881,670
SG&A expenses	274,654	362,924	141,402	(48,106)	730,874
Operating income (loss)	$99,373	$111,682	$(60,259)	$—	$150,796

Interest expense					(455)
Interest income					15,482
Other income (expense), net					(71)
Income before income taxes					$165,752

	Year Ended April 29, 2023
(Amounts in thousands)	Wholesale	Retail	Corporate & Other	Intersegment Eliminations	Consolidated
Sales to external customers	$1,215,429	$982,043	$151,961	$—	$2,349,433
Intersegment sales	474,819	—	14,229	(489,048)	—
Total sales	1,690,248	982,043	166,190	(489,048)	2,349,433
Cost of sales	1,289,247	449,117	84,453	(438,117)	1,384,700
Gross profit	401,001	532,926	81,737	(50,931)	964,733
SG&A expenses	285,786	371,355	147,084	(50,931)	753,294
Operating income (loss)	$115,215	$161,571	$(65,347)	$—	$211,439

Interest expense					(536)
Interest income					6,670
Other income (expense), net					(11,784)
Income before income taxes					$205,789

The following tables present additional financial information by segment and location.

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/26/2025	4/27/2024	4/29/2023
Depreciation and Amortization
Wholesale segment	$26,309	$28,189	$23,327
Retail segment	11,198	9,632	7,922
Corporate and Other	9,160	10,731	8,944
Consolidated depreciation and amortization	$46,667	$48,552	$40,193

Capital Expenditures
Wholesale segment	$31,333	$30,854	$38,491
Retail segment	36,915	18,502	22,285
Corporate and Other	6,032	4,195	8,036
Consolidated capital expenditures	$74,280	$53,551	$68,812

Sales by Country (1)
United States	91%	90%	89%
Canada	6%	6%	6%
Other	3%	4%	5%
Total	100%	100%	100%
(1)Sales are attributed to countries on the basis of the customer's location.

(Amounts in thousands)	4/26/2025	4/27/2024
Assets
Wholesale segment	$662,987	$722,044
Retail segment	727,178	650,586
Unallocated assets	531,997	540,812
Consolidated assets	$1,922,162	$1,913,442

Long-Lived Assets by Geographic Location
Domestic	$976,220	$911,616
International	72,591	94,778
Consolidated long-lived assets	$1,048,811	$1,006,394

Note 17: Income Taxes

Income before income taxes consists of the following:

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/26/2025	4/27/2024	4/29/2023
United States	$160,472	$145,854	$177,940
Foreign	(13,338)	19,898	27,849
Total	$147,134	$165,752	$205,789

Income tax expense (benefit) consists of the following components:

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/26/2025	4/27/2024	4/29/2023
Federal
Current	$28,002	$29,637	$31,945
Deferred	2,197	(1,529)	4,960
State
Current	8,807	9,823	10,345
Deferred	578	(318)	1,537
Foreign
Current	4,280	4,534	7,237
Deferred	2,318	(1,031)	(2,176)
Total income tax expense	$46,182	$41,116	$53,848

Our effective tax rate differs from the U.S. federal income tax rate for the following reasons:

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)
(% of income before income taxes)	4/26/2025	4/27/2024	4/29/2023
Statutory tax rate	21.0%	21.0%	21.0%
Increase (reduction) in income taxes resulting from:
State income taxes, net of federal benefit	5.1%	4.3%	4.5%
Change in valuation allowance	1.8%	—%	—%
Non-deductible asset impairment	3.5%	—%	—%
Foreign rate differences	1.2%	(0.2)%	(0.2)%
Miscellaneous items	(1.2)%	(0.3)%	0.9%
Effective tax rate	31.4%	24.8%	26.2%

For our Canada and Mexico foreign operating units, we permanently reinvest the earnings and consequently do not record a deferred tax liability relative to the undistributed earnings. We have reinvested approximately $75.2 million of the earnings. After enactment of the Tax Cuts and Jobs Act in 2017, the potential deferred tax attributable to these earnings would be approximately $3.3 million, primarily related to foreign withholding taxes and state income taxes. The Company is not permanently reinvested on undistributed earnings for its Thailand and United Kingdom foreign operating units and has provided for deferred tax attributable to those earnings of approximately $1.2 million as of the end of fiscal 2025.

The primary components of our deferred tax assets and (liabilities) were as follows:

(Amounts in thousands)	4/26/2025	4/27/2024
Assets
Leases	$123,764	$121,696
Deferred and other compensation	15,533	15,541
State income tax—net operating losses, credits and other	4,718	4,787
Warranty	7,247	6,985
Workers' compensation	1,962	1,823
Bad debt	1,516	1,587
Employee benefits	2,611	3,153
Federal and foreign net operating losses, credits	2,613	152
Other	1,999	1,822
Valuation allowance	(4,055)	(1,460)
Total deferred tax assets	157,908	156,086
Liabilities
Right of use lease assets	(114,705)	(113,628)
Property, plant and equipment	(14,795)	(13,995)
Inventory	(2,899)	(954)
Goodwill and other intangibles	(19,986)	(16,709)
Tax on undistributed foreign earnings	(1,194)	(1,365)
Net deferred tax assets	$4,329	$9,435

The deferred tax assets associated with loss carry forwards and the related expiration dates are as follows:

(Amounts in thousands)	Amount	Expiration
Various U.S. state net operating losses (excluding federal tax effect)	$1,169	Fiscal 2026-2040
Foreign capital losses	154	Indefinite
Foreign net operating losses	2,613	Indefinite

We evaluate our deferred taxes to determine if a valuation allowance is required. Accounting standards require that we assess whether a valuation allowance should be established based on the consideration of all available evidence using a "more likely than not" standard with significant weight being given to evidence that can be objectively verified.

The evaluation of the amount of net deferred tax assets expected to be realized necessarily involves forecasting the amount of taxable income that will be generated in future years. We have forecasted future results using estimates management believes to be reasonable. We based these estimates on objective evidence such as expected trends resulting from certain leading economic indicators. Based upon our net deferred tax asset position at April 26, 2025, we estimate that approximately $14.7 million of future taxable income would need to be generated to fully recover our net deferred tax assets. The realization of deferred income tax assets is dependent on future events and actual results may vary from management's forecasts due to economic volatility and uncertainty along with unpredictable complexities in the global supply chain. Such variances could result in adjustments to the valuation allowance on deferred tax assets in future periods, and such adjustments could be material to the financial statements.

A summary of the valuation allowance by jurisdiction is as follows:

(Amounts in thousands)	4/26/2025	4/27/2024	Change
U.S. State	$1,449	$1,310	$139
Foreign	2,606	150	2,456
Total	$4,055	$1,460	$2,595

The remaining valuation allowance of $4.1 million is primarily related to certain U.S. state and foreign deferred tax assets. The U.S. state deferred taxes are primarily related to state net operating losses and state tax credits. The foreign deferred taxes are primarily related to net operating losses.

As of April 26, 2025, we had a gross unrecognized tax benefit of $1.1 million related to uncertain tax positions in various jurisdictions. A reconciliation of the beginning and ending balance of these unrecognized tax benefits is as follows:

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/26/2025	4/27/2024	4/29/2023
Balance at the beginning of the period	$1,175	$1,084	$1,037
Additions:
Positions taken during the current year	100	168	109
Positions taken during the prior year	—	50	83
Reductions:
Positions taken during the prior year	(56)	—	—
Reductions resulting from the lapse of the statute of limitations	(157)	(127)	(145)
Balance at the end of the period	$1,062	$1,175	$1,084

We recognize interest and penalties associated with uncertain tax positions in income tax expense. We had approximately $0.5 million accrued for interest and penalties as of April 26, 2025 and April 27, 2024.

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

Our U.S. federal income tax returns for fiscal years 2022 and subsequent years are still subject to audit. In addition, we conduct business in various states. The major states in which we conduct business are subject to audit for fiscal years 2021 and subsequent years. Our foreign operations are subject to audit for fiscal years 2015 and subsequent years.

Cash paid for taxes (net of refunds received) during the fiscal years ended April 26, 2025, April 27, 2024, and April 29, 2023, was $43.8 million, $34.2 million, and $69.9 million, respectively.

Note 18: Earnings per Share

The following is a reconciliation of the numerators and denominators we used in our computations of basic and diluted earnings per share:

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/26/2025	4/27/2024	4/29/2023
Numerator (basic and diluted):
Net income attributable to La-Z-Boy Incorporated	$99,556	$122,626	$150,664

Denominator:
Basic weighted average common shares outstanding	41,601	42,878	43,148
Contingent common shares	561	279	91
Stock option dilution	182	123	1
Diluted weighted average common shares outstanding	42,345	43,280	43,240

Earnings per Share:
Basic	$2.39	$2.86	$3.49
Diluted (1)	$2.35	$2.83	$3.48
(1)Diluted earnings per share was computed using the treasury stock method.
The values for contingent common shares set forth above reflect the dilutive effect of common shares that we would have issued to employees under the terms of performance-based share awards if the relevant performance period for the award had been the reporting period.
We exclude the effect of options from our diluted share calculation when the weighted average exercise price of the options is higher than the average market price, since including the options' effect would be anti-dilutive. We did not exclude any outstanding options from the diluted share calculation for the fiscal year ended April 26, 2025. We excluded options to purchase 0.5 million and 1.4 million shares from the diluted share calculation for the years ended April 27, 2024 and April 29, 2023, respectively.

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

The following table presents the fair value hierarchy for those assets and liabilities we measured at fair value on a recurring basis at April 26, 2025 and April 27, 2024. There were no transfers into or out of Level 1, Level 2, or Level 3 for any of the periods presented.

At April 26, 2025
	Fair Value Measurements
(Amounts in thousands)	Level 1	Level 2	Level 3	NAV (1)	Total
Assets
Marketable securities	$—	$2,470	$—	$9,824	$12,294
Held-to-maturity investments	2,607	—	—	—	2,607
Total assets	$2,607	$2,470	$—	$9,824	$14,901

At April 27, 2024
	Fair Value Measurements
(Amounts in thousands)	Level 1	Level 2	Level 3	NAV (1)	Total
Assets
Marketable securities	$—	$7,996	$—	$10,247	$18,243
Held-to-maturity investments	1,259	—	—	—	1,259
Total assets	$1,259	$7,996	$—	$10,247	$19,502
(1)Certain marketable securities investments are measured at fair value using net asset value per share under the practical expedient methodology.

At April 26, 2025 and April 27, 2024, we held marketable securities to fund future obligations of certain retirement plans. At April 27, 2024, we also held marketable securities intended to enhance returns on our cash.

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

Changes in Internal Control over Financial Reporting.    There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

Securities Trading Plans of Directors and Officers

On March 11, 2025, Ms. Janet Kerr, a member of the Company’s Board of Directors, adopted a trading arrangement for the sale of securities of the Company’s common stock (the “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Ms. Kerr’s Rule 10b5-1 Trading Plan, which has a term duration of approximately nine months, provides for the sale of up to 3,372 shares of common stock pursuant to the terms of the plan.

Other than as described above, during the quarter ended April 26, 2025, none of our directors or officers adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this item appearing under the section captioned “Information About Our Executive Officers” in Part I of this Annual Report and the information that will be in our proxy statement for our 2025 Annual Meeting of Shareholders (“Proxy Statement”) under the caption “Board and Corporate Governance Matters” is incorporated herein by reference.

We have adopted a Code of Business Conduct, which applies to all of our officers, directors, and employees. A current copy of the code is posted at our website www.la-z-boy.com. We will disclose any amendments to, or waivers from, the code applicable to an executive officer or director at our website www.la-z-boy.com.

We have also adopted an Insider Trading Policy that governs the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to the Company. It is also our policy that the Company will not trade in Company securities in violation of applicable securities laws or stock exchange listing standards. A copy of the Company’s Insider Trading Policy is filed as Exhibit 19 to this Annual Report.
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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item, which will be in our Proxy Statement under the caption “Securities Ownership” is incorporated herein by reference.
Equity Plans
The table below provides information concerning our compensation plans under which common shares may be issued.
Equity Compensation Plan Information as of April 26, 2025

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (i)		Weighted-average exercise price of outstanding options (ii)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (i)) (iii)
Equity compensation plans approved by shareholders	2,099,790	(1)	$29.91	(2)	2,717,757	(3)
(1)Beginning August 27, 2024, all equity awards were issued under the 2024 Omnibus Incentive Plan (the "2024 Plan"). The total in this column includes: 633,246 stock options (of which 613,151 stock options were issued under the 2017 Omnibus Incentive Plan (the "2017 Plan"), under which we could no longer issue shares as of August 30, 2022, and 20,095 stock options were issued under the 2010 Omnibus Incentive Plan (the "2010 Plan"), under which we could no longer issue shares as of April 28, 2018; 588,400 RSUs (of which 5,479 RSUs were outstanding under the 2024 Plan, 474,818 RSUs were outstanding under the 2022 Omnibus Incentive Plan (the "2022 Plan"), under which we could no longer issue shares as of August 27, 2024, and 108,103 RSUs were outstanding under the 2017 Plan); and 878,144 unearned performance-based stock unit awards (of which 609,170 performance-based stock unit awards were outstanding under the 2022 Plan and 268,974 performance-based stock unit awards were outstanding under the 2017 Plan (assuming the maximum performance targets were achieved). Outstanding non-employee director RSU awards under the 2024 Plan, the 2022 Plan, the 2017 Plan, and the 2010 Plan are excluded; these awards are shown in the Security Ownership of Directors and Executive Officers table.
(2)Excludes RSU and performance-based stock unit awards settleable in shares from determination of weighted-average exercise price.
(3)This amount is the aggregate number of shares that is available for future issuance under our 2024 Omnibus Incentive Plan, which provides for awards of stock options, restricted stock, and performance awards (awards of our common stock based on achievement of pre-set goals over a performance period) to selected key employees and non-employee directors.

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

(a)The following documents are filed as part of this report:

(1)    Financial Statements:

Management's Report to Our Shareholders
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
Consolidated Statement of Income for each of the three fiscal years ended April 26, 2025, April 27, 2024, and April 29, 2023
Consolidated Statement of Comprehensive Income for each of the three fiscal years ended April 26, 2025, April 27, 2024, and April 29, 2023
Consolidated Balance Sheet at April 26, 2025, and April 27, 2024
Consolidated Statement of Cash Flows for the fiscal years ended April 26, 2025, April 27, 2024, and April 29, 2023
Consolidated Statement of Changes in Equity for the fiscal years ended April 26, 2025, April 27, 2024, and April 29, 2023
Notes to Consolidated Financial Statements

(2)Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts for the fiscal years ended April 26, 2025, April 27, 2024, and April 29, 2023
Schedule II immediately follows Item 16.
All other schedules are omitted because they are not applicable or not required because the required information is included in the financial statements or notes thereto.

(3)Exhibits:

The following exhibits are filed or furnished as part of this report:

Exhibit Number	Description
(3.1)	La-Z-Boy Incorporated Restated Articles of Incorporation (Incorporated by reference to Exhibit 3i to Form 10-Q for the quarter ended October 26, 1996)
(3.2)	La-Z-Boy Incorporated Amendment to Restated Articles of Incorporation effective August 21, 1998 (Incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarter ended October 27, 2012)
(3.3)	La-Z-Boy Incorporated Amendment to Restated Articles of Incorporation effective August 22, 2008 (Incorporated by reference to Exhibit 3.3 to Form 10-Q for the quarter ended October 27, 2012)
(3.4)	La-Z-Boy Incorporated Amendment to Restated Articles of Incorporation effective August 24, 2012 (Incorporated by reference to Exhibit 3.4 to Form 10-Q for the quarter ended October 27, 2012)
(3.5)	La-Z-Boy Incorporated Amended and Restated Bylaws effective December 10, 2024 (Incorporated by reference to Exhibit 3.1 to Form 8-K filed December 16, 2024)
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

(4.3)	Description of Securities (Incorporated by reference to Exhibit 4.2 to Form 10-K for the year ended April 27, 2019)

Exhibit Number		Description
(10.1)	*
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

(10.16)	*	La-Z-Boy Incorporated 2017 Omnibus Incentive Plan Revised Sample Award Agreement effective June 28, 2022 (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended July 30, 2022)
(10.17)	*	La-Z-Boy Incorporated 2022 Omnibus Incentive Plan (Incorporated by reference to Appendix A to Definitive Proxy Statement filed July 20, 2022)
(10.18)	*	La-Z-Boy Incorporated 2022 Omnibus Incentive Plan Sample Award Agreement effective June 26, 2023 (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended July 29, 2023)
(10.19)	*	La-Z-Boy Incorporated 2024 Omnibus Incentive Plan (Incorporated by reference to Appendix A to Definitive Proxy Statement filed July 17, 2024)
(10.20)	*	La-Z-Boy Incorporated 2024 Omnibus Incentive Plan Sample Award Agreement
(19)		Insider Trading Policy (Incorporated by reference to Exhibit 19 to Form 10-K for the fiscal year ended April 27, 2024)
(21)		List of subsidiaries of La-Z-Boy Incorporated
(23)		Consent of PricewaterhouseCoopers LLP (EDGAR filing only)
(31.1)		Certifications of Chief Executive Officer pursuant to Rule 13a-14(a)
(31.2)		Certifications of Chief Financial Officer pursuant to Rule 13a-14(a)
(32)		Certifications pursuant to 18 U.S.C. Section 1350
(97)		Policy on Recoupment of Incentive Compensation (Incorporated by reference to Exhibit 97 to Form 10-K for the fiscal year ended April 27, 2024)
(101.INS)		XBRL Instance Document
(101.SCH)		XBRL Taxonomy Extension Schema Document
(101.CAL)		XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit Number	Description
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document
(104)	The cover page from the Company's Annual Report on Form 10-K for the year ended April 26, 2025, formatted in Inline XBRL (included in Exhibit 101)
*    Indicates a management contract or compensatory plan or arrangement under which a director or executive officer may receive benefits.
ITEM 16.    FORM 10-K SUMMARY.
None.
LA-Z-BOY INCORPORATED
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

		Additions
Description	Balance at Beginning of Year	Charged/ (Credited) to Costs and Expenses		Charged/ (Credited) to Other Accounts		Deductions		Balance at End of Year
Allowance for doubtful accounts, deducted from accounts receivable:
April 26, 2025	$5,076	$1,055	(1)	$—		$(1,089)	(2)	$5,042
April 27, 2024	4,776	391	(1)	—		(91)	(2)	5,076
April 29, 2023	3,406	1,489	(1)	—		(119)	(2)	4,776
Allowance for deferred tax assets:
April 26, 2025	$1,460	$2,681		$(86)	(3)	$—		$4,055
April 27, 2024	3,468	79		(2,087)	(3)	—		1,460
April 29, 2023	3,517	370		(419)	(3)	—		3,468
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

DATE: June 17, 2025		LA-Z-BOY INCORPORATED

	BY	/s/ MELINDA D. WHITTINGTON
Melinda D. Whittington Board Chair, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of June 17, 2025, by the following persons on behalf of the registrant and in the capacities indicated.

/s/ M.D. WHITTINGTON	/s/ M.T. LAWTON
M.D. Whittington Board Chair, President and Chief Executive Officer	M.T. Lawton Lead Director

/s/ E.L. ALEXANDER	/s/ M.H. BAER
E.L. Alexander Director	M.H. Baer Director

/s/ S.M. GALLAGHER	/s/ J.P. HACKETT
S.M. Gallagher Director	J.P. Hackett Director

/s/ R.S. HAIDER	/s/ J.E. KERR
R.S. Haider Director	J.E. Kerr Director

/s/ M.S. LAVIGNE	/s/ T.E. LUEBKE
M.S. LaVigne Director	T.E. Luebke Senior Vice President and Chief Financial Officer

/s/ J.L. MCCURRY	/s/ R.L. O'GRADY
J.L. McCurry Vice President, Corporate Controller and Chief Accounting Officer	R.L. O'Grady Director

/s/ L.B. PETERS
L.B. Peters Director