Form 10-Q
period 2025-07-26
LA-Z-BOY INC
filed 2025-08-19
CIK 57131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 26, 2025
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                     Yes  ☐   No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 12, 2025
Common Stock, $1.00 Par Value	41,207,237

LA-Z-BOY INCORPORATED
FORM 10-Q FIRST QUARTER OF FISCAL 2026

PART I - FINANCIAL INFORMATION (UNAUDITED)
ITEM 1. FINANCIAL STATEMENTS
LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

	Quarter Ended
(Unaudited, amounts in thousands, except per share data)	7/26/2025	7/27/2024
Sales	$492,229	$495,532
Cost of sales	283,032	282,189
Gross profit	209,197	213,343
Selling, general and administrative expense	187,210	180,973
Operating income	21,987	32,370
Interest expense	(120)	(210)
Interest income	3,108	4,424
Other income (expense), net	(585)	(618)
Income before income taxes	24,390	35,966
Income tax expense	6,093	9,162
Net income	18,297	26,804
Net income attributable to noncontrolling interests	(93)	(645)
Net income attributable to La-Z-Boy Incorporated	$18,204	$26,159

Basic weighted average common shares	41,027	42,052
Basic net income attributable to La-Z-Boy Incorporated per share	$0.44	$0.62

Diluted weighted average common shares	41,425	42,564
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.44	$0.61

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Quarter Ended
(Unaudited, amounts in thousands)	7/26/2025	7/27/2024
Net income	$18,297	$26,804
Other comprehensive income
Currency translation adjustment	1,156	1,533
Net unrealized gain on marketable securities, net of tax	13	113
Net pension amortization, net of tax	19	15
Total other comprehensive income	1,188	1,661
Total comprehensive income before noncontrolling interests	19,485	28,465
Comprehensive (income) attributable to noncontrolling interests	(502)	(971)
Comprehensive income attributable to La-Z-Boy Incorporated	$18,983	$27,494

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET

(Unaudited, amounts in thousands, except par value)	7/26/2025	4/26/2025
Current assets
Cash and equivalents	$318,544	$328,449
Receivables, net of allowance of $5,047 at 7/26/2025 and $5,042 at 4/26/2025	131,001	139,533
Inventories, net	252,120	255,285
Other current assets	91,572	82,421
Total current assets	793,237	805,688
Property, plant and equipment, net	345,262	339,212
Goodwill	205,629	205,590
Other intangible assets, net	50,991	51,161
Deferred income taxes – long-term	6,738	7,349
Right of use lease assets	461,394	452,848
Other long-term assets, net	62,702	60,314
Total assets	$1,925,953	$1,922,162

Current liabilities
Accounts payable	$99,725	$95,984
Lease liabilities, short-term	81,470	80,592
Accrued expenses and other current liabilities	235,095	244,215
Total current liabilities	416,290	420,791
Lease liabilities, long-term	420,235	410,265
Other long-term liabilities	61,406	59,130
Shareholders' equity
Preferred shares – 5,000 authorized; none issued	—	—
Common shares, $1.00 par value – 150,000 authorized; 41,207 outstanding at 7/26/2025 and 41,164 outstanding at 4/26/2025	41,207	41,164
Capital in excess of par value	388,546	385,601
Retained earnings	589,209	597,432
Accumulated other comprehensive loss	(2,795)	(3,574)
Total La-Z-Boy Incorporated shareholders' equity	1,016,167	1,020,623
Noncontrolling interests	11,855	11,353
Total equity	1,028,022	1,031,976
Total liabilities and equity	$1,925,953	$1,922,162

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS

	Quarter Ended
(Unaudited, amounts in thousands)	7/26/2025	7/27/2024
Cash flows from operating activities
Net income	$18,297	$26,804
Adjustments to reconcile net income to cash provided by operating activities
(Gain)/loss on disposal and impairment of assets	(92)	(117)
(Gain)/loss on sale of investments	(94)	(80)
Provision for doubtful accounts	129	91
Depreciation and amortization	11,329	12,147
Amortization of right-of-use lease assets	20,234	22,722
Equity-based compensation expense	3,420	3,175
Change in deferred taxes	1,075	1,999
Change in receivables	8,498	17,783
Change in inventories	3,637	(6,912)
Change in other assets	(4,805)	(6,668)
Change in payables	4,653	952
Change in lease liabilities	(20,230)	(23,306)
Change in other liabilities	(9,759)	3,728
Net cash provided by operating activities	36,292	52,318

Cash flows from investing activities
Proceeds from disposals of assets	170	158
Capital expenditures	(18,461)	(15,620)
Purchases of investments	(117)	(2,813)
Proceeds from sales of investments	216	7,879
Acquisitions	(627)	(6,797)
Net cash used for investing activities	(18,819)	(17,193)

Cash flows from financing activities
Payments on finance lease liabilities	(225)	(145)
Payments for debt issuance costs	(784)	—
Stock issued for stock and employee benefit plans, net of shares withheld for taxes	(5,190)	7,874
Repurchases of common stock	(12,505)	(33,673)
Dividends paid to shareholders	(9,012)	(8,371)
Net cash used for financing activities	(27,716)	(34,315)

Effect of exchange rate changes on cash and equivalents	338	362
Change in cash and cash equivalents	(9,905)	1,172
Cash and cash equivalents at beginning of period	328,449	341,098
Cash and cash equivalents at end of period	$318,544	$342,270

Supplemental disclosure of non-cash investing activities
Capital expenditures included in payables	$6,233	$2,583
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited, amounts in thousands, except per share data)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Total
At April 26, 2025	$41,164	$385,601	$597,432	$(3,574)	$11,353	$1,031,976
Net income	—	—	18,204	—	93	18,297
Other comprehensive income	—	—	—	779	409	1,188
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	343	173	(5,706)	—	—	(5,190)
Repurchases of 300 shares of common stock	(300)	(648)	(11,560)	—	—	(12,508)
Stock option and restricted stock expense	—	3,420	—	—	—	3,420
Dividends declared and paid ($0.22/share)	—	—	(9,012)	—	—	(9,012)
Dividends declared not paid ($0.22/share)	—	—	(149)	—	—	(149)
At July 26, 2025	$41,207	$388,546	$589,209	$(2,795)	$11,855	$1,028,022

(Unaudited, amounts in thousands, except per share data)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Total
At April 27, 2024	$42,440	$368,485	$598,009	$(5,870)	$10,296	$1,013,360
Net income	—	—	26,159	—	645	26,804
Other comprehensive income	—	—	—	1,335	326	1,661
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	508	10,086	(2,720)	—	—	7,874
Repurchases of 933 shares of common stock	(933)	(10,325)	(22,658)	—	—	(33,916)
Stock option and restricted stock expense	—	3,175	—	—	—	3,175
Dividends declared and paid ($0.20/share)	—	—	(8,371)	—	—	(8,371)
Dividends declared not paid ($0.20/share)	—	—	(111)	—	—	(111)
At July 27, 2024	$42,015	$371,421	$590,308	$(4,535)	$11,267	$1,010,476

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

The accompanying consolidated financial statements include the consolidated accounts of La-Z-Boy Incorporated and our majority-owned subsidiaries (collectively, the "Company"). We derived the April 26, 2025 balance sheet from our audited financial statements. We prepared the interim financial information in conformity with generally accepted accounting principles ("US GAAP"), which we applied on a basis consistent with those reflected in our fiscal 2025 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”), but the information does not include all of the disclosures required by US GAAP. In management’s opinion, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments (except as otherwise disclosed), that are necessary for a fair statement of results for the respective interim periods. The interim results reflected in the accompanying financial statements are not necessarily indicative of the results of operations that will occur for the full fiscal year ending April 25, 2026.

Accounting Pronouncements Adopted in Fiscal 2026

The following table summarizes Accounting Standards Updates ("ASUs"), which were adopted in fiscal 2026, but did not have a material impact on our accounting policies or our consolidated financial statements and related disclosures.

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

ASU	Description	Adoption Date
ASU 2025-05	Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets	Fiscal 2027
ASU 2025-03	Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity	Fiscal 2028
ASU 2024-04	Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments	Fiscal 2027
ASU 2024-03	Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	Fiscal 2028

Note 2: Acquisitions

We did not complete any acquisitions during the first quarter of fiscal 2026.

Prior Year Acquisitions

The Retail acquisition completed in the first quarter of fiscal 2025 reflects a core component of our strategic priorities, which is to grow our company-owned retail business and leverage our integrated retail model (where we earn a combined profit on both the wholesale and retail sales) in suitable geographic markets, alongside the existing La-Z-Boy Furniture Galleries® network.

Prior to the Retail acquisition, we licensed to the counterparty the exclusive right to own and operate the La-Z-Boy Furniture Galleries® store (and to use the associated trademarks and trade name) in its market, and we reacquired these rights when we consummated the transaction. These required rights are indefinite-lived because our retailer agreements are perpetual agreements that have no specific expiration date and no renewal options. The effective settlement date of this arrangement resulted in no settlement gain or loss as the contractual terms were at market. For federal income tax purposes, we amortize and deduct the indefinite-lived intangible assets and goodwill over 15 years.

The acquisition below was not significant to our consolidated financial statements, and, therefore, pro-forma financial information is not presented.

Davenport, Iowa Acquisition

On July 22, 2024, we completed our acquisition of the Davenport, Iowa business that operates one independently owned La-Z-Boy Furniture Galleries® store for $7.4 million, inclusive of customary adjustments. We paid total cash of $6.9 million during the first and second quarters of fiscal 2025 and the remaining consideration included forgiveness of accounts receivable and payments based on working capital adjustments. As part of the acquisition, we recorded an indefinite-lived intangible asset of $1.7 million related to the reacquired rights described above. We also recognized $5.1 million of goodwill in our Retail segment related primarily to synergies we expect from the integration of the acquired store and future benefits of these synergies.

Note 3: Inventories

A summary of inventories is as follows:

(Unaudited, amounts in thousands)	7/26/2025	4/26/2025
Raw materials	$128,271	$128,823
Work in process	18,568	19,280
Finished goods	151,895	153,796
FIFO inventories	298,734	301,899
Excess of FIFO over LIFO	(46,614)	(46,614)
Total inventories	$252,120	$255,285

Note 4: Goodwill and Other Intangible Assets

We have goodwill on our consolidated balance sheet as follows:

Reportable Segment/Unit	Reporting Unit	Related Acquisition
Wholesale Segment	United Kingdom (1)	Wholesale business in the United Kingdom and Ireland
Wholesale Segment	United Kingdom (1)	La-Z-Boy United Kingdom Manufacturing (Furnico)
Retail Segment	Retail	La-Z-Boy Furniture Galleries® stores
Corporate and Other	Joybird	Joybird
(1)The United Kingdom reporting unit is fully impaired and has no carrying value as of July 26, 2025.

The following table summarizes changes in the carrying amount of our goodwill by reportable segment:

(Unaudited, amounts in thousands)	Wholesale Segment	Retail Segment	Corporate and Other	Total Goodwill
Balance at April 26, 2025 (1)	$—	$150,144	$55,446	$205,590
Translation adjustment	—	39	—	39
Balance at July 26, 2025 (1)	$—	$150,183	$55,446	$205,629
(1)Includes $26.9 million and $20.6 million of accumulated impairment losses in Corporate and Other and the Wholesale segment, respectively.

We have intangible assets on our consolidated balance sheet as follows:

Reportable Segment	Intangible Asset	Useful Life
Wholesale Segment	American Drew® trade name	Indefinite-lived
Retail Segment	Reacquired rights to own and operate La-Z-Boy Furniture Galleries® stores	Indefinite-lived
Corporate and Other	Joybird® trade name	Amortizable over eight-year useful life

The following summarizes changes in our intangible assets:

(Unaudited, amounts in thousands)	Indefinite- Lived Trade Names	Finite-Lived Trade Name	Indefinite- Lived Reacquired Rights	Total Intangible Assets
Balance at April 26, 2025	$1,155	$998	$49,008	$51,161
Amortization	—	(200)	—	(200)
Translation adjustment	—	—	30	30
Balance at July 26, 2025	$1,155	$798	$49,038	$50,991

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

The following summarizes our investments:

(Unaudited, amounts in thousands)	7/26/2025	4/26/2025
Short-term investments:
Marketable securities	$46	$10
Held-to-maturity investments	2,680	2,607
Total short-term investments	2,726	2,617
Long-term investments:
Marketable securities	12,630	12,284
Total investments	$15,356	$14,901

Investments to enhance returns on cash	$2,680	$2,607
Investments to fund compensation/retirement plans	12,676	12,294
Total investments	$15,356	$14,901

The following is a summary of the unrealized gains, unrealized losses, and fair value by investment type:

	7/26/2025			4/26/2025
(Unaudited, amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$1,055	$—	$3,830	$618	$—	$3,489
Fixed income	135	(52)	6,380	114	(50)	6,335
Other	303	(2)	5,146	322	(15)	5,077
Total securities	$1,493	$(54)	$15,356	$1,054	$(65)	$14,901

The following table summarizes sales of marketable securities:

	Quarter Ended
(Unaudited, amounts in thousands)	7/26/2025	7/27/2024
Proceeds from sales	$216	$7,879
Gross realized gains	94	115
Gross realized losses	—	(35)

As of July 26, 2025, we held $6.4 million of fixed income marketable securities, classified as available-for-sale securities, all of which do not have a single contractual maturity date.
Note 6: Debt

On October 15, 2021, we entered into a credit agreement with Wells Fargo Bank, National Association, as administrative agent, the other agents and lenders named therein and the other parties thereto (as amended prior to July 1, 2025, the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit facility in an aggregate principal amount of $200 million, which includes a $50 million letter of credit sub-limit (the “Credit Facility”).

On July 1, 2025, we entered into an amendment to the Credit Agreement (the “Credit Agreement Amendment”). The Credit Agreement Amendment, among other things, (i) extended the maturity date of the Credit Facility from October 15, 2026 to July 1, 2030, (ii) increased the accordion basket for additional revolving commitments and/or incremental term loans from $100 million to $125 million, (iii) removed the secured overnight financing rate (“SOFR”) credit spread adjustment, and (iv) decreased the consolidated fixed charge coverage ratio required to be satisfied under the Company’s financial covenant.

Borrowings under the Credit Facility may be used by the Company for general corporate purposes. The Credit Facility will mature on July 1, 2030, and provides us the ability to extend the maturity date for two additional one-year periods, subject to the satisfaction of customary conditions.

The Credit Facility contains certain restrictive loan covenants, including, among others, financial covenants requiring a maximum consolidated net lease adjusted leverage ratio and a minimum consolidated fixed charge coverage ratio, as well as customary covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of certain assets.

As of July 26, 2025, we have no borrowings outstanding under the Credit Facility and we were in compliance with our financial covenants under the Credit Facility.

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

A reconciliation of the changes in our product warranty liability is as follows:

	Quarter Ended
(Unaudited, amounts in thousands)	7/26/2025 (1)	7/27/2024
Balance as of the beginning of the period	$29,940	$28,909
Accruals during the period	6,576	8,900
Settlements during the period	(7,406)	(8,331)
Balance as of the end of the period	$29,110	$29,478
(1)$21.2 million and $22.4 million is recorded in accrued expenses and other current liabilities as of July 26, 2025, and April 26, 2025, respectively, while the remainder is included in other long-term liabilities.

We recorded accruals during the periods presented in the table above, primarily to reflect charges that relate to warranties issued during the respective periods.

Note 8: Stock-Based Compensation

The table below summarizes the total stock-based compensation expense we recognized for all outstanding grants in our consolidated statement of income:

	Quarter Ended
(Unaudited, amounts in thousands)	7/26/2025	7/27/2024
Equity-based awards expense	$3,420	$3,175
Liability-based awards expense (1)	(14)	161
Total stock-based compensation expense	$3,406	$3,336
(1)Includes stock appreciation rights, deferred stock units issued to Directors, restricted stock units, and performance-based units. Compensation expense for these awards is based on the market price of our common stock on the grant date and is remeasured each reporting period based on the market value of our common shares on the last day of the reported period.

Restricted Stock. During the first quarter of fiscal 2026, we granted 263,509 shares of restricted stock units to employees and we also have restricted stock awards outstanding from previous grants. We issue restricted stock at no cost to the employees and account for restricted stock awards as equity-based awards because when they vest, they will be settled in common shares. We recognize compensation expense for restricted stock over the vesting period equal to the fair value on the date our Compensation and Talent Oversight Committee of our board of directors approved the awards. Restricted stock awards vest at 25% per year, beginning one year from the grant date for a term of four years, with continued vesting upon retirement. We accelerate the expense for restricted stock granted to retirement-eligible employees over the vesting period, with expense recognized from the grant date through their retirement eligibility date or over the ten months following the grant date, whichever period is longer. We have elected to recognize forfeitures as an adjustment to compensation expense in the same period as the forfeitures occur. The weighted average fair value of the restricted stock that was awarded in the first quarter of fiscal 2026 was $38.24 per share, the market value of our common shares on the date of grant.

Performance Shares. During the first quarter of fiscal 2026, we granted 182,671 performance-based shares, and we also have performance-based share awards outstanding from previous grants. Payouts of these grants depend on our financial performance (50%) and a market-based condition based on the total return our shareholders receive on their investment in our stock relative to returns earned through investments in other public companies (50%). The performance share opportunity ranges from 50% of the employee’s target award if minimum performance requirements are met to a maximum of 200% of the target award based on the attainment of certain financial and shareholder-return goals over a specific performance period, which is generally three fiscal years.

We account for performance-based shares as equity-based awards because when they vest, they will be settled in common shares. In the event of an employee's termination during the vesting period, the potential right to earn shares under this program is generally forfeited and we have elected to recognize forfeitures as an adjustment to compensation expense in the same period in which the forfeitures occur. For shares that vest based on our results relative to the performance goals, we expense as compensation cost the fair value of the shares as of the day we granted the awards recognized over the performance period, taking into account the probability that we will satisfy the performance goals. The fair value of each share of the awards we granted in fiscal 2026 that vest based on attaining performance goals was $35.62, the market value of our common shares on the date we granted the awards less the dividends we expect to pay before the shares vest. For shares that vest based on market conditions, we use a Monte Carlo valuation model to estimate each share’s fair value as of the date of grant. The Monte Carlo valuation model uses multiple simulations to evaluate our probability of achieving various stock price levels to determine our expected performance ranking relative to our peer group. For shares that vest based on market conditions, we expense compensation cost over the vesting period regardless of whether the market condition is ultimately satisfied. Based on the Monte Carlo valuation model, the fair value as of the grant date of the fiscal 2026 grant of shares that vest based on market conditions was $52.91.

Stock Options. We did not grant stock options to employees during the first quarter of fiscal 2026, but we have stock options outstanding from grants from prior years. We account for stock options as equity-based awards because when they are exercised, they will be settled in common shares. We recognize compensation expense for stock options over the vesting period equal to the fair value on the date our Compensation and Talent Oversight Committee of our board of directors approved the awards. The vesting period for our stock options ranges from one to four years, with accelerated vesting upon retirement. The vesting date for retirement-eligible employees is the later of the date they meet the criteria for retirement or ten months after the grant date. We accelerate the expense for options granted to retirement eligible employees over the vesting period, with expense recognized from the grant date through their retirement eligibility date or over the ten months following the grant date, whichever period is longer. We have elected to recognize forfeitures as an adjustment to compensation expense in the same period as the forfeitures occur. Granted options outstanding under the former long-term equity award plan remain in effect and have a term of 10 years. We estimated the fair value of the employee stock options granted in prior years at their respective grant date using the Black-Scholes option-pricing model, which requires management to make certain assumptions.

Note 9: Accumulated Other Comprehensive Loss

Activity in accumulated other comprehensive income (loss) for the quarters ended July 26, 2025, and July 27, 2024, is as follows:

(Unaudited, amounts in thousands)	Translation adjustment	Unrealized gain (loss) on marketable securities	Net pension amortization and net actuarial gain (loss)	Accumulated other comprehensive income (loss)
Balance at April 26, 2025	$(1,507)	$337	$(2,404)	$(3,574)
Changes before reclassifications	747	19	—	766
Amounts reclassified to net income	—	(1)	25	24
Tax effect	—	(5)	(6)	(11)
Other comprehensive income attributable to La-Z-Boy Incorporated	747	13	19	779
Balance at July 26, 2025	$(760)	$350	$(2,385)	$(2,795)

Balance at April 27, 2024	$(3,804)	$246	$(2,312)	$(5,870)
Changes before reclassifications	1,207	150	—	1,357
Amounts reclassified to net income	—	—	20	20
Tax effect	—	(37)	(5)	(42)
Other comprehensive income attributable to La-Z-Boy Incorporated	1,207	113	15	1,335
Balance at July 27, 2024	$(2,597)	$359	$(2,297)	$(4,535)

We reclassified both the unrealized gain (loss) on marketable securities and the net pension amortization from accumulated other comprehensive loss to net income through other income (expense), net.

The components of noncontrolling interest were as follows:

	Quarter Ended
(Unaudited, amounts in thousands)	7/26/2025	7/27/2024
Balance as of the beginning of the period	$11,353	$10,296
Net income	93	645
Other comprehensive income	409	326
Balance as of the end of the period	$11,855	$11,267

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
The following table presents our revenue disaggregated by product category and by segment or unit:

	Quarter Ended July 26, 2025				Quarter Ended July 27, 2024
(Unaudited, amounts in thousands)	Wholesale	Retail	Corporate and Other	Total	Wholesale	Retail	Corporate and Other	Total
Upholstered Furniture	$272,356	$170,867	$23,361	$466,584	$281,180	$166,875	$27,876	$475,931
Casegoods Furniture	17,774	10,954	1,379	30,107	16,088	11,375	3,119	30,582
Delivery	37,347	7,503	1,896	46,746	38,513	7,382	2,068	47,963
Other (1)	25,480	17,826	4,599	47,905	15,119	16,738	5,645	37,502
Total	$352,957	$207,150	$31,235	$591,342	$350,900	$202,370	$38,708	$591,978

Eliminations				(99,113)				(96,446)
Consolidated Net Sales				$492,229				$495,532
(1)Primarily includes surcharges, revenue for advertising, royalties, parts, accessories, after-treatment products, rebates and other sales incentives.

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

The following table presents our contract assets and liabilities:

(Unaudited, amounts in thousands)	7/26/2025	4/26/2025
Contract assets	$35,327	$32,580

Customer deposits	$82,677	$72,894
Deferred revenue	35,327	32,580
Total contract liabilities (1)	$118,004	$105,474
(1)During the quarter ended July 26, 2025, we recognized revenue of $94.6 million related to our contract liability balance at April 26, 2025.

Note 11: Segment Information

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

Retail Segment. Our Retail segment consists of one operating segment comprised of our 205 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment sells primarily upholstered furniture, in addition to some casegoods and other home furnishings accessories, to end consumers through these stores.

Corporate and Other. Corporate and Other includes the shared costs for corporate functions, including human resources, information technology, finance and accounting, and legal, in addition to revenue generated through royalty agreements with companies licensed to use the La-Z-Boy® brand name on various products. We consider our corporate functions to be other business activities and have aggregated them with our other insignificant operating segments, including our global trading company in Hong Kong and Joybird, an omni-channel retailer that manufactures upholstered furniture, such as sofas, loveseats, chairs, ottomans, sleeper sofas and beds, and also imports casegoods (wood) furniture, such as occasional tables and other accessories. Joybird sells to the end consumer online through its website, www.joybird.com, and through small-format stores in key markets. None of the operating segments included in Corporate and Other meet the requirements of reportable segments.
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
The accounting policies of the operating segments are the same as those described in our Annual Report on form 10-K for the fiscal year ended April 26, 2025. We account for intersegment revenue transactions between our segments consistent with independent third-party transactions, that is, at current market prices. As a result, the manufacturing profit related to sales to our Retail segment is included within the Wholesale segment. Operating income realized on intersegment revenue transactions is therefore generally consistent with the operating income realized on our revenue from independent third-party transactions.
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

The following table presents sales and operating income (loss) by segment:

	Quarter Ended July 26, 2025
(Unaudited, amounts in thousands)	Wholesale	Retail	Corporate & Other	Intersegment Eliminations	Consolidated
Sales to external customers	$255,345	$207,150	$29,734	$—	$492,229
Intersegment sales	97,612	—	1,501	(99,113)	—
Total sales	352,957	207,150	31,235	(99,113)	492,229
Cost of sales	264,042	93,463	12,534	(87,007)	283,032
Gross profit	88,915	113,687	18,701	(12,106)	209,197
SG&A expenses	63,740	100,567	35,009	(12,106)	187,210
Operating income (loss)	$25,175	$13,120	$(16,308)	$—	$21,987

Interest expense					(120)
Interest income					3,108
Other income (expense), net					(585)
Income before income taxes					$24,390

	Quarter Ended July 27, 2024
(Unaudited, amounts in thousands)	Wholesale	Retail	Corporate & Other	Intersegment Eliminations	Consolidated
Sales to external customers	$256,020	$202,370	$37,142	$—	$495,532
Intersegment sales	94,880	—	1,566	(96,446)	—
Total sales	350,900	202,370	38,708	(96,446)	495,532
Cost of sales	260,293	90,750	15,919	(84,773)	282,189
Gross profit	90,607	111,620	22,789	(11,673)	213,343
SG&A expenses	66,608	90,971	35,067	(11,673)	180,973
Operating income (loss)	$23,999	$20,649	$(12,278)	$—	$32,370

Interest expense					(210)
Interest income					4,424
Other income (expense), net					(618)
Income before income taxes					$35,966

	Quarter Ended
(Unaudited, amounts in thousands)	7/26/2025	7/27/2024
Depreciation and Amortization
Wholesale segment	$6,615	$6,257
Retail segment	3,193	2,630
Corporate and Other	1,521	3,260
Consolidated depreciation and amortization	$11,329	$12,147

Capital Expenditures
Wholesale segment	$8,421	$8,022
Retail segment	8,116	6,468
Corporate and Other	1,924	1,130
Consolidated capital expenditures	$18,461	$15,620

Sales by Country (1)
United States	91%	90%
Canada	5%	6%
Other	4%	4%
Total	100%	100%
(1)Sales are attributed to countries on the basis of the customer's location.

(Unaudited, amounts in thousands)	7/26/2025	4/26/2025
Assets
Wholesale segment	$664,749	$662,987
Retail segment	728,274	727,178
Unallocated assets	532,930	531,997
Consolidated assets	$1,925,953	$1,922,162

Long-Lived Assets by Geographic Location
Domestic	$992,188	$976,220
International	71,088	72,591
Consolidated long-lived assets	$1,063,276	$1,048,811

Note 12: Income Taxes

Our effective tax rate was 25.0% for the quarter ended July 26, 2025 compared with 25.5% for the quarter ended July 27, 2024. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes.

On July 4, 2025, the "One Big Beautiful Bill Act" ("OBBBA"), was signed into law, making several provisions of the Tax Cuts and Jobs Act permanent. Under ASC 740, Income Taxes, the effects of changes in tax laws must be recognized in the period of enactment. The Company is currently evaluating the potential impact of OBBBA, but based on a preliminary assessment, the provisions of the new law are not expected to have a material impact on the Company's consolidated financial statements.

Note 13: Earnings per Share

The following is a reconciliation of the numerators and denominators we used in our computations of basic and diluted earnings per share:

	Quarter Ended
(Unaudited, amounts in thousands, except per share data)	7/26/2025	7/27/2024
Numerator (basic and diluted):
Net income available to common Shareholders	$18,204	$26,159

Denominator:
Basic weighted average common shares outstanding	41,027	42,052
Contingent common shares	246	351
Stock option dilution	152	161
Diluted weighted average common shares outstanding	41,425	42,564

Earnings per Share:
Basic	$0.44	$0.62
Diluted (1)	$0.44	$0.61
(1)Diluted earnings per share was computed using the treasury stock method.

The values for contingent common shares set forth above reflect the dilutive effect of common shares that we would have issued to employees under the terms of performance-based share awards if the relevant performance period for the award had been the reporting period.

We exclude the effect of options from our diluted share calculation when the weighted average exercise price of the options is higher than the average market price, since including the options' effect would be anti-dilutive. For the quarter ended July 26, 2025, we did not exclude any outstanding options from the diluted share calculation. For the quarter ended July 27, 2024, we excluded options to purchase 0.2 million shares from the diluted share calculation.

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

The following table presents the fair value hierarchy for those assets and liabilities we measured at fair value on a recurring basis at July 26, 2025 and April 26, 2025. There were no transfers into or out of Level 1, Level 2, or Level 3 for any of the periods presented.

At July 26, 2025
	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1	Level 2	Level 3	NAV(1)	Total
Assets
Marketable securities	$—	$2,465	$—	$10,211	$12,676
Held-to-maturity investments	2,680	—	—	—	2,680
Total assets	$2,680	$2,465	$—	$10,211	$15,356

At April 26, 2025
	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1	Level 2	Level 3	NAV(1)	Total
Assets
Marketable securities	$—	$2,470	$—	$9,824	$12,294
Held-to-maturity investments	2,607	—	—	—	2,607
Total assets	$2,607	$2,470	$—	$9,824	$14,901
(1)Certain marketable securities investments are measured at fair value using net asset value per share under the practical expedient methodology.

At July 26, 2025 and April 26, 2025, we held marketable securities to fund future obligations of certain retirement plans.

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

Cautionary Note Regarding Forward-Looking Statements

La-Z-Boy Incorporated and its subsidiaries (individually and collectively, "we," "our," "us," "La-Z-Boy" or the "Company") make "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, forward-looking statements include information concerning expectations, projections or trends relating to our results of operations, financial results, financial condition, strategic initiatives and plans, acquisitions, expenses, dividends, share repurchases, liquidity, use of cash and cash requirements, borrowing capacity, investments, future economic performance, and our business and industry.

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements may include words such as "aim," "anticipates," "believes," "continues," "estimates," "expects," "feels," "forecasts," "hopes," "intends," "likely," "non-recurring," "one-time," "outlook," "plans," "projects," "seeks," "short-term," "target," "unusual," or words of similar meaning, or future or conditional verbs, such as "will," "should," "could," or "may." A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on forward-looking statements, which speak to our views only as of the date of this report. These forward-looking statements are all based on currently available operating, financial, and competitive information and are subject to various risks and uncertainties, many of which are unforeseeable and beyond our control. Additional risks and uncertainties that we do not presently know about or that we currently consider to be immaterial may also affect our business operations and financial performance.

Our actual future results and trends may differ materially from those we anticipate depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed in our Annual Report for the fiscal year ended April 26, 2025, under Item 1A, "Risk Factors" and Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and in our other filings with the Securities and Exchange Commission ("SEC"). Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in our Annual Report for the fiscal year ended April 26, 2025 or any other public statement made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or for any other reason.

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

As of July 26, 2025, our supply chain operations included the following:

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

•The centerpiece of our retail distribution strategy is our network of 368 La-Z-Boy Furniture Galleries® stores, over 500 La-Z-Boy Comfort Studio® locations, and over 750 La-Z-Boy branded space locations, each dedicated to marketing our La-Z-Boy branded products. We consider this dedicated space to be “proprietary.”

◦La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort, and quality of La-Z-Boy furniture with our available design services. We own 205 of the La-Z-Boy Furniture Galleries® stores, while the remainder are independently owned and operated.
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
◦We also have approximately 2.6 million square feet of floor space outside of North America dedicated to selling La-Z-Boy branded products.

•Our other brands, England, American Drew, Hammary, and Kincaid enjoy distribution through many of the same outlets, with over half of Hammary’s sales originating through the La-Z-Boy Furniture Galleries® store network.

◦Kincaid and England have their own dedicated proprietary in-store programs with 675 outlets and approximately 2.0 million square feet of proprietary floor space.

•Joybird sells product online and has 13 small-format stores in key markets.

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

Profitably growing the Joybird brand

•Profitably growing the Joybird brand with a digital-first consumer experience. Joybird is a leading omni-channel, direct to consumer retailer and manufacturer of upholstered furniture. We believe that Joybird is a brand with significant potential and our strategic initiatives in this area focus on fueling profitable growth through the opening of additional small-format stores in key markets, an increase in digital marketing spend to drive awareness and customer acquisition, ongoing investments in technology, and an expansion of product assortment.

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

•Retail Segment. Our Retail segment consists of one operating segment comprised of our 205 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment sells primarily upholstered furniture, in addition to some casegoods and other home furnishings accessories, to end consumers through these stores.

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

•Corporate and Other. Corporate and Other includes the shared costs for corporate functions, including human resources, information technology, finance and accounting, and legal, in addition to revenue generated through royalty agreements with companies licensed to use the La-Z-Boy® brand name on various products. We consider our corporate functions to be other business activities and have aggregated them with our other insignificant operating segments, including our global trading company in Hong Kong and Joybird, an omni-channel retailer that manufactures upholstered furniture, such as sofas, loveseats, chairs, ottomans, sleeper sofas and beds, and also imports casegoods (wood) furniture, such as occasional tables and other accessories. Joybird sells to the end consumer online through its website, www.joybird.com, and through small-format stores in key markets. None of the operating segments included in Corporate and Other meet the requirements of reportable segments.

Results of Operations

Fiscal 2026 First Quarter Compared with Fiscal 2025 First Quarter

La-Z-Boy Incorporated

	Quarter Ended
(Unaudited, amounts in thousands, except percentages)	7/26/2025	7/27/2024	% Change
Sales	$492,229	$495,532	(0.7)%
Operating income	21,987	32,370	(32.1)%
Operating margin	4.5%	6.5%

Sales

Consolidated sales decreased $3.3 million, or 1%, in the first quarter of fiscal 2026, compared with the same period a year ago. Sales in the first quarter of fiscal 2026 benefited from incremental sales from our retail store acquisitions in the prior year, increased sales from our retail store expansion, and growth in our core North America La-Z-Boy branded wholesale business driven by strategic pricing and surcharge actions. These increases were more than offset by the combination of lower delivered volume in our international wholesale business due to a significant customer transition that began in the second quarter of fiscal 2025, along with lower delivered volume in our Joybird business.

Operating Margin

Operating margin, which is calculated as operating income as a percentage of sales, decreased 200 basis points in the first quarter of fiscal 2026, compared with the same period a year ago.

•Gross margin, which is calculated as gross profit as a percentage of sales, decreased 60 basis points in the first quarter of fiscal 2026, compared with the same period a year ago.

◦Increased supply chain costs, including higher distribution costs primarily related to our distribution and home delivery transformation, and increased overhead in our manufacturing operations, drove a decrease in gross margin in the first quarter of fiscal 2026 compared with the same period a year ago.
◦Gross margin also declined due to increased promotional activity on casegoods products and accessories in the first quarter of fiscal 2026 compared with the same period a year ago.
◦Partially offsetting the items above, gross margin in the first quarter of fiscal 2026 benefited from lower input costs compared with the same period a year ago, led by favorable inbound ocean freight and improved sourcing.

•SG&A expenses as a percentage of sales increased 140 basis points in the first quarter of fiscal 2026, compared with the same period a year ago.

◦SG&A expense as a percentage of sales increased due to fixed cost deleverage in our Retail segment from lower delivered same-store sales combined with higher selling expenses and fixed costs resulting from our retail store expansion in support of our long-term strategy of growing our Retail segment.
◦Partially offsetting the item above, SG&A expense as a percentage of sales benefited from lower warranty expense, driven by decreased claims activity and improved warranty trends, along with reduced marketing spend relative to the prior year.

We discuss each segment’s results in the following section.

Retail Segment

	Quarter Ended
(Unaudited, amounts in thousands, except percentages)	7/26/2025	7/27/2024	% Change
Sales	$207,150	$202,370	2.4%
Operating income	13,120	20,649	(36.5)%
Operating margin	6.3%	10.2%

Sales

The Retail segment’s sales increased $4.8 million, or 2%, in the first quarter of fiscal 2026, compared with the same period a year ago primarily due to $8.4 million of incremental sales resulting from our retail store acquisitions that occurred in fiscal 2025 along with increased sales from our retail store expansion, net of closed stores. These increases were partially offset by a decline in delivered same-store sales.

Total written sales increased 5% in the first quarter of fiscal 2026, compared with the same period a year ago. Written same-store sales decreased 4% over the same periods, primarily due to lower consumer demand as a result of a challenging macroeconomic environment. Same-store sales include the sales of all currently active stores that have been open and company-owned for each comparable period.

Operating Margin

The Retail segment's operating margin decreased 390 basis points in the first quarter of fiscal 2026, compared with the same period a year ago.

•Gross margin decreased 30 basis points in the first quarter of fiscal 2026, compared with the same period a year ago, primarily due to increased promotional activity on casegoods products and accessories.

•SG&A expenses as a percentage of sales increased 360 basis points in the first quarter of fiscal 2026, compared with the same period a year ago, primarily due to fixed cost deleverage from lower delivered same-store sales combined with increased selling expenses and fixed costs resulting from our retail store expansion of 11 net new stores over the last 12 months, supporting our long-term strategy of growing our Retail segment.

Wholesale Segment

	Quarter Ended
(Unaudited, amounts in thousands, except percentages)	7/26/2025	7/27/2024	% Change
Sales to external customers	$255,345	$256,020
Intersegment sales	97,612	94,880
Total Sales	352,957	350,900	0.6%
Operating income	25,175	23,999	4.9%
Operating margin	7.1%	6.8%

Sales

The Wholesale segment’s sales increased $2.1 million, or 1%, in the first quarter of fiscal 2026, compared with the same period a year ago, primarily due to growth in our core North America La-Z-Boy branded wholesale business led by strategic pricing and surcharge actions, combined with a favorable shift in product mix towards higher priced products. Additionally, sales increased for our casegoods business as a result of strategic pricing and promotional activity. These increases in sales were partially offset by lower delivered volume in our international wholesale business due to a significant customer transition that began in the second quarter of fiscal 2025.

Operating Margin

The Wholesale segment's operating margin increased 30 basis points in the first quarter of fiscal 2026, compared with the same period a year ago.

•Gross margin decreased 60 basis points in the first quarter of fiscal 2026, compared with the same period a year ago.

◦Increased distribution costs, primarily due to incremental expenses related to our distribution and home delivery transformation, as well as increased fixed costs, and higher outbound freight, drove a 110 basis point decrease in gross margin in the first quarter of fiscal 2026, compared with the same period a year ago.
◦Higher manufacturing overhead costs led to a 40 basis point decrease in gross margin in the first quarter of fiscal 2026 compared with the same period a year ago.

◦Partially offsetting the items above, lower input costs, led by favorable inbound ocean freight and improved sourcing, drove a 100 basis point increase in gross margin during the first quarter of fiscal 2026, compared with the same period a year ago.

•SG&A expense as a percentage of sales decreased 90 basis points in the first quarter of fiscal 2026, compared with the same period a year ago.

◦Lower warranty expense resulting from decreased claims activity and improved warranty trends drove a 60 basis point decrease in SG&A expense as a percentage of sales in the first quarter of fiscal 2026, compared with the same period a year ago.
◦Marketing expense in the first quarter of fiscal 2026 decreased relative to the prior year, resulting in a 40 basis point comparative decrease in SG&A expense as a percentage of sales.

Corporate and Other

	Quarter Ended
(Unaudited, amounts in thousands, except percentages)	7/26/2025	7/27/2024	% Change
Sales	$31,235	$38,708	(19.3)%
Intercompany eliminations	(99,113)	(96,446)	(2.8)%
Operating loss	(16,308)	(12,278)	(32.8)%

Sales

Corporate and Other sales decreased $7.5 million in the first quarter of fiscal 2026, compared with the same period a year ago. The change in sales was led by Joybird sales which decreased $6.8 million to $27.7 million in the first quarter of fiscal 2026, primarily due to lower delivered volume partially offset by a favorable shift in product mix. Written sales for Joybird decreased 14% in the first quarter of fiscal 2026, compared with the same period a year ago, primarily from lower online sales.

Intercompany eliminations increased in the first quarter of fiscal 2026 compared with the same period a year ago due to higher sales from our Wholesale segment to our Retail segment.

Operating Loss

Our Corporate and Other operating loss increased $4.0 million in the first quarter of fiscal 2026, compared with the same period a year ago, primarily due to Joybird's operating loss resulting from lower delivered volume, combined with lower La-Z-Boy branded royalty income.

Non-Operating Income (Expense)

Interest Income

Interest income was $1.3 million lower in the first quarter of fiscal 2026, compared with the same period a year ago, primarily driven by lower interest rates.

Income Taxes

Our effective tax rate was 25.0% for the first quarter of fiscal 2026, compared with 25.5% for the first quarter of fiscal 2025. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes.

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

We had cash and cash equivalents of $318.5 million at July 26, 2025, compared with $328.4 million at April 26, 2025. In addition, we had investments to enhance our returns on cash of $2.7 million at July 26, 2025, compared with $2.6 million at April 26, 2025.

The following table illustrates the main components of our cash flows:

	Quarter Ended
(Unaudited, amounts in thousands)	7/26/2025	7/27/2024
Cash Flows Provided By (Used For)
Net cash provided by operating activities	$36,292	$52,318
Net cash used for investing activities	(18,819)	(17,193)
Net cash used for financing activities	(27,716)	(34,315)
Exchange rate changes	338	362
Change in cash and cash equivalents	$(9,905)	$1,172

Operating Activities

During the first quarter of fiscal 2026, net cash provided by operating activities was $36.3 million, a decrease of $16.0 million compared with the same period a year ago. The year over year decrease was primarily due to lower net income, adjusted for non-cash items, along with a smaller reduction in receivables relative to the prior year. Our cash provided by operating activities in fiscal 2026 was primarily attributable to net income, adjusted for non-cash items, favorable changes to working capital, and higher customer deposits, partially offset by the payout of our fiscal 2025 incentive compensation award.

Investing Activities

During the first quarter of fiscal 2026, net cash used for investing activities was $18.8 million, an increase of $1.6 million compared with the same period a year ago, due to lower proceeds from the sale of investments, net of investment purchases, along with higher capital expenditures, partially offset by lower cash paid for acquisitions.

Cash used for investing activities in fiscal 2026 was mainly attributable to capital expenditures of $18.5 million, which were primarily related to La-Z-Boy Furniture Galleries® (new stores and remodels) and manufacturing-related investments. We anticipate that spending on these items will continue in fiscal 2026, along with spending related to our distribution and home delivery transformation, with full year fiscal 2026 capital expenditures expected to be in the range of $90 to $100 million. We have no material contractual commitments outstanding for future capital expenditures.

Financing Activities

On October 15, 2021, we entered into a credit agreement with Wells Fargo Bank, National Association, as administrative agent, the other agents and lenders named therein and the other parties thereto (as amended prior to July 1, 2025, the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit facility in an aggregate principal amount of $200 million, which includes a $50 million letter of credit sub-limit (the “Credit Facility”).

On July 1, 2025, we entered into an amendment to the Credit Agreement (the “Credit Agreement Amendment”). The Credit Agreement Amendment, among other things, (i) extended the maturity date of the Credit Facility from October 15, 2026 to July 1, 2030, (ii) increased the accordion basket for additional revolving commitments and/or incremental term loans from $100 million to $125 million, (iii) removed the secured overnight financing rate (“SOFR”) credit spread adjustment, and (iv) decreased the consolidated fixed charge coverage ratio required to be satisfied under the Company’s financial covenant.

Borrowings under the Credit Facility may be used by the Company for general corporate purposes. The Credit Facility will mature on July 1, 2030, and provides us the ability to extend the maturity date for two additional one-year periods, subject to the satisfaction of customary conditions.

The Credit Facility contains certain restrictive loan covenants, including, among others, financial covenants requiring a maximum consolidated net lease adjusted leverage ratio and a minimum consolidated fixed charge coverage ratio, as well as customary covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of certain assets.

As of July 26, 2025, we have no borrowings outstanding under the Credit Facility and we were in compliance with our financial covenants under the Credit Facility. We believe our cash and cash equivalents, short-term investments, and cash from operations, in addition to our available Credit Facility, will provide adequate liquidity for our business operations over the next 12 months.

During the first quarter of fiscal 2026, net cash used for financing activities was $27.7 million, a decrease of $6.6 million compared with the same period a year ago, primarily due to lower share repurchases, partially offset by reduced proceeds from exercised stock options. Cash used for financing activities in fiscal 2026 included the following:

•Cash paid to repurchase 0.3 million shares of company stock was $12.5 million. Our board of directors has authorized the repurchase of Company stock and as of July 26, 2025, 3.4 million shares remained available for repurchase pursuant to this authorization.
•Cash paid to our shareholders in quarterly dividends was $9.0 million. Our board of directors has sole authority to determine if and when we will declare future dividends and on what terms. We expect the board to continue declaring regular quarterly cash dividends for the foreseeable future, but it may discontinue doing so at any time at the board's discretion.
•Cash paid for tax withholding on stock issued as part of our employee benefit plans, net of proceeds from exercised stock options, was $5.2 million.

Exchange Rate Changes

Due to changes in exchange rates, our cash and cash equivalents increased by $0.3 million for the quarter ended July 26, 2025. These changes impacted our cash balances held in Canada, Thailand, and the United Kingdom.

Other

During the first quarter of fiscal 2026, there were no material changes to the information about our contractual obligations and commitments disclosed in our Annual Report on Form 10-K for the fiscal year ended April 26, 2025. We do not expect our continuing compliance with existing federal, state and local statutes dealing with protection of the environment to have a material effect on our capital expenditures, earnings, competitive position or liquidity.

Critical Accounting Policies

We disclosed our critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended April 26, 2025. There were no material changes to our critical accounting policies or estimates during the quarter ended July 26, 2025.

Recent Accounting Pronouncements

See Note 1, Basis of Presentation, to the consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of recently adopted accounting standards and other new accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first quarter of fiscal 2026, there were no material changes from the information contained in Item 7A of our Annual Report on Form 10-K for the fiscal year ended April 26, 2025.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the first quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

We disclosed our risk factors in our Annual Report on Form 10-K for the fiscal year ended April 26, 2025. There have been no material changes to our risk factors during the first quarter of fiscal 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our board of directors has authorized the repurchase of Company stock. Repurchases under these programs will be made at management's discretion from time to time on the open market or in privately negotiated transactions and through Rule 10b5-1. We spent $12.5 million in the first quarter of fiscal 2026 to repurchase 0.3 million shares, pursuant to a Rule 10b5-1 plan. As of July 26, 2025, 3.4 million shares remained available for repurchase pursuant to the board authorization.

The following table summarizes our repurchases of Company stock during the quarter ended July 26, 2025 and includes shares purchased from employees to satisfy their withholding tax obligations upon vesting of restricted shares:

(Unaudited, amounts in thousands, except per share data)	Total number of shares repurchased (1)	Average price paid per share	Total number of shares repurchased as part of publicly announced plan (2)	Maximum number of shares that may yet be repurchased under the plan
Fiscal May (April 27 – May 31, 2025)	300	$41.67	300	3,399
Fiscal June (June 1 – Jun 28, 2025)	153	$38.09	—	3,399
Fiscal July (June 29 – July 26, 2025)	1	$37.36	—	3,399
Total (Fiscal First Quarter of 2026)	454		300	3,399
(1)    In addition to the 300,000 shares we repurchased during the quarter as part of our publicly announced, board-authorized plan described above, this column includes 153,836 shares we repurchased from employees to satisfy their withholding tax obligations upon vesting of restricted and performance based shares.
(2)    On October 28, 1987, our board of directors announced the authorization of the plan to repurchase Company stock. The plan originally authorized 1.0 million shares, and since October 1987, 33.5 million shares have been added to the plan for repurchase. The authorization has no expiration date.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Officers

During the quarter ended July 26, 2025, none of our directors or officers adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Number	Description
(10.1)
Second Amendment to Credit Agreement dated as of July 1, 2025, among La-Z-Boy Incorporated, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed July 2, 2025)

(31.1)	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a)
(31.2)	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a)
(32)	Certifications of Executive Officers pursuant to 18 U.S.C. Section 1350(b)
(101.INS)	Inline XBRL Instance Document
(101.SCH)	Inline XBRL Taxonomy Extension Schema Document
(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document
(104)	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 26, 2025, formatted in Inline XBRL (included in Exhibit 101)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LA-Z-BOY INCORPORATED
(Registrant)

Date: August 19, 2025

BY: /s/ Jennifer L. McCurry
Jennifer L. McCurry Vice President, Corporate Controller and Chief Accounting Officer