Form 10-Q
period 2025-10-25
LA-Z-BOY INC
filed 2025-11-18
CIK 57131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 25, 2025
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                     Yes  ☐   No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 11, 2025
Common Stock, $1.00 Par Value	41,248,970

LA-Z-BOY INCORPORATED
FORM 10-Q SECOND QUARTER OF FISCAL 2026

PART I - FINANCIAL INFORMATION (UNAUDITED)
ITEM 1. FINANCIAL STATEMENTS
LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands, except per share data)	10/25/2025	10/26/2024	10/25/2025	10/26/2024
Sales	$522,480	$521,027	$1,014,709	$1,016,559
Cost of sales	291,342	290,379	574,374	572,568
Gross profit	231,138	230,648	440,335	443,991
Selling, general and administrative expense	194,959	191,876	382,169	372,849
Operating income	36,179	38,772	58,166	71,142
Interest expense	(110)	(99)	(230)	(309)
Interest income	3,549	3,730	6,657	8,154
Other income (expense), net	(54)	(1,879)	(639)	(2,497)
Income before income taxes	39,564	40,524	63,954	76,490
Income tax expense	10,574	10,671	16,667	19,833
Net income	28,990	29,853	47,287	56,657
Net (income) attributable to noncontrolling interests	(132)	184	(225)	(461)
Net income attributable to La-Z-Boy Incorporated	$28,858	$30,037	$47,062	$56,196

Basic weighted average common shares	41,227	41,708	41,127	41,880
Basic net income attributable to La-Z-Boy Incorporated per share	$0.70	$0.72	$1.14	$1.34

Diluted weighted average common shares	41,387	42,154	41,325	42,316
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.70	$0.71	$1.14	$1.33

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/25/2025	10/26/2024	10/25/2025	10/26/2024
Net income	$28,990	$29,853	$47,287	$56,657
Other comprehensive income
Currency translation adjustment	(785)	1,612	371	3,145
Net unrealized gain (loss) on marketable securities, net of tax	124	(17)	137	96
Net pension amortization, net of tax	18	16	37	31
Total other comprehensive income (loss)	(643)	1,611	545	3,272
Total comprehensive income before noncontrolling interests	28,347	31,464	47,832	59,929
Comprehensive (income) attributable to noncontrolling interests	(12)	(504)	(514)	(1,475)
Comprehensive income attributable to La-Z-Boy Incorporated	$28,335	$30,960	$47,318	$58,454

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET

(Unaudited, amounts in thousands, except par value)	10/25/2025	4/26/2025
Current assets
Cash and equivalents	$338,506	$328,449
Receivables, net of allowance of $5,124 at 10/25/2025 and $5,042 at 4/26/2025	138,308	139,533
Inventories, net	225,566	255,285
Assets held for sale	29,436	—
Other current assets	91,443	82,421
Total current assets	823,259	805,688
Property, plant and equipment, net	348,777	339,212
Goodwill	205,556	205,590
Other intangible assets, net	49,581	51,161
Deferred income taxes – long-term	6,805	7,349
Right of use lease assets	461,172	452,848
Other long-term assets, net	63,608	60,314
Total assets	$1,958,758	$1,922,162

Current liabilities
Accounts payable	$103,992	$95,984
Lease liabilities, short-term	82,661	80,592
Accrued expenses and other current liabilities	237,068	244,215
Total current liabilities	423,721	420,791
Lease liabilities, long-term	420,257	410,265
Other long-term liabilities	63,323	59,130
Shareholders' equity
Preferred shares – 5,000 authorized; none issued	—	—
Common shares, $1.00 par value – 150,000 authorized; 41,249 outstanding at 10/25/2025 and 41,164 outstanding at 4/26/2025	41,249	41,164
Capital in excess of par value	393,315	385,601
Retained earnings	608,344	597,432
Accumulated other comprehensive loss	(3,318)	(3,574)
Total La-Z-Boy Incorporated shareholders' equity	1,039,590	1,020,623
Noncontrolling interests	11,867	11,353
Total equity	1,051,457	1,031,976
Total liabilities and equity	$1,958,758	$1,922,162

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended
(Unaudited, amounts in thousands)	10/25/2025	10/26/2024
Cash flows from operating activities
Net income	$47,287	$56,657
Adjustments to reconcile net income to cash provided by operating activities
(Gain)/loss on disposal and impairment of assets	(76)	40
(Gain)/loss on sale of investments	(214)	(113)
Provision for doubtful accounts	330	477
Depreciation and amortization	23,099	23,644
Amortization of right-of-use lease assets	40,650	41,817
Equity-based compensation expense	8,243	9,047
Change in deferred taxes	3,713	2,377
Change in receivables	929	10,000
Change in inventories	6,563	(22,625)
Change in other assets	(5,913)	(9,626)
Change in payables	9,325	12,380
Change in lease liabilities	(40,282)	(42,721)
Change in other liabilities	(7,330)	(13,101)
Net cash provided by operating activities	86,324	68,253

Cash flows from investing activities
Proceeds from disposals of assets	240	176
Capital expenditures	(38,927)	(32,769)
Purchases of investments	(213)	(5,317)
Proceeds from sales of investments	717	10,225
Acquisitions	(627)	(17,841)
Net cash used for investing activities	(38,810)	(45,526)

Cash flows from financing activities
Payments on finance lease liabilities	(457)	(291)
Payments for debt issuance costs	(784)	—
Stock issued for stock and employee benefit plans, net of shares withheld for taxes	(4,871)	9,887
Repurchases of common stock	(13,314)	(53,144)
Dividends paid to shareholders	(18,129)	(16,731)
Dividends paid to minority interest joint venture partners (1)	—	(1,414)
Net cash used for financing activities	(37,555)	(61,693)

Effect of exchange rate changes on cash and equivalents	98	930
Change in cash and cash equivalents	10,057	(38,036)
Cash and cash equivalents at beginning of period	328,449	341,098
Cash and cash equivalents at end of period	$338,506	$303,062

Supplemental disclosure of non-cash investing activities
Capital expenditures included in payables	$5,875	$4,420
(1)Includes dividends paid to joint venture minority partners resulting from the repatriation of dividends from our foreign earnings that we no longer consider permanently reinvested.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited, amounts in thousands, except per share data)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Total
At April 26, 2025	$41,164	$385,601	$597,432	$(3,574)	$11,353	$1,031,976
Net income	—	—	18,204	—	93	18,297
Other comprehensive income	—	—	—	779	409	1,188
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	343	173	(5,706)	—	—	(5,190)
Repurchases of 300 shares of common stock	(300)	(648)	(11,560)	—	—	(12,508)
Stock option and restricted stock expense	—	3,420	—	—	—	3,420
Dividends declared and paid ($0.22/share)	—	—	(9,012)	—	—	(9,012)
Dividends declared not paid ($0.22/share)	—	—	(149)	—	—	(149)
At July 26, 2025	$41,207	$388,546	$589,209	$(2,795)	$11,855	$1,028,022
Net income	—	—	28,858	—	132	28,990
Other comprehensive income (loss)	—	—	—	(523)	(120)	(643)
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	65	255	(1)	—	—	319
Repurchases of 23 shares of common stock	(23)	(309)	(475)	—	—	(807)
Stock option and restricted stock expense	—	4,823	—	—	—	4,823
Dividends declared and paid ($0.22/share)	—	—	(9,117)	—	—	(9,117)
Dividends declared not paid ($0.22/share)	—	—	(130)	—	—	(130)
At October 25, 2025	$41,249	$393,315	$608,344	$(3,318)	$11,867	$1,051,457

(Unaudited, amounts in thousands, except per share data)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Total
At April 27, 2024	$42,440	$368,485	$598,009	$(5,870)	$10,296	$1,013,360
Net income	—	—	26,159	—	645	26,804
Other comprehensive income	—	—	—	1,335	326	1,661
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	508	10,086	(2,720)	—	—	7,874
Repurchases of 933 shares of common stock	(933)	(10,325)	(22,658)	—	—	(33,916)
Stock option and restricted stock expense	—	3,175	—	—	—	3,175
Dividends declared and paid ($0.20/share)	—	—	(8,371)	—	—	(8,371)
Dividends declared not paid ($0.20/share)	—	—	(111)	—	—	(111)
At July 27, 2024	$42,015	$371,421	$590,308	$(4,535)	$11,267	$1,010,476
Net income (loss)	—	—	30,037	—	(184)	29,853
Other comprehensive income	—	—	—	923	688	1,611
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	99	1,920	(6)	—	—	2,013
Repurchases of 467 shares of common stock	(467)	(1,955)	(17,222)	—	—	(19,644)
Stock option and restricted stock expense	—	5,872	—	—	—	5,872
Dividends declared and paid ($0.20/share) (1)	—	—	(8,360)	—	(1,414)	(9,774)
Dividends declared not paid ($0.20/share)	—	—	(125)	—	—	(125)
At October 26, 2024	$41,647	$377,258	$594,632	$(3,612)	$10,357	$1,020,282

(1)Non-controlling interests includes dividends paid to joint venture minority partners resulting from the repatriation of dividends from our foreign earnings that we no longer consider permanently reinvested.
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

ASU	Description	Adoption Date
ASU 2025-06	Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.	Fiscal 2029
ASU 2025-05	Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets	Fiscal 2027
ASU 2025-03	Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity	Fiscal 2028
ASU 2024-04	Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments	Fiscal 2027
ASU 2024-03	Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	Fiscal 2028

Note 2: Acquisitions

We did not complete any acquisitions during the first six months of fiscal 2026.

Prior Year Acquisitions

Each of the following Retail acquisitions completed in fiscal 2025 reflects a core component of our strategic priorities, which is to grow our company-owned retail business and leverage our integrated retail model (where we earn a combined profit on both the wholesale and retail sales) in suitable geographic markets, alongside the existing La-Z-Boy Store network.

Prior to each Retail acquisition completed in fiscal 2025, we licensed to the counterparty the exclusive right to own and operate La-Z-Boy Stores (and to use the associated trademarks and trade name) in each of their respective markets, and we reacquired these rights when we consummated the transaction. These reacquired rights are indefinite-lived because our retailer agreements are perpetual agreements that have no specific expiration date and no renewal options. The effective settlement date of these arrangements resulted in no settlement gain or loss as the contractual terms were at market. For federal income tax purposes, we amortize and deduct the indefinite-lived intangible assets and goodwill over 15 years.

The acquisitions below were not significant to our consolidated financial statements, and therefore, pro-forma financial information is not presented.

Melbourne and Cocoa, Florida Acquisition

On September 10, 2024, we completed our acquisition of the Melbourne and Cocoa, Florida businesses that operate two independently owned La-Z-Boy Stores and one distribution center for $11.4 million, inclusive of customary adjustments. The acquisition also included the purchase of buildings and land for both stores and the distribution center. We paid total cash of $11.3 million during the second and third quarters of fiscal 2025 and the remaining consideration included forgiveness of accounts receivable and payments based on working capital adjustments. As part of the acquisition, we recorded an indefinite-lived intangible asset of $0.9 million related to the reacquired rights described above. We also recognized $1.7 million of goodwill in our Retail segment related primarily to synergies we expect from the integration of the acquired stores and future benefits of these synergies.

Davenport, Iowa Acquisition

On July 22, 2024, we completed our acquisition of the Davenport, Iowa business that operates one independently owned La-Z-Boy Store for $7.4 million, inclusive of customary adjustments. We paid total cash of $6.9 million during the first and second quarters of fiscal 2025 and the remaining consideration included forgiveness of accounts receivable and payments based on working capital adjustments. As part of the acquisition, we recorded an indefinite-lived intangible asset of $1.7 million related to the reacquired rights described above. We also recognized $5.1 million of goodwill in our Retail segment related primarily to synergies we expect from the integration of the acquired store and future benefits of these synergies.

Note 3: Inventories

A summary of inventories is as follows:

(Unaudited, amounts in thousands)	10/25/2025	4/26/2025
Raw materials	$129,721	$128,823
Work in process	18,081	19,280
Finished goods	124,378	153,796
FIFO inventories	272,180	301,899
Excess of FIFO over LIFO	(46,614)	(46,614)
Total inventories	$225,566	$255,285

Note 4: Assets Held for Sale

During the second quarter of fiscal 2026, the Company committed to a plan to dispose a portion of our Casegoods wholesale business (the “disposal group”) within the next 6 months. Assets and liabilities are classified as held for sale when management commits to a plan to sell a disposal group and concludes that it meets all other relevant criteria in accordance with U.S. GAAP. As of October 25, 2025, we met the criteria to classify the following assets as held for sale:

(Unaudited, amounts in thousands)	10/25/2025
Inventory	$23,333
Property, plant and equipment, net	4,948
Intangible assets	1,155
Total assets held for sale	$29,436

Assets held for sale are measured at the lower of their carrying value or fair value less costs to sell and are no longer depreciated or amortized. Any loss resulting from the measurement is recognized in the period the held for sale criteria are met while gains are not recognized until the date of sale. Upon classifying these assets as held for sale, we concluded that the total carrying value of the disposal group did not exceed its fair value and no impairment was recorded.

The disposal group does not meet the requirements to be classified as discontinued operations as the disposition of a portion of the Casegoods business does not represent a strategic shift that will have a material effect on the Company’s operations and financial results. The Casegoods business currently operates within the Wholesale segment.

Note 5: Goodwill and Other Intangible Assets

We have goodwill on our consolidated balance sheet as follows:

Reportable Segment/Unit	Reporting Unit	Related Acquisition
Retail Segment	Retail	Independent La-Z-Boy Stores
Corporate and Other	Joybird	Joybird

The following table summarizes changes in the carrying amount of our goodwill by reportable segment:

(Unaudited, amounts in thousands)	Wholesale Segment	Retail Segment	Corporate and Other	Total Goodwill
Balance at April 26, 2025 (1)	$—	$150,144	$55,446	$205,590
Translation adjustment	—	(34)	—	(34)
Balance at October 25, 2025 (1)	$—	$150,110	$55,446	$205,556
(1)Includes $26.9 million and $20.6 million of accumulated impairment losses in Corporate and Other and the Wholesale segment, respectively.

We have intangible assets on our consolidated balance sheet as follows:

Reportable Segment	Intangible Asset	Useful Life
Wholesale Segment	American Drew® trade name (1)	Indefinite-lived
Retail Segment	Reacquired rights to own and operate La-Z-Boy Stores	Indefinite-lived
Corporate and Other	Joybird® trade name	Amortizable over eight-year useful life
(1)Reclassified to assets held for sale during the second quarter of fiscal 2026. Refer to Note 4, Assets Held for Sale, for further information.

The following summarizes changes in our intangible assets:

(Unaudited, amounts in thousands)	Indefinite- Lived Trade Names	Finite-Lived Trade Name	Indefinite- Lived Reacquired Rights	Total Intangible Assets
Balance at April 26, 2025	$1,155	$998	$49,008	$51,161
Amortization	—	(399)	—	(399)
Translation adjustment	—	—	(26)	(26)
Reclass to assets held for sale	(1,155)	—	—	(1,155)
Balance at October 25, 2025	$—	$599	$48,982	$49,581

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

The following summarizes our investments:

(Unaudited, amounts in thousands)	10/25/2025	4/26/2025
Short-term investments:
Marketable securities	$11	$10
Held-to-maturity investments	2,643	2,607
Total short-term investments	2,654	2,617
Long-term investments:
Marketable securities	12,667	12,284
Total investments	$15,321	$14,901

Investments to enhance returns on cash	$2,643	$2,607
Investments to fund compensation/retirement plans	12,678	12,294
Total investments	$15,321	$14,901

The following is a summary of the unrealized gains, unrealized losses, and fair value by investment type:

	10/25/2025			4/26/2025
(Unaudited, amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$1,176	$—	$3,687	$618	$—	$3,489
Fixed income	247	—	6,479	114	(50)	6,335
Other	231	(32)	5,155	322	(15)	5,077
Total securities	$1,654	$(32)	$15,321	$1,054	$(65)	$14,901

The following table summarizes sales of marketable securities:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/25/2025	10/26/2024	10/25/2025	10/26/2024
Proceeds from sales	$501	$2,346	$717	$10,225
Gross realized gains	120	318	214	433
Gross realized losses	—	—	—	(35)

As of October 25, 2025, we held $6.5 million of fixed income marketable securities, classified as available-for-sale securities, all of which do not have a single contractual maturity date.

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

As of October 25, 2025, we have no borrowings outstanding under the Credit Facility and we were in compliance with our financial covenants under the Credit Facility.

Note 8: Product Warranties

We accrue an estimated liability for product warranties when we recognize revenue on the sale of warrantied products. We estimate future warranty claims on product sales based on sales volume and our historical claims experience and periodically adjust the provision to reflect changes in actual experience. We incorporate repair costs into our liability estimates, including materials, labor and overhead amounts necessary to perform repairs, and any costs associated with delivering repaired product to our customers. Over 90% of our warranty liability relates to our Wholesale reportable segment, as we generally warrant our products against defects for one to three years on fabric and leather, from one to five years on cushions and padding, and provide a limited lifetime warranty on certain mechanisms and frames, unless otherwise noted in the warranty. Additionally, our Wholesale segment warranties cover labor costs relating to our parts for one year. We also provide a limited lifetime warranty against defects on a majority of the Joybird products, which are a part of our Corporate and Other results. For all our manufacturer warranties, the warranty period begins when the consumer receives our product. We use considerable judgment in making our estimates, and we record differences between our actual and estimated costs when the differences are known.

A reconciliation of the changes in our product warranty liability is as follows:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/25/2025	10/26/2024	10/25/2025 (1)	10/26/2024
Balance as of the beginning of the period	$29,110	$29,478	$29,940	$28,909
Accruals during the period	6,919	8,416	13,495	17,316
Settlements during the period	(6,878)	(8,342)	(14,284)	(16,673)
Change in warranty policy (2)	(5,606)	—	(5,606)	—
Balance as of the end of the period	$23,545	$29,552	$23,545	$29,552
(1)$16.9 million and $22.4 million is recorded in accrued expenses and other current liabilities as of October 25, 2025, and April 26, 2025, respectively, while the remainder is included in other long-term liabilities.
(2)During the second quarter of fiscal 2026, we implemented a change in which dealers are provided an upfront service allowance for certain labor and delivery costs that they cover under our Wholesale warranty program. As part of this change, dealers provide these warranty services on La-Z-Boy products that they sell, and have previously sold, resulting in an overall reduction in our warranty liability.

We recorded accruals during the periods presented in the table above, primarily to reflect charges that relate to warranties issued during the respective periods.

Note 9: Stock-Based Compensation

The table below summarizes the total stock-based compensation expense we recognized for all outstanding grants in our consolidated statement of income:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/25/2025	10/26/2024	10/25/2025	10/26/2024
Equity-based awards expense	$4,823	$5,872	$8,243	$9,047
Liability-based awards expense (1)	(74)	(57)	(88)	104
Total stock-based compensation expense	$4,749	$5,815	$8,155	$9,151
(1)Includes stock appreciation rights, deferred stock units issued to Directors, restricted stock units, and performance-based units. Compensation expense for these awards is based on the market price of our common stock on the grant date and is remeasured each reporting period based on the market value of our common shares on the last day of the reported period.

Restricted Stock. During the first six months of fiscal 2026, we granted 263,509 shares of restricted stock units to employees and we also have restricted stock awards outstanding from previous grants. We issue restricted stock at no cost to the employees and account for restricted stock awards as equity-based awards because when they vest, they will be settled in common shares. We recognize compensation expense for restricted stock over the vesting period equal to the fair value on the date our Compensation and Talent Oversight Committee of our board of directors approved the awards. Restricted stock awards vest at 25% per year, beginning one year from the grant date for a term of four years, with continued vesting upon retirement. We accelerate the expense for restricted stock granted to retirement-eligible employees over the vesting period, with expense recognized from the grant date through their retirement eligibility date or over the ten months following the grant date, whichever period is longer. We have elected to recognize forfeitures as an adjustment to compensation expense in the same period as the forfeitures occur. The weighted average fair value of the restricted stock that was awarded in the first six months of fiscal 2026 was $38.24 per share, the market value of our common shares on the date of grant.

Restricted Stock Units Issued to Directors. During the second quarter of fiscal 2026, we granted 29,224 restricted stock units to our non-employee directors. Restricted stock units granted to our non-employee directors are offered at no cost to the directors and restricted stock units granted following August 2022 vest on the earlier of the date a director ceases to be a member of the board (for any reason other than the termination of service for cause) or the one year anniversary of the grant date. We account for these restricted stock units as equity-based awards because when they vest, they will be settled in shares of our common stock. We measure and recognize compensation expense for these awards based on the market price of our common shares on the date of grant. The weighted-average fair value of the restricted stock units granted to our non-employee directors in the second quarter of fiscal 2026 was $36.96 per share.

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

Stock Options. We did not grant stock options to employees during the first six months of fiscal 2026, but we have stock options outstanding from grants from prior years. We account for stock options as equity-based awards because when they are exercised, they will be settled in common shares. We recognize compensation expense for stock options over the vesting period equal to the fair value on the date our Compensation and Talent Oversight Committee of our board of directors approved the awards. The vesting period for our stock options ranges from one to four years, with accelerated vesting upon retirement. The vesting date for retirement-eligible employees is the later of the date they meet the criteria for retirement or ten months after the grant date. We accelerate the expense for options granted to retirement eligible employees over the vesting period, with expense recognized from the grant date through their retirement eligibility date or over the ten months following the grant date, whichever period is longer. We have elected to recognize forfeitures as an adjustment to compensation expense in the same period as the forfeitures occur. Granted options outstanding under the former long-term equity award plan remain in effect and have a term of 10 years. We estimated the fair value of the employee stock options granted in prior years at their respective grant date using the Black-Scholes option-pricing model, which requires management to make certain assumptions.

Note 10: Accumulated Other Comprehensive Loss

Activity in accumulated other comprehensive income (loss) for the quarters ended October 25, 2025, and October 26, 2024, is as follows:

(Unaudited, amounts in thousands)	Translation adjustment	Unrealized gain (loss) on marketable securities	Net pension amortization and net actuarial gain (loss)	Accumulated other comprehensive income (loss)
Balance at July 26, 2025	$(760)	$350	$(2,385)	$(2,795)
Changes before reclassifications	(665)	169	—	(496)
Amounts reclassified to net income	—	(5)	25	20
Tax effect	—	(40)	(7)	(47)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(665)	124	18	(523)
Balance at October 25, 2025	$(1,425)	$474	$(2,367)	$(3,318)

Balance at July 27, 2024	$(2,597)	$359	$(2,297)	$(4,535)
Changes before reclassifications	924	(21)	—	903
Amounts reclassified to net income	—	(2)	21	19
Tax effect	—	6	(5)	1
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	924	(17)	16	923
Balance at October 26, 2024	$(1,673)	$342	$(2,281)	$(3,612)

Activity in accumulated other comprehensive income (loss) for the six months ended October 25, 2025, and October 26, 2024, is as follows:

(Unaudited, amounts in thousands)	Translation adjustment	Unrealized gain (loss) on marketable securities	Net pension amortization and net actuarial gain (loss)	Accumulated other comprehensive income (loss)
Balance at April 26, 2025	$(1,507)	$337	$(2,404)	$(3,574)
Changes before reclassifications	82	188	—	270
Amounts reclassified to net income	—	(6)	50	44
Tax effect	—	(45)	(13)	(58)
Other comprehensive income attributable to La-Z-Boy Incorporated	82	137	37	256
Balance at October 25, 2025	$(1,425)	$474	$(2,367)	$(3,318)

Balance at April 27, 2024	$(3,804)	$246	$(2,312)	$(5,870)
Changes before reclassifications	2,131	129	—	2,260
Amounts reclassified to net income	—	(2)	41	39
Tax effect	—	(31)	(10)	(41)
Other comprehensive income attributable to La-Z-Boy Incorporated	2,131	96	31	2,258
Balance at October 26, 2024	$(1,673)	$342	$(2,281)	$(3,612)

We reclassified both the unrealized gain (loss) on marketable securities and the net pension amortization from accumulated other comprehensive loss to net income through other income (expense), net.

The components of noncontrolling interest were as follows:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/25/2025	10/26/2024	10/25/2025	10/26/2024
Balance as of the beginning of the period	$11,855	$11,267	$11,353	$10,296
Net income (loss)	132	(184)	225	461
Other comprehensive income (loss)	(120)	688	289	1,014
Dividends distributed to joint venture minority partners	—	(1,414)	—	(1,414)
Balance as of the end of the period	$11,867	$10,357	$11,867	$10,357

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

The following table presents our revenue disaggregated by product category and by segment or unit:

	Quarter Ended October 25, 2025				Quarter Ended October 26, 2024
(Unaudited, amounts in thousands)	Wholesale	Retail	Corporate and Other	Total	Wholesale	Retail	Corporate and Other	Total
Upholstered Furniture	$288,277	$180,242	$29,611	$498,130	$287,105	$179,772	$32,387	$499,264
Casegoods Furniture	18,677	12,365	1,707	32,749	19,962	12,503	2,401	34,866
Delivery	39,258	7,333	2,256	48,847	40,306	8,093	2,208	50,607
Other (1)	23,227	22,103	5,115	50,445	16,524	21,196	5,091	42,811
Total	$369,439	$222,043	$38,689	$630,171	$363,897	$221,564	$42,087	$627,548

Eliminations				(107,691)				(106,521)
Consolidated Net Sales				$522,480				$521,027

	Six Months Ended October 25, 2025				Six Months Ended October 26, 2024
(Unaudited, amounts in thousands)	Wholesale	Retail	Corporate and Other	Total	Wholesale	Retail	Corporate and Other	Total
Upholstered Furniture	$560,633	$351,109	$52,972	$964,714	$568,285	$346,647	$60,263	$975,195
Casegoods Furniture	36,451	23,319	3,086	62,856	36,050	23,878	5,520	65,448
Delivery	76,605	14,836	4,152	95,593	78,819	15,475	4,276	98,570
Other (1)	48,707	39,929	9,714	98,350	31,643	37,934	10,736	80,313
Total	$722,396	$429,193	$69,924	$1,221,513	$714,797	$423,934	$80,795	$1,219,526

Eliminations				(206,804)				(202,967)
Consolidated Net Sales				$1,014,709				$1,016,559
(1)Primarily includes tariff and other surcharges, revenue for advertising, royalties, parts, accessories, after-treatment products, rebates and other sales incentives.

Upholstered Furniture - Includes revenue for upholstered furniture, such as recliners, sofas, loveseats, chairs, sectionals, modulars, and ottomans. This revenue includes sales to La-Z-Boy Stores (including company-owned stores), operators of La-Z-Boy Comfort Studio® and branded space locations, England Custom Comfort Center locations, other major dealers, independent retailers, and the end consumer.
Casegoods Furniture - Includes revenue for casegoods furniture typically found in a bedroom, such as beds, chests, dressers, nightstands and benches; furniture typically found in the dining room, such as dining tables, storage units, and stools; and furniture typically found throughout the home, such as cocktail tables, chairsides, sofa tables, end tables, and entertainment centers. This revenue includes sales to La-Z-Boy Stores (including company-owned stores), independent retailers, and the end consumer.

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

The following table presents our contract assets and liabilities:

(Unaudited, amounts in thousands)	10/25/2025	4/26/2025
Contract assets	$34,048	$32,580

Customer deposits	$82,858	$72,894
Deferred revenue	34,048	32,580
Total contract liabilities (1)	$116,906	$105,474
(1)During the six months ended October 25, 2025, we recognized revenue of $100.0 million related to our contract liability balance at April 26, 2025.

Note 12: Segment Information

We report segment information consistent with the way our chief operating decision maker, (the "CODM"), our Board Chair, President and Chief Executive Officer, evaluates the operating results and performance of the Company. Our reportable operating segments include the Wholesale segment and the Retail segment.

Wholesale Segment. Our Wholesale segment consists primarily of four operating segments: La-Z-Boy, our largest operating segment, our England subsidiary, our casegoods operating segment that sells furniture under three brands (American Drew®, Hammary®, and Kincaid®), and our international operating segment, which includes our international La-Z-Boy wholesale and manufacturing businesses. We aggregate these operating segments into one reportable segment because they are economically similar and meet the other aggregation criteria for determining reportable segments. Our Wholesale segment manufactures and imports upholstered furniture, such as recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas and imports casegoods (wood) furniture such as bedroom sets, dining room sets, entertainment centers and occasional pieces. The Wholesale segment sells directly to La-Z-Boy Stores, operators of La-Z-Boy Comfort Studio® and branded space locations, England Custom Comfort Center locations, major dealers, and a wide cross-section of other independent retailers.

Retail Segment. Our Retail segment consists of one operating segment comprised of our 207 company-owned La-Z-Boy Stores. The Retail segment sells primarily upholstered furniture, in addition to some casegoods and other home furnishings accessories, to end consumers through these stores.

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

The following table presents sales and operating income (loss) by segment:

	Quarter Ended October 25, 2025
(Unaudited, amounts in thousands)	Wholesale	Retail	Corporate & Other	Intersegment Eliminations	Consolidated
Sales to external customers	$263,556	$222,043	$36,881	$—	$522,480
Intersegment sales	105,883	—	1,808	(107,691)	—
Total sales	369,439	222,043	38,689	(107,691)	522,480
Cost of sales	273,536	96,373	16,394	(94,961)	291,342
Gross profit	95,903	125,670	22,295	(12,730)	231,138
SG&A expenses	66,847	101,849	38,993	(12,730)	194,959
Operating income (loss)	$29,056	$23,821	$(16,698)	$—	$36,179

Interest expense					(110)
Interest income					3,549
Other income (expense), net					(54)
Income before income taxes					$39,564

	Quarter Ended October 26, 2024
(Unaudited, amounts in thousands)	Wholesale	Retail	Corporate & Other	Intersegment Eliminations	Consolidated
Sales to external customers	$258,983	$221,564	$40,480	$—	$521,027
Intersegment sales	104,914	—	1,607	(106,521)	—
Total sales	363,897	221,564	42,087	(106,521)	521,027
Cost of sales	268,697	98,314	17,279	(93,911)	290,379
Gross profit	95,200	123,250	24,808	(12,610)	230,648
SG&A expenses	70,671	95,353	38,462	(12,610)	191,876
Operating income (loss)	$24,529	$27,897	$(13,654)	$—	$38,772

Interest expense					(99)
Interest income					3,730
Other income (expense), net					(1,879)
Income before income taxes					$40,524

	Six Months Ended October 25, 2025
(Unaudited, amounts in thousands)	Wholesale	Retail	Corporate & Other	Intersegment Eliminations	Consolidated
Sales to external customers	$518,901	$429,193	$66,615	$—	$1,014,709
Intersegment sales	203,495	—	3,309	(206,804)	—
Total sales	722,396	429,193	69,924	(206,804)	1,014,709
Cost of sales	537,578	189,836	28,928	(181,968)	574,374
Gross profit	184,818	239,357	40,996	(24,836)	440,335
SG&A expenses	130,587	202,416	74,002	(24,836)	382,169
Operating income (loss)	$54,231	$36,941	$(33,006)	$—	$58,166

Interest expense					(230)
Interest income					6,657
Other income (expense), net					(639)
Income before income taxes					$63,954

	Six Months Ended October 26, 2024
(Unaudited, amounts in thousands)	Wholesale	Retail	Corporate & Other	Intersegment Eliminations	Consolidated
Sales to external customers	$515,003	$423,934	$77,622	$—	$1,016,559
Intersegment sales	199,794	—	3,173	(202,967)	—
Total sales	714,797	423,934	80,795	(202,967)	1,016,559
Cost of sales	528,990	189,064	33,198	(178,684)	572,568
Gross profit	185,807	234,870	47,597	(24,283)	443,991
SG&A expenses	137,279	186,324	73,529	(24,283)	372,849
Operating income (loss)	$48,528	$48,546	$(25,932)	$—	$71,142

Interest expense					(309)
Interest income					8,154
Other income (expense), net					(2,497)
Income before income taxes					$76,490

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/25/25	10/26/24	10/25/25	10/26/24
Depreciation and Amortization
Wholesale segment	$6,474	$6,490	$13,089	$12,747
Retail segment	3,536	2,745	6,729	5,375
Corporate and Other	1,760	2,262	3,281	5,522
Consolidated depreciation and amortization	$11,770	$11,497	$23,099	$23,644

Capital Expenditures
Wholesale segment	$6,152	$7,492	$14,573	$15,514
Retail segment	12,136	7,642	20,252	14,110
Corporate and Other	2,178	2,015	4,102	3,145
Consolidated capital expenditures	$20,466	$17,149	$38,927	$32,769

Sales by Country (1)
United States	92%	91%	92%	90%
Canada	5%	5%	5%	6%
Other	3%	4%	3%	4%
Total	100%	100%	100%	100%
(1)Sales are attributed to countries on the basis of the customer's location.

(Unaudited, amounts in thousands)	10/25/25	4/26/25
Assets
Wholesale segment	$667,415	$662,987
Retail segment	740,695	727,178
Unallocated assets	550,648	531,997
Consolidated assets	$1,958,758	$1,922,162

Long-Lived Assets by Geographic Location
Domestic	$996,452	$976,220
International	68,634	72,591
Consolidated long-lived assets	$1,065,086	$1,048,811

Note 13: Income Taxes

Our effective tax rate was 26.7% and 26.1% for second quarter and six months ended October 25, 2025, respectively, compared with 26.3% and 25.9% for second quarter and six months ended October 26, 2024. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes.

On July 4, 2025, the "One Big Beautiful Bill Act" ("OBBBA"), was signed into law, making several provisions of the Tax Cuts and Jobs Act permanent. Under ASC 740, Income Taxes, the effects of changes in tax laws must be recognized in the period of enactment. Based on current assessments, the provisions of the new law are not expected to have a material impact on the Company's effective tax rate. The OBBBA is expected to have a favorable impact on taxes payable due to accelerated tax deductions from the law changes relating to expensing of domestic research and experimental expenditures and changes to bonus depreciation

Note 14: Earnings per Share

The following is a reconciliation of the numerators and denominators we used in our computations of basic and diluted earnings per share:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands, except per share data)	10/25/2025	10/26/2024	10/25/2025	10/26/2024
Numerator (basic and diluted):
Net income available to common Shareholders	$28,858	$30,037	$47,062	$56,196

Denominator:
Basic weighted average common shares outstanding	41,227	41,708	41,127	41,880
Contingent common shares	60	270	76	261
Stock option dilution	100	176	122	175
Diluted weighted average common shares outstanding	41,387	42,154	41,325	42,316

Earnings per Share:
Basic	$0.70	$0.72	$1.14	$1.34
Diluted (1)	$0.70	$0.71	$1.14	$1.33
(1)Diluted earnings per share was computed using the treasury stock method.

The values for contingent common shares set forth above reflect the dilutive effect of common shares that we would have issued to employees under the terms of performance-based share awards if the relevant performance period for the award had been the reporting period.

We exclude the effect of options from our diluted share calculation when the weighted average exercise price of the options is higher than the average market price, since including the options' effect would be anti-dilutive. For the second quarter and six months ended October 25, 2025, we excluded options to purchase 0.2 million shares from the diluted share calculation. For the second quarter and six months ended October 26, 2024 we did not exclude any outstanding options from the diluted share calculation.

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

The following table presents the fair value hierarchy for those assets and liabilities we measured at fair value on a recurring basis at October 25, 2025 and April 26, 2025. There were no transfers into or out of Level 1, Level 2, or Level 3 for any of the periods presented.

At October 25, 2025
	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1	Level 2	Level 3	NAV(1)	Total
Assets
Marketable securities	$—	$2,511	$—	$10,167	$12,678
Held-to-maturity investments	2,643	—	—	—	2,643
Total assets	$2,643	$2,511	$—	$10,167	$15,321

At April 26, 2025
	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1	Level 2	Level 3	NAV(1)	Total
Assets
Marketable securities	$—	$2,470	$—	$9,824	$12,294
Held-to-maturity investments	2,607	—	—	—	2,607
Total assets	$2,607	$2,470	$—	$9,824	$14,901
(1)Certain marketable securities investments are measured at fair value using net asset value per share under the practical expedient methodology.

At October 25, 2025 and April 26, 2025, we held marketable securities to fund future obligations of certain retirement plans.

The fair value measurements for our Level 1 and Level 2 securities are based on quoted prices in active markets, as well as through broker quotes and independent valuation providers, multiplied by the number of shares owned exclusive of any transaction costs.

Note 16: Subsequent Events

On October 28, 2025, we completed the acquisition of the Atlanta, GA, Northeast Florida, and Knoxville, TN businesses that operate 15 independently owned La-Z-Boy Stores and four distribution centers. We expect to pay $85.5 million during the third quarter of fiscal 2026, subject to further customary adjustments. We will begin including the stores in our Retail segment results in the third quarter of fiscal 2026. We anticipate recording our initial purchase accounting, including the fair value measurements for acquired inventory, the indefinite-lived reacquired rights asset, and the goodwill acquired as part of this acquisition, when we report our financial results of our third quarter of fiscal 2026. This acquisition is not significant to our consolidated financial statements, and therefore, pro-forma financial information will not be presented.

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

Introduction

Our Business

We are the leading global producer of reclining chairs and one of the largest manufacturers/distributors of residential furniture in the United States. The La-Z-Boy Stores retail network is the third largest retailer of single-branded furniture in the United States. We manufacture, market, import, export, distribute and retail upholstery furniture products under the La-Z-Boy®, England, Kincaid®, and Joybird® tradenames. In addition, we import, distribute and retail accessories and casegoods (wood) furniture products under the Kincaid®, American Drew®, Hammary®, and Joybird® tradenames.

As of October 25, 2025, our supply chain operations included the following:

•Five major manufacturing locations and 12 distribution centers in the United States and three facilities in Mexico to support our speed-to-market and customization strategy
•A logistics company that distributes a portion of our products in the United States
•An upholstery manufacturing business in the United Kingdom and a wholesale sales office that is responsible for distribution of our product in the United Kingdom and Ireland
•A global trading company in Hong Kong that helps us manage our Asian supply chain by establishing and maintaining relationships with our Asian suppliers, as well as identifying efficiencies and savings opportunities

We also participate in two consolidated joint ventures in Thailand that support our international businesses: one that operates a manufacturing facility and another that operates a wholesale sales office. Additionally, we have contracts with several suppliers in Asia to produce products that support our pure import model for casegoods.

We sell our products through multiple channels: to furniture retailers or distributors in the United States, Canada, and approximately 50 other countries, including the United Kingdom, China, Australia, South Korea and New Zealand, directly to consumers through retail stores that we own and operate, and through our websites, www.la-z-boy.com and www.joybird.com.

•The centerpiece of our retail distribution strategy is our network of 370 La-Z-Boy Stores, over 500 La-Z-Boy Comfort Studio® locations, and over 800 La-Z-Boy branded space locations, each dedicated to marketing our La-Z-Boy branded products. We consider this dedicated space to be “proprietary.”

◦La-Z-Boy Stores help consumers furnish their homes by combining the style, comfort, and quality of La-Z-Boy furniture with our available design services. We own 207 of the La-Z-Boy Stores, while the remainder are independently owned and operated.
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
◦In total, we have approximately 7.7 million square feet of proprietary floor space dedicated to selling La-Z-Boy branded products in North America within our La-Z-Boy Stores and La-Z-Boy Comfort Studio® locations.
◦We also have approximately 2.6 million square feet of floor space outside of North America dedicated to selling La-Z-Boy branded products.

•Our other brands, England, American Drew, Hammary, and Kincaid enjoy distribution through many of the same outlets, with over half of Hammary’s sales originating through the La-Z-Boy Store network.

◦Kincaid and England have their own dedicated proprietary in-store programs with 674 outlets and approximately 2.0 million square feet of proprietary floor space.
◦During the second quarter of fiscal 2026, the Company committed to a plan to dispose a portion of our Casegoods wholesale business. Refer to Note 4, Assets Held for Sale, to our consolidated financial statements for further information.

•Joybird sells product online and has 14 small-format stores in key markets.

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

•Growing our La-Z-Boy Store network. We expect our strategic initiatives in this area to generate growth in our Retail segment through an increased company-owned store count and in our Wholesale segment as our proprietary distribution network expands. We are not only focused on growing the number of locations, but also on upgrading existing store locations to our new concept designs. We are prioritizing growth of our company-owned Retail business by opportunistically acquiring existing La-Z-Boy Stores and opening new La-Z-Boy Stores where we see opportunity for growth, or where we believe we have opportunities for further market penetration.

•Expanding the reach of our wholesale distribution channels. Consumers experience the La-Z-Boy brand in many channels including the La-Z-Boy Store network, the La-Z-Boy Comfort Studio® locations, our store-within-a-store format, and La-Z-Boy branded space locations. While consumers increasingly interact with the brand digitally, our consumers also demonstrate an affinity for visiting our stores to shop, allowing us to frequently deliver the flagship La-Z-Boy Store, La-Z-Boy Comfort Studio®, or La-Z-Boy branded space experience and provide design services. In addition to our branded distribution channels, approximately 1,900 other dealers sell La-Z-Boy products, which include some of the best-known names in the industry, providing us the benefit of multi-channel distribution. We believe there is significant growth potential for our consumer brands through these retail channels.

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

•Retail Segment. Our Retail segment consists of one operating segment comprised of our 207 company-owned La-Z-Boy Stores. The Retail segment sells primarily upholstered furniture, in addition to some casegoods and other home furnishings accessories, to end consumers through these stores.

•Wholesale Segment. Our Wholesale segment consists primarily of four operating segments: La-Z-Boy, our largest operating segment, our England subsidiary, our casegoods operating segment that sells furniture under three brands (American Drew®, Hammary®, and Kincaid®), and our international operating segment, which includes our international La-Z-Boy wholesale and manufacturing businesses. We aggregate these operating segments into one reportable segment because they are economically similar and meet the other aggregation criteria for determining reportable segments. Our Wholesale segment manufactures and imports upholstered furniture, such as recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas and imports casegoods (wood) furniture such as bedroom sets, dining room sets, entertainment centers and occasional pieces. The Wholesale segment sells directly to La-Z-Boy Stores, operators of La-Z-Boy Comfort Studio® and branded space locations, England Custom Comfort Center locations, major dealers, and a wide cross-section of other independent retailers.

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

Results of Operations

Fiscal 2026 Second Quarter Compared with Fiscal 2025 Second Quarter

La-Z-Boy Incorporated

	Quarter Ended			Six Months Ended
(Unaudited, amounts in thousands, except percentages)	10/25/2025	10/26/2024	% Change	10/25/2025	10/26/2024	% Change
Sales	$522,480	$521,027	0.3%	$1,014,709	$1,016,559	(0.2)%
Operating income	36,179	38,772	(6.7)%	58,166	71,142	(18.2)%
Operating margin	6.9%	7.4%		5.7%	7.0%

Sales

Consolidated sales increased $1.5 million, or 0.3%, and decreased $1.9 million, or 0.2% in the second quarter and first six months of fiscal 2026, respectively, compared with the same periods a year ago. Sales benefited from growth in our core North America La-Z-Boy branded wholesale business driven by strategic pricing and surcharge actions, increased sales from our retail store expansion, and incremental sales from our retail store acquisitions completed in the prior year. These increases were largely offset by the combination of lower delivered same-store sales in our Retail segment, along with lower delivered volume in our Joybird business. Additionally, lower delivered volume in our international wholesale businesses, due in part to a significant customer transition that began in the second quarter of fiscal 2025, negatively impacted sales in the first six months of fiscal 2026, and to a lesser extent, in the second quarter of fiscal 2026.

Operating Margin

Operating margin, which is calculated as operating income as a percentage of sales, decreased 50 basis points and 130 basis points in the second quarter and first six months of fiscal 2026, respectively, compared with the same periods a year ago.

•Gross margin, which is calculated as gross profit as a percentage of sales, decreased 10 basis points and 30 basis points in the second quarter and first six months of fiscal 2026, respectively, compared with the same periods a year ago.

◦Increased supply chain costs, including higher distribution costs related to our distribution and home delivery transformation, and increased overhead in our manufacturing operations, drove a decrease in gross margin in the second quarter and first six months of fiscal 2026 compared with the same periods a year ago.
◦Partially offsetting the item above, gross margin in the second quarter and first six months of fiscal 2026 benefited from lower input costs compared with the same periods a year ago, led by favorable inbound ocean freight and improved sourcing.

•SG&A expenses as a percentage of sales increased 40 basis points and 100 basis points in the second quarter and first six months of fiscal 2026, respectively, compared with the same periods a year ago.

◦SG&A expense as a percentage of sales increased due to fixed cost deleverage in our Retail segment from lower delivered same-store sales combined with higher selling expenses and fixed costs resulting from our retail store expansion in support of our long-term strategy of growing our Retail segment.
◦Partially offsetting the item above, SG&A expense as a percentage of sales benefited from lower warranty expense due to a reduction in our warranty liability driven by a change in which we provide our external dealers an upfront service allowance for certain labor and delivery costs that they provide under our Wholesale warranty program for La-Z-Boy products that they sell and have previously sold.

We discuss each segment’s results in the following section.

Retail Segment

	Quarter Ended			Six Months Ended
(Unaudited, amounts in thousands, except percentages)	10/25/2025	10/26/2024	% Change	10/25/2025	10/26/2024	% Change
Sales	$222,043	$221,564	0.2%	$429,193	$423,934	1.2%
Operating income	23,821	27,897	(14.6)%	36,941	48,546	(23.9)%
Operating margin	10.7%	12.6%		8.6%	11.5%

Sales

The Retail segment’s sales increased $0.5 million, or 0.2%, and $5.3 million, or, 1% in the second quarter and first six months of fiscal 2026, respectively, compared with the same periods a year ago. The increase was primarily due to increased sales from our retail store expansion, net of closed stores, along with $6.0 million and $14.1 million of incremental sales in the second quarter and first six months of fiscal 2026, respectively, resulting from our retail store acquisitions that occurred in fiscal 2025. These increases were largely and partially offset by a decline in delivered same-store sales during the second quarter and first six months of fiscal 2026, respectively.

Total written sales increased 4% in both the second quarter and first six months of fiscal 2026, compared with the same periods a year ago. Written same-store sales decreased 2% and 3% over the same periods, primarily due to lower consumer demand as a result of a challenging macroeconomic environment. Same-store sales include the sales of all currently active stores that have been open and company-owned for each comparable period.

Operating Margin

The Retail segment's operating margin decreased 190 basis points and 290 basis points in the second quarter and first six months of fiscal 2026, respectively, compared with the same periods a year ago.

•Gross margin increased 100 basis points and 40 basis points in the second quarter and first six months of fiscal 2026, respectively, compared with the same periods a year ago, primarily due to a favorable shift in product mix towards higher margin products.

•SG&A expenses as a percentage of sales increased 290 basis points and 330 basis points in the second quarter and first six months of fiscal 2026, respectively, compared with the same periods a year ago, primarily due to fixed cost deleverage from lower delivered same-store sales combined with increased selling expenses and fixed costs resulting from our retail store expansion of 10 net new stores over the last 12 months, supporting our long-term strategy of growing our Retail segment.

Wholesale Segment

	Quarter Ended			Six Months Ended
(Unaudited, amounts in thousands, except percentages)	10/25/2025	10/26/2024	% Change	10/25/2025	10/26/2024	% Change
Sales to external customers	$263,556	$258,983		$518,901	$515,003
Intersegment sales	105,883	104,914		203,495	199,794
Total Sales	369,439	363,897	1.5%	722,396	714,797	1.1%
Operating income	29,056	24,529	18.5%	54,231	48,528	11.8%
Operating margin	7.9%	6.7%		7.5%	6.8%

Sales

The Wholesale segment’s sales increased $5.5 million, or 2%, and $7.6 million, or 1% in the second quarter and first six months of fiscal 2026, respectively, compared with the same periods a year ago, primarily due to growth in our core North America La-Z-Boy branded wholesale business led by strategic pricing and surcharge actions. The sales increase in the first six months of fiscal 2026 was partially offset by lower delivered volume in our international wholesale businesses, due in part to a significant customer transition that began in the second quarter fiscal 2025.

Operating Margin

The Wholesale segment's operating margin increased 120 basis points and 70 basis points in the second quarter and first six months of fiscal 2026, respectively, compared with the same periods a year ago.

•Gross margin decreased 10 basis points and 40 basis points in the second quarter and first six months of fiscal 2026, respectively, compared with the same periods a year ago

◦Increased distribution costs, primarily due to incremental expenses related to our distribution and home delivery transformation, drove a 70 basis point and 90 basis point decrease in gross margin in the second quarter and first six months of fiscal 2026, respectively, compared with the same periods a year ago.
◦The first six months of fiscal 2026 also experienced higher manufacturing overhead costs, driving a 50 basis point decrease in gross margin compared with the same period a year ago.
◦Partially offsetting the items above, lower input costs, led by favorable inbound ocean freight and improved sourcing, drove a 60 basis point and 90 basis point increase in gross margin in the second quarter and first six months of fiscal 2026, respectively, compared with the same periods a year ago.

•SG&A expense as a percentage of sales decreased 130 basis points and 110 basis points in the second quarter and first six months of fiscal 2026, respectively, compared with the same periods a year ago

◦The reduction in our warranty liability as a result of the change described above drove a 160 basis point and 80 basis point decrease in SG&A expense as a percentage of sales in the second quarter and first six months of fiscal 2026, respectively, compared with the same periods a year ago. Lower warranty expense as a result of improved warranty trends drove an additional 30 basis point decrease in SG&A expense as a percentage of sales in the first six months of fiscal 2026 compared with the same period a year ago.
◦Partially offsetting the item above, marketing expense in the second quarter of fiscal 2026 increased relative to the prior year, resulting in a 40 basis point increase in SG&A expense as a percentage of sales.

Corporate and Other

	Quarter Ended			Six Months Ended
(Unaudited, amounts in thousands, except percentages)	10/25/2025	10/26/2024	% Change	10/25/2025	10/26/2024	% Change
Sales	$38,689	$42,087	(8.1)%	$69,924	$80,795	(13.5)%
Intercompany eliminations	(107,691)	(106,521)	(1.1)%	(206,804)	(202,967)	(1.9)%
Operating loss	(16,698)	(13,654)	(22.3)%	(33,006)	(25,932)	(27.3)%

Sales

Corporate and Other sales decreased $3.4 million and $10.9 million in the second quarter and first six months of fiscal 2026, respectively, compared with the same periods a year ago. The change in sales was primarily attributable to Joybird sales which decreased $3.8 million to $34.9 million and $10.7 million to $62.6 million in the second quarter and first six months of fiscal 2026, respectively, compared with the same periods a year ago, primarily due to lower delivered volume partially offset by a favorable shift in product mix. Written sales for Joybird increased 1% and decreased 7.0% in the second quarter and first six months of fiscal 2026, respectively, compared with the same periods a year ago.

Intercompany eliminations increased slightly in the second quarter and first six months of fiscal 2026 compared with the same periods a year ago due to higher sales from our Wholesale segment to our Retail segment.

Operating Loss

Our Corporate and Other operating loss increased $3.0 million and $7.1 million in the second quarter and first six months of fiscal 2026, respectively, compared with the same periods a year ago, primarily due to Joybird's operating loss resulting from lower delivered sales volume.

Non-Operating Income (Expense)

Interest Income

Interest income was $0.2 million and $1.5 million lower in the second quarter and first six months of fiscal 2026, respectively, compared with the same periods a year ago. The decrease in the first six months of fiscal 2026 was primarily driven by lower interest rates.

Other Income, (Expense), Net

Other income (expense), net was $0.1 million and $0.6 million of expense in the second quarter and first six months of fiscal 2026, respectively, compared with $1.9 million and $2.5 million of expense in the same periods a year ago. The expense in fiscal 2025 was primarily due to exchange rate losses related to our manufacturing and wholesale businesses in Thailand.

Income Taxes

Our effective tax rate was 26.7% and 26.1% for the second quarter and first six months of fiscal 2026, respectively, compared with 26.3% and 25.9% for the second quarter and first six months of fiscal 2025, respectively. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes.

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

We had cash and cash equivalents of $338.5 million at October 25, 2025, compared with $328.4 million at April 26, 2025. In addition, we had investments to enhance our returns on cash of $2.6 million at October 25, 2025 and April 26, 2025.

The following table illustrates the main components of our cash flows:

	Six Months Ended
(Unaudited, amounts in thousands)	10/25/2025	10/26/2024
Cash Flows Provided By (Used For)
Net cash provided by operating activities	$86,324	$68,253
Net cash used for investing activities	(38,810)	(45,526)
Net cash used for financing activities	(37,555)	(61,693)
Exchange rate changes	98	930
Change in cash and cash equivalents	$10,057	$(38,036)

Operating Activities

During the first six months of fiscal 2026, net cash provided by operating activities was $86.3 million, an increase of $18.1 million compared with the same period a year ago. The year over year increase was primarily due to lower inventory balances and higher customer deposits, partially offset by lower net income, adjusted for non-cash items, and a smaller reduction in receivables. Our cash provided by operating activities in the first six months of fiscal 2026 was primarily attributable to net income, adjusted for non-cash items, favorable changes to working capital, and higher customer deposits, partially offset by the payout of our fiscal 2025 incentive compensation award.

Investing Activities

During the first six months of fiscal 2026, net cash used for investing activities was $38.8 million, a decrease of $6.7 million compared with the same period a year ago, due to lower cash paid for acquisitions partially offset by higher capital expenditures, along with lower proceeds from the sale of investments, net of investment purchases.

Cash used for investing activities in the first six months of fiscal 2026 was mainly attributable to capital expenditures of $38.9 million, which were primarily related to La-Z-Boy Stores (new stores and remodels), manufacturing-related investments, and spending related to our distribution and home delivery transformation. We anticipate that spending on these items will continue throughout the remainder of fiscal 2026, with full year fiscal 2026 capital expenditures expected to be in the range of $90 to $100 million. We have no material contractual commitments outstanding for future capital expenditures.

Financing Activities

During the first six months of fiscal 2026, net cash used for financing activities was $37.6 million, a decrease of $24.1 million compared with the same period a year ago, primarily due to lower share repurchases, partially offset by reduced proceeds from exercised stock options. Cash used for financing activities in the first six months of fiscal 2026 included the following:

•Cash paid to our shareholders in quarterly dividends was $18.1 million. Our board of directors has sole authority to determine if and when we will declare future dividends and on what terms. We expect the board to continue declaring regular quarterly cash dividends for the foreseeable future, but it may discontinue doing so at any time at the board's discretion.
•Cash paid to repurchase 0.3 million shares of company stock was $13.3 million. Our board of directors has authorized the repurchase of Company stock and as of October 25, 2025, 3.4 million shares remained available for repurchase pursuant to this authorization.
•Cash paid for tax withholding on stock issued as part of our employee benefit plans, net of proceeds from exercised stock options, was $4.9 million.

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

As of October 25, 2025, we have no borrowings outstanding under the Credit Facility and we were in compliance with our financial covenants under the Credit Facility. We believe our cash and cash equivalents, short-term investments, and cash from operations, in addition to our available Credit Facility, will provide adequate liquidity for our business operations over the next 12 months.

Exchange Rate Changes

Due to changes in exchange rates, our cash and cash equivalents increased by $0.1 million for the six months ended October 25, 2025. These changes impacted our cash balances held in Canada, Thailand, and the United Kingdom.

Other

During the second quarter of fiscal 2026, there were no material changes to the information about our contractual obligations and commitments disclosed in our Annual Report on Form 10-K for the fiscal year ended April 26, 2025. We do not expect our continuing compliance with existing federal, state and local statutes dealing with protection of the environment to have a material effect on our capital expenditures, earnings, competitive position or liquidity.

Critical Accounting Policies

We disclosed our critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended April 26, 2025. There were no material changes to our critical accounting policies or estimates during the six months ended October 25, 2025.

Recent Accounting Pronouncements

See Note 1, Basis of Presentation, to the consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of recently adopted accounting standards and other new accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first six months of fiscal 2026, there were no material changes from the information contained in Item 7A of our Annual Report on Form 10-K for the fiscal year ended April 26, 2025.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the second quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

We disclosed our risk factors in our Annual Report on Form 10-K for the fiscal year ended April 26, 2025. There have been no material changes to our risk factors during the first six months of fiscal 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our board of directors has authorized the repurchase of Company stock. Repurchases under these programs will be made at management's discretion from time to time on the open market or in privately negotiated transactions and through Rule 10b5-1. We spent $0.8 million on discretionary repurchases in the second quarter of fiscal 2026 to repurchase 23 thousand shares As of October 25, 2025, 3.4 million shares remained available for repurchase pursuant to the board authorization.

The following table summarizes our repurchases of Company stock during the quarter ended October 25, 2025 and includes shares purchased from employees to satisfy their withholding tax obligations upon vesting of restricted shares:

(Unaudited, amounts in thousands, except per share data)	Total number of shares repurchased (1)	Average price paid per share	Total number of shares repurchased as part of publicly announced plan (2)	Maximum number of shares that may yet be repurchased under the plan
Fiscal August (July 27 – August 30, 2025)	23	$35.06	23	3,376
Fiscal September (August 31 – September 27, 2025)	—	$—	—	3,376
Fiscal October (September 28 – October 25, 2025)	—	$32.12	—	3,376
Total (Fiscal Second Quarter of 2026)	23		23	3,376
(1)    In addition to the 23,073 shares we repurchased during the quarter as part of our publicly announced, board-authorized plan described above, this column includes 40 shares we repurchased from employees to satisfy their withholding tax obligations upon vesting of restricted and performance based shares.
(2)    On October 28, 1987, our board of directors announced the authorization of the plan to repurchase Company stock. The plan originally authorized 1.0 million shares, and since October 1987, 33.5 million shares have been added to the plan for repurchase. The authorization has no expiration date.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Officers

On August 21, 2025, Ms. Melinda Whittington, the Company’s Board Chair, President and Chief Executive Officer, adopted a trading arrangement for the sale of securities of the Company’s common stock ( “Ms. Whittington’s Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Ms. Whittington’s Rule 10b5-1 Trading Plan, which has a duration of approximately seven months following the required cooling-off period, provides for the potential exercise and sale of up to 34,003 stock options pursuant to the terms of the plan. These stock options represent only a portion of the stock options held by Ms. Whittington and those with the earliest expiration dates. Ms. Whittington’s Rule 10b5-1 Plan allows for the potential exercise of a portion of the stock options that she holds prior to their expiration, without impacting her compliance with the Company’s stock ownership guidelines and without significantly affecting her position in the Company’s securities.

On September 4, 2025, Mr. Terrence (Tj) Linz, the Company’s President, Wholesale Brands, adopted a Rule 10b5-1 Trading Plan that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) (“Mr. Linz’s Rule 10b5-1 Trading Plan”). Mr. Linz’s Rule 10b5-1 Trading Plan, which has a duration of approximately eleven months following the required cooling-off period, provides for the potential exercise and sale of up to 30,876 stock options pursuant to the terms of the plan. Mr. Linz’s Rule 10b5-1 Trading Plan allows for the potential exercise of these stock options without impacting his compliance with the Company’s stock ownership guidelines.

Other than as described above, during the quarter ended October 25, 2025, none of our directors or officers adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Number	Description
(31.1)	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a)
(31.2)	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a)
(32)	Certifications of Executive Officers pursuant to 18 U.S.C. Section 1350(b)
(101.INS)	Inline XBRL Instance Document
(101.SCH)	Inline XBRL Taxonomy Extension Schema Document
(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document
(104)	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 25, 2025, formatted in Inline XBRL (included in Exhibit 101)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LA-Z-BOY INCORPORATED
(Registrant)

Date: November 18, 2025

BY: /s/ Jennifer L. McCurry
Jennifer L. McCurry Vice President, Corporate Controller and Chief Accounting Officer