Form 10-Q
period 2026-01-24
LA-Z-BOY INC
filed 2026-02-17
CIK 57131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 24, 2026
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                     Yes  ☐   No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 10, 2026
Common Stock, $1.00 Par Value	40,923,710

LA-Z-BOY INCORPORATED
FORM 10-Q THIRD QUARTER OF FISCAL 2026

PART I - FINANCIAL INFORMATION (UNAUDITED)
ITEM 1. FINANCIAL STATEMENTS
LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands, except per share data)	1/24/2026	1/25/2025	1/24/2026	1/25/2025
Sales	$541,588	$521,777	$1,556,297	$1,538,336
Cost of sales	308,077	290,412	882,451	862,980
Gross profit	233,511	231,365	673,846	675,356
Selling, general and administrative expense	203,700	196,197	585,869	569,046
Operating income	29,811	35,168	87,977	106,310
Interest expense	(159)	(102)	(389)	(411)
Interest income	2,698	3,465	9,355	11,619
Other income (expense), net	(599)	97	(1,238)	(2,400)
Income before income taxes	31,751	38,628	95,705	115,118
Income tax expense	9,951	9,683	26,618	29,516
Net income	21,800	28,945	69,087	85,602
Net (income) attributable to noncontrolling interests	(150)	(516)	(375)	(977)
Net income attributable to La-Z-Boy Incorporated	$21,650	$28,429	$68,712	$84,625

Basic weighted average common shares	41,084	41,437	41,113	41,733
Basic net income attributable to La-Z-Boy Incorporated per share	$0.53	$0.69	$1.67	$2.03

Diluted weighted average common shares	41,485	42,103	41,524	42,380
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.52	$0.68	$1.65	$2.00

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/24/2026	1/25/2025	1/24/2026	1/25/2025
Net income	$21,800	$28,945	$69,087	$85,602
Other comprehensive income
Currency translation adjustment	1,887	(1,776)	2,258	1,369
Net unrealized gain (loss) on marketable securities, net of tax	(50)	(61)	87	35
Net pension amortization, net of tax	20	16	57	47
Total other comprehensive income (loss)	1,857	(1,821)	2,402	1,451
Total comprehensive income before noncontrolling interests	23,657	27,124	71,489	87,053
Comprehensive (income) attributable to noncontrolling interests	(765)	(550)	(1,279)	(2,025)
Comprehensive income attributable to La-Z-Boy Incorporated	$22,892	$26,574	$70,210	$85,028

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET

(Unaudited, amounts in thousands, except par value)	1/24/2026	4/26/2025
Current assets
Cash and equivalents	$306,117	$328,449
Receivables, net of allowance of $4,875 at 1/24/2026 and $5,042 at 4/26/2025	123,800	139,533
Inventories, net	235,051	255,285
Assets held for sale	35,904	—
Other current assets	107,823	82,421
Total current assets	808,695	805,688
Property, plant and equipment, net	340,421	339,212
Goodwill	263,259	205,590
Other intangible assets, net	77,776	51,161
Deferred income taxes – long-term	7,535	7,349
Right of use lease assets	525,107	452,848
Other long-term assets, net	64,170	60,314
Total assets	$2,086,963	$1,922,162

Current liabilities
Accounts payable	$117,943	$95,984
Lease liabilities, short-term	88,546	80,592
Accrued expenses and other current liabilities	281,014	244,215
Total current liabilities	487,503	420,791
Lease liabilities, long-term	479,920	410,265
Other long-term liabilities	64,386	59,130
Shareholders' equity
Preferred shares – 5,000 authorized; none issued	—	—
Common shares, $1.00 par value – 150,000 authorized; 40,924 outstanding at 1/24/2026 and 41,164 outstanding at 4/26/2025	40,924	41,164
Capital in excess of par value	396,810	385,601
Retained earnings	606,864	597,432
Accumulated other comprehensive loss	(2,076)	(3,574)
Total La-Z-Boy Incorporated shareholders' equity	1,042,522	1,020,623
Noncontrolling interests	12,632	11,353
Total equity	1,055,154	1,031,976
Total liabilities and equity	$2,086,963	$1,922,162

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended
(Unaudited, amounts in thousands)	1/24/2026	1/25/2025
Cash flows from operating activities
Net income	$69,087	$85,602
Adjustments to reconcile net income to cash provided by operating activities
(Gain)/loss on disposal and impairment of assets	384	73
(Gain)/loss on sale of investments	(282)	(199)
Provision for doubtful accounts	111	518
Depreciation and amortization	35,624	35,020
Amortization of right-of-use lease assets	62,332	61,521
Equity-based compensation expense	11,745	13,428
Change in deferred taxes	3,143	2,134
Change in receivables	11,470	10,465
Change in inventories	7,939	(21,726)
Change in other assets	(5,280)	(10,217)
Change in payables	25,702	11,897
Change in lease liabilities	(61,826)	(62,607)
Change in other liabilities	15,541	(640)
Net cash provided by operating activities	175,690	125,269

Cash flows from investing activities
Proceeds from disposals of assets	4,822	188
Capital expenditures	(56,737)	(51,538)
Purchases of investments	(822)	(6,783)
Proceeds from sales of investments	1,421	11,715
Acquisitions	(86,423)	(24,772)
Net cash used for investing activities	(137,739)	(71,190)

Cash flows from financing activities
Payments on finance lease liabilities	(702)	(442)
Payments for debt issuance costs	(784)	—
Stock issued for stock and employee benefit plans, net of shares withheld for taxes	(4,370)	10,906
Repurchases of common stock	(27,051)	(64,387)
Dividends paid to shareholders	(28,082)	(25,871)
Dividends paid to minority interest joint venture partners (1)	—	(1,414)
Net cash used for financing activities	(60,989)	(81,208)

Effect of exchange rate changes on cash and equivalents	706	620
Change in cash and cash equivalents	(22,332)	(26,509)
Cash and cash equivalents at beginning of period	328,449	341,098
Cash and cash equivalents at end of period	$306,117	$314,589

Supplemental disclosure of non-cash investing activities
Capital expenditures included in payables	$3,297	$4,010
(1)Includes dividends paid to joint venture minority partners resulting from the repatriation of dividends from our foreign earnings that we no longer consider permanently reinvested.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited, amounts in thousands, except per share data)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Total
At April 26, 2025	$41,164	$385,601	$597,432	$(3,574)	$11,353	$1,031,976
Net income	—	—	18,204	—	93	18,297
Other comprehensive income	—	—	—	779	409	1,188
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	343	173	(5,706)	—	—	(5,190)
Repurchases of 300 shares of common stock	(300)	(648)	(11,560)	—	—	(12,508)
Stock option and restricted stock expense	—	3,420	—	—	—	3,420
Dividends declared and paid ($0.22/share)	—	—	(9,012)	—	—	(9,012)
Dividends declared not paid ($0.22/share)	—	—	(149)	—	—	(149)
At July 26, 2025	$41,207	$388,546	$589,209	$(2,795)	$11,855	$1,028,022
Net income	—	—	28,858	—	132	28,990
Other comprehensive income (loss)	—	—	—	(523)	(120)	(643)
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	65	255	(1)	—	—	319
Repurchases of 23 shares of common stock	(23)	(309)	(475)	—	—	(807)
Stock option and restricted stock expense	—	4,823	—	—	—	4,823
Dividends declared and paid ($0.22/share)	—	—	(9,117)	—	—	(9,117)
Dividends declared not paid ($0.22/share)	—	—	(130)	—	—	(130)
At October 25, 2025	$41,249	$393,315	$608,344	$(3,318)	$11,867	$1,051,457
Net income	—	—	21,650	—	150	21,800
Other comprehensive income	—	—	—	1,242	615	1,857
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	25	544	(68)	—	—	501
Repurchases of 350 shares of common stock	(350)	(551)	(12,958)	—	—	(13,859)
Stock option and restricted stock expense	—	3,502	—	—	—	3,502
Dividends declared and paid ($0.242/share)	—	—	(9,953)	—	—	(9,953)
Dividends declared not paid ($0.242/share)	—	—	(151)	—	—	(151)
At January 24, 2026	$40,924	$396,810	$606,864	$(2,076)	$12,632	$1,055,154

(Unaudited, amounts in thousands, except per share data)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Total
At April 27, 2024	$42,440	$368,485	$598,009	$(5,870)	$10,296	$1,013,360
Net income	—	—	26,159	—	645	26,804
Other comprehensive income	—	—	—	1,335	326	1,661
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	508	10,086	(2,720)	—	—	7,874
Repurchases of 933 shares of common stock	(933)	(10,325)	(22,658)	—	—	(33,916)
Stock option and restricted stock expense	—	3,175	—	—	—	3,175
Dividends declared and paid ($0.20/share)	—	—	(8,371)	—	—	(8,371)
Dividends declared not paid ($0.20/share)	—	—	(111)	—	—	(111)
At July 27, 2024	$42,015	$371,421	$590,308	$(4,535)	$11,267	$1,010,476
Net income (loss)	—	—	30,037	—	(184)	29,853
Other comprehensive income	—	—	—	923	688	1,611
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	99	1,920	(6)	—	—	2,013
Repurchases of 467 shares of common stock	(467)	(1,955)	(17,222)	—	—	(19,644)
Stock option and restricted stock expense	—	5,872	—	—	—	5,872
Dividends declared and paid ($0.20/share) (1)	—	—	(8,360)	—	(1,414)	(9,774)
Dividends declared not paid ($0.20/share)	—	—	(125)	—	—	(125)
At October 26, 2024	$41,647	$377,258	$594,632	$(3,612)	$10,357	$1,020,282
Net income	—	—	28,429	—	516	28,945
Other comprehensive income	—	—	—	(1,855)	34	(1,821)
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	35	1,055	(71)	—	—	1,019
Repurchases of 271 shares of common stock	(271)	(935)	(10,144)	—	—	(11,350)
Stock option and restricted stock expense	—	4,381	—	—	—	4,381
Dividends declared and paid ($0.22/share)	—	—	(9,140)	—	—	(9,140)
Dividends declared not paid ($0.22/share)	—	—	(137)	—	—	(137)
At January 25, 2025	$41,411	$381,759	$603,569	$(5,467)	$10,907	$1,032,179

(1)Non-controlling interests includes dividends paid to joint venture minority partners resulting from the repatriation of dividends from our foreign earnings that we no longer consider permanently reinvested.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

The accompanying consolidated financial statements include the consolidated accounts of La-Z-Boy Incorporated and our majority-owned subsidiaries (collectively, the "Company"). We derived the April 26, 2025 balance sheet from our audited financial statements. We prepared the interim financial information in conformity with generally accepted accounting principles ("U.S. GAAP"), which we applied on a basis consistent with those reflected in our fiscal 2025 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC"), but the information does not include all of the disclosures required by U.S. GAAP. In management’s opinion, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments (except as otherwise disclosed), that are necessary for a fair statement of results for the respective interim periods. The interim results reflected in the accompanying financial statements are not necessarily indicative of the results of operations that will occur for the full fiscal year ending April 25, 2026.

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

Note 2: Acquisitions

None of the below acquisitions were significant to our consolidated financial statements, and, therefore, pro-forma financial information is not presented. All of our provisional purchase accounting estimates for the acquisition completed in fiscal 2026 are based on the information and data available to us as of the time of the issuance of these financial statements, and in accordance with Accounting Standard Codification Topic 805-10-25-15, are subject to change within the first 12 months following the acquisition as we gain additional data.

Each of the following Retail acquisitions completed in fiscal 2026 and 2025 reflects a core component of our strategic priorities, which is to grow our company-owned retail business and leverage our vertically integrated retail model (where we earn a combined profit on both the wholesale and retail sales) in suitable geographic markets, alongside the existing La-Z-Boy Store network.

Prior to each Retail acquisition completed in fiscal 2026 and 2025, we licensed to the counterparty the exclusive right to own and operate La-Z-Boy Stores (and to use the associated trademarks and trade name) in each of their respective markets, and we reacquired these rights when we consummated the transaction. These reacquired rights are indefinite-lived because our retailer agreements are perpetual agreements that have no specific expiration date and no renewal options. The effective settlement date of these arrangements resulted in no settlement gain or loss as the contractual terms were at market. For federal income tax purposes, we amortize and deduct the indefinite-lived intangible assets and goodwill over 15 years.
Atlanta, Georgia, Central/Northeast Florida, and Knoxville, Tennessee Acquisition

On October 28, 2025, we completed our acquisition of the Atlanta, Georgia, central/northeast Florida, and Knoxville, Tennessee business that operated 15 independently owned La-Z-Boy Stores and four distribution centers for $90.2 million, inclusive of and subject to further customary adjustments. We paid total cash of $85.8 million during the third quarter of fiscal 2026 and the remaining consideration included forgiveness of accounts receivable and payments based on working capital adjustments. As part of the acquisition, we recorded an indefinite-lived intangible asset of $28.3 million related to the reacquired rights described above. We also recognized $57.6 million of goodwill in our Retail segment primarily related to future growth potential of the business along with synergies we expect from the integration of the acquired stores.

We based the purchase price allocation on fair values at the date of acquisition as follows:

(Unaudited, amounts in thousands)	10/28/2025
Fair value of consideration:
Cash	$85,796
Forgiveness of accounts receivable	4,358
Total fair value of consideration	90,154
Amounts recognized for identifiable assets acquired and liabilities assumed:
Inventory	9,239
Other current assets	4,682
Property, plant and equipment	814
Indefinite-lived reacquired rights	28,339
Right of use lease assets	58,838
Lease liabilities, short-term	(5,016)
Customer deposits	(5,869)
Other current liabilities	(4,682)
Lease liabilities, long-term	(53,822)
Total identifiable net assets acquired	32,523

Goodwill	$57,631

Prior Year Acquisitions

Toledo, Ohio Acquisition

On January 16, 2025, we completed our acquisition of the Toledo, Ohio business that operated two independently owned La-Z-Boy Stores for $5.9 million, inclusive of customary adjustments. The acquisition also included the purchase of the building and land for one of the stores. We paid total cash of $5.7 million during the third and fourth quarters of fiscal 2025 and the remaining consideration included forgiveness of accounts receivable and payments based on working capital adjustments. As part of the acquisition, we recorded an indefinite-lived intangible asset of $1.7 million related to the reacquired rights described above. We also recognized $0.6 million of goodwill in our Retail segment primarily related to future growth potential of the business along with synergies we expect from the integration of the acquired stores.

Melbourne and Cocoa, Florida Acquisition

On September 10, 2024, we completed our acquisition of the Melbourne and Cocoa, Florida businesses that operated two independently owned La-Z-Boy Stores and one distribution center for $11.4 million, inclusive of customary adjustments. The acquisition also included the purchase of buildings and land for both stores and the distribution center. We paid total cash of $11.3 million during the second and third quarters of fiscal 2025 and the remaining consideration included forgiveness of accounts receivable and payments based on working capital adjustments. As part of the acquisition, we recorded an indefinite-lived intangible asset of $0.9 million related to the reacquired rights described above. We also recognized $1.7 million of goodwill in our Retail segment primarily related to future growth potential of the business along with synergies we expect from the integration of the acquired stores.

Davenport, Iowa Acquisition

On July 22, 2024, we completed our acquisition of the Davenport, Iowa business that operated one independently owned La-Z-Boy Store for $7.4 million, inclusive of customary adjustments. We paid total cash of $6.9 million during the first and second quarters of fiscal 2025 and the remaining consideration included forgiveness of accounts receivable and payments based on working capital adjustments. As part of the acquisition, we recorded an indefinite-lived intangible asset of $1.7 million related to the reacquired rights described above. We also recognized $5.1 million of goodwill in our Retail segment primarily related to future growth potential of the business along with synergies we expect from the integration of the acquired store.

Note 3: Inventories

A summary of inventories is as follows:

(Unaudited, amounts in thousands)	1/24/2026	4/26/2025
Raw materials	$132,449	$128,823
Work in process	18,930	19,280
Finished goods	130,286	153,796
FIFO inventories	281,665	301,899
Excess of FIFO over LIFO	(46,614)	(46,614)
Total inventories	$235,051	$255,285

Note 4: Assets Held for Sale

Assets and liabilities are classified as held for sale when management commits to a plan to sell a disposal group and concludes that it meets all other relevant criteria in accordance with U.S. GAAP. As of January 24, 2026, we met the criteria to classify the following assets as held for sale:

(Unaudited, amounts in thousands)	1/24/2026
Casegoods Wholesale Business
Inventory	$19,464
Property, plant and equipment, net	4,226
Intangible assets	1,155
Total	24,845
Retail Stores
Property, plant and equipment, net	11,059
Total assets held for sale	$35,904

Assets held for sale are measured at the lower of their carrying value or fair value less costs to sell and are no longer depreciated or amortized. Any loss resulting from the measurement is recognized in the period the held for sale criteria are met while gains are not recognized until the date of sale.

Casegoods Wholesale Business

During the second quarter of fiscal 2026, the Company committed to a plan to dispose a portion of our Casegoods wholesale business (the "Casegoods disposal group"). The Casegoods business currently operates within the Wholesale segment and the Casegoods disposal group does not meet the requirements to be classified as discontinued operations as the disposition of a portion of this business does not represent a strategic shift that will have a material effect on the Company’s operations and financial results.

During the third quarter of fiscal 2026 we completed the sale of the Casegoods headquarters building and related fixed assets, resulting in a $3.9 million gain recorded in selling, general and administrative expense. Additionally, we recorded an impairment charge of $3.0 million in cost of sales to reduce inventory classified as held for sale to its fair value on the upholstery portion of our Casegoods business which was sold during the fourth quarter of fiscal 2026. Both the gain on sale and impairment charge were recorded in the Wholesale segment. We anticipate the remaining assets in the Casegoods disposal group will be substantially disposed of by the end of fiscal 2026.

Retail Stores

During the third quarter of fiscal 2026, the Company committed to a plan to sell and leaseback buildings and related fixed assets of four retail stores by the end of fiscal 2026 (the "Retail disposal group"). Upon classifying these assets as held for sale, we concluded that the total carrying value of the Retail disposal group did not exceed its fair value and no impairment was recorded.

Note 5: Goodwill and Other Intangible Assets

We have goodwill on our consolidated balance sheet as follows:

Reportable Segment/Unit	Reporting Unit	Related Acquisition
Retail Segment	Retail	Independent La-Z-Boy Stores
Corporate and Other	Joybird	Joybird

The following table summarizes changes in the carrying amount of our goodwill by reportable segment:

(Unaudited, amounts in thousands)	Wholesale Segment	Retail Segment	Corporate and Other	Total Goodwill
Balance at April 26, 2025 (1)	$—	$150,144	$55,446	$205,590
Acquisitions	—	57,631	—	57,631
Translation adjustment	—	38	—	38
Balance at January 24, 2026 (1)	$—	$207,813	$55,446	$263,259
(1)Includes $26.9 million and $20.6 million of accumulated impairment losses in Corporate and Other and the Wholesale segment, respectively.

We have intangible assets on our consolidated balance sheet as follows:

Reportable Segment	Intangible Asset	Useful Life
Wholesale Segment	American Drew® trade name (1)	Indefinite-lived
Retail Segment	Reacquired rights to own and operate La-Z-Boy Stores	Indefinite-lived
Corporate and Other	Joybird® trade name	Amortizable over eight-year useful life
(1)Reclassified to assets held for sale during the second quarter of fiscal 2026. Refer to Note 4, Assets Held for Sale, for further information.

The following summarizes changes in our intangible assets:

(Unaudited, amounts in thousands)	Indefinite- Lived Trade Names	Finite-Lived Trade Name	Indefinite- Lived Reacquired Rights	Total Intangible Assets
Balance at April 26, 2025	$1,155	$998	$49,008	$51,161
Acquisitions	—	—	28,339	28,339
Amortization	—	(599)	—	(599)
Translation adjustment	—	—	30	30
Reclass to assets held for sale	(1,155)	—	—	(1,155)
Balance at January 24, 2026	$—	$399	$77,377	$77,776

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

The following summarizes our investments:

(Unaudited, amounts in thousands)	1/24/2026	4/26/2025
Short-term investments:
Marketable securities	$11	$10
Held-to-maturity investments	2,768	2,607
Total short-term investments	2,779	2,617
Long-term investments:
Marketable securities	12,615	12,284
Total investments	$15,394	$14,901

Investments to enhance returns on cash	$2,768	$2,607
Investments to fund compensation/retirement plans	12,626	12,294
Total investments	$15,394	$14,901

The following is a summary of the unrealized gains, unrealized losses, and fair value by investment type:

	1/24/2026			4/26/2025
(Unaudited, amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$1,194	$—	$3,723	$618	$—	$3,489
Fixed income	192	(12)	6,341	114	(50)	6,335
Other	264	(37)	5,330	322	(15)	5,077
Total securities	$1,650	$(49)	$15,394	$1,054	$(65)	$14,901

The following table summarizes sales of marketable securities:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/24/2026	1/25/2025	1/24/2026	1/25/2025
Proceeds from sales	$704	$1,490	$1,421	$11,715
Gross realized gains	70	85	284	518
Gross realized losses	(2)	—	(2)	(35)

As of January 24, 2026, we held $6.3 million of fixed income marketable securities, classified as available-for-sale securities, all of which do not have a single contractual maturity date.

Note 7: Debt

On October 15, 2021, we entered into a credit agreement with Wells Fargo Bank, National Association, as administrative agent, the other agents and lenders named therein and the other parties thereto (as amended prior to July 1, 2025, the "Credit

Agreement"). The Credit Agreement provides for an unsecured revolving credit facility in an aggregate principal amount of $200 million, which includes a $50 million letter of credit sub-limit (the "Credit Facility").

On July 1, 2025, we entered into an amendment to the Credit Agreement (the "Credit Agreement Amendment"). The Credit Agreement Amendment, among other things, (i) extended the maturity date of the Credit Facility from October 15, 2026 to July 1, 2030, (ii) increased the accordion basket for additional revolving commitments and/or incremental term loans from $100 million to $125 million, (iii) removed the secured overnight financing rate ("SOFR") credit spread adjustment, and (iv) decreased the consolidated fixed charge coverage ratio required to be satisfied under the Company’s financial covenant.

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

As of January 24, 2026, we have no borrowings outstanding under the Credit Facility and we were in compliance with our financial covenants under the Credit Facility.

Note 8: Product Warranties

We accrue an estimated liability for product warranties when we recognize revenue on the sale of warrantied products. We estimate future warranty claims on product sales based on sales volume and our historical claims experience and periodically adjust the provision to reflect changes in actual experience. We incorporate repair costs into our liability estimates, including materials, labor and overhead amounts necessary to perform repairs, and any costs associated with delivering repaired product to our customers. Over 90% of our warranty liability relates to our Wholesale reportable segment, as we generally warrant our products against defects from one to three years on fabric and leather, from one to five years on cushions and padding, and provide a limited lifetime warranty on certain mechanisms and frames, unless otherwise noted in the warranty. Additionally, our Wholesale segment warranties cover labor costs relating to our parts for one year. We also provide a limited lifetime warranty against defects on a majority of the Joybird products, which are a part of our Corporate and Other results. For all our manufacturer warranties, the warranty period begins when the consumer receives our product. We use considerable judgment in making our estimates, and we record differences between our actual and estimated costs when the differences are known.

A reconciliation of the changes in our product warranty liability is as follows:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/24/2026	1/25/2025	1/24/2026 (1)	1/25/2025
Balance as of the beginning of the period	$23,545	$29,552	$29,940	$28,909
Accruals during the period	6,122	7,784	19,617	25,100
Settlements during the period	(5,853)	(7,871)	(20,137)	(24,544)
Change in warranty policy (2)	—	—	(5,606)	—
Balance as of the end of the period	$23,814	$29,465	$23,814	$29,465
(1)$17.2 million and $22.4 million is recorded in accrued expenses and other current liabilities as of January 24, 2026, and April 26, 2025, respectively, while the remainder is included in other long-term liabilities.
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

Note 9: Stock-Based Compensation

The table below summarizes the total stock-based compensation expense we recognized for all outstanding grants in our consolidated statement of income:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/24/2026	1/25/2025	1/24/2026	1/25/2025
Equity-based awards expense	$3,502	$4,381	$11,745	$13,428
Liability-based awards expense (1)	70	80	(18)	184
Total stock-based compensation expense	$3,572	$4,461	$11,727	$13,612
(1)Includes stock appreciation rights, deferred stock units issued to Directors, restricted stock units, and performance-based units. Compensation expense for these awards is based on the market price of our common stock on the grant date and is remeasured each reporting period based on the market value of our common shares on the last day of the reported period.

Restricted Stock. During the first nine months of fiscal 2026, we granted 264,509 shares of restricted stock units to employees and we also have restricted stock awards outstanding from previous grants. We issue restricted stock at no cost to the employees and account for restricted stock awards as equity-based awards because when they vest, they will be settled in common shares. We recognize compensation expense for restricted stock over the vesting period equal to the fair value on the date our Compensation and Talent Oversight Committee of our board of directors approved the awards. Restricted stock awards vest at 25% per year, beginning one year from the grant date for a term of four years, with continued vesting upon retirement. We accelerate the expense for restricted stock granted to retirement-eligible employees over the vesting period, with expense recognized from the grant date through their retirement eligibility date or over the ten months following the grant date, whichever period is longer. We have elected to recognize forfeitures as an adjustment to compensation expense in the same period as the forfeitures occur. The weighted average fair value of the restricted stock that was awarded in the first nine months of fiscal 2026 was $38.24 per share, the market value of our common shares on the date of grant.

Restricted Stock Units Issued to Directors. During the first nine months of fiscal 2026, we granted 31,672 restricted stock units to our non-employee directors. Restricted stock units granted to our non-employee directors are offered at no cost to the directors and restricted stock units granted following August 2022 vest on the earlier of the date a director ceases to be a member of the board (for any reason other than the termination of service for cause) or the one year anniversary of the grant date. We account for these restricted stock units as equity-based awards because when they vest, they will be settled in shares of our common stock. We measure and recognize compensation expense for these awards based on the market price of our common shares on the date of grant. The weighted-average fair value of the restricted stock units granted to our non-employee directors in the first nine months of fiscal 2026 was $37.14 per share.

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

Stock Options. We did not grant stock options to employees during the first nine months of fiscal 2026, but we have stock options outstanding from grants from prior years. We account for stock options as equity-based awards because when they are exercised, they will be settled in common shares. We recognize compensation expense for stock options over the vesting period equal to the fair value on the date our Compensation and Talent Oversight Committee of our board of directors approved the awards. The vesting period for our stock options ranges from one to four years, with accelerated vesting upon retirement. The vesting date for retirement-eligible employees is the later of the date they meet the criteria for retirement or ten months after the grant date. We accelerate the expense for options granted to retirement eligible employees over the vesting period, with expense recognized from the grant date through their retirement eligibility date or over the ten months following the grant date, whichever period is longer. We have elected to recognize forfeitures as an adjustment to compensation expense in the same period as the forfeitures occur. Granted options outstanding under the former long-term equity award plan remain in effect and have a term of 10 years. We estimated the fair value of the employee stock options granted in prior years at their respective grant date using the Black-Scholes option-pricing model, which requires management to make certain assumptions.

Note 10: Accumulated Other Comprehensive Loss

Activity in accumulated other comprehensive income (loss) for the quarters ended January 24, 2026, and January 25, 2025, is as follows:

(Unaudited, amounts in thousands)	Translation adjustment	Unrealized gain (loss) on marketable securities	Net pension amortization and net actuarial gain (loss)	Accumulated other comprehensive income (loss)
Balance at October 25, 2025	$(1,425)	$474	$(2,367)	$(3,318)
Changes before reclassifications	1,272	(60)	—	1,212
Amounts reclassified to net income	—	(6)	26	20
Tax effect	—	16	(6)	10
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	1,272	(50)	20	1,242
Balance at January 24, 2026	$(153)	$424	$(2,347)	$(2,076)

Balance at October 26, 2024	$(1,673)	$342	$(2,281)	$(3,612)
Changes before reclassifications	(1,810)	(76)	—	(1,886)
Amounts reclassified to net income	—	(4)	21	17
Tax effect	—	19	(5)	14
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(1,810)	(61)	16	(1,855)
Balance at January 25, 2025	$(3,483)	$281	$(2,265)	$(5,467)

Activity in accumulated other comprehensive income (loss) for the nine months ended January 24, 2026, and January 25, 2025, is as follows:

(Unaudited, amounts in thousands)	Translation adjustment	Unrealized gain (loss) on marketable securities	Net pension amortization and net actuarial gain (loss)	Accumulated other comprehensive income (loss)
Balance at April 26, 2025	$(1,507)	$337	$(2,404)	$(3,574)
Changes before reclassifications	1,354	128	—	1,482
Amounts reclassified to net income	—	(12)	76	64
Tax effect	—	(29)	(19)	(48)
Other comprehensive income attributable to La-Z-Boy Incorporated	1,354	87	57	1,498
Balance at January 24, 2026	$(153)	$424	$(2,347)	$(2,076)

Balance at April 27, 2024	$(3,804)	$246	$(2,312)	$(5,870)
Changes before reclassifications	321	53	—	374
Amounts reclassified to net income	—	(6)	62	56
Tax effect	—	(12)	(15)	(27)
Other comprehensive income attributable to La-Z-Boy Incorporated	321	35	47	403
Balance at January 25, 2025	$(3,483)	$281	$(2,265)	$(5,467)

We reclassified both the unrealized gain (loss) on marketable securities and the net pension amortization from accumulated other comprehensive loss to net income through other income (expense), net.

The components of noncontrolling interest were as follows:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/24/2026	1/25/2025	1/24/2026	1/25/2025
Balance as of the beginning of the period	$11,867	$10,357	$11,353	$10,296
Net income	150	516	375	977
Other comprehensive income	615	34	904	1,048
Dividends distributed to joint venture minority partners	—	—	—	(1,414)
Balance as of the end of the period	$12,632	$10,907	$12,632	$10,907

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

The following table presents our revenue disaggregated by product category and by segment or unit:

	Quarter Ended January 24, 2026				Quarter Ended January 25, 2025
(Unaudited, amounts in thousands)	Wholesale	Retail	Corporate and Other	Total	Wholesale	Retail	Corporate and Other	Total
Upholstered Furniture	$286,179	$204,808	$30,369	$521,356	$284,175	$183,076	$31,564	$498,815
Casegoods Furniture	14,779	13,959	1,889	30,627	18,316	13,275	1,932	33,523
Delivery	39,396	7,566	2,218	49,180	42,148	8,683	2,030	52,861
Other (1)	26,238	25,601	4,601	56,440	18,359	22,633	5,136	46,128
Total	$366,592	$251,934	$39,077	$657,603	$362,998	$227,667	$40,662	$631,327

Eliminations				(116,015)				(109,550)
Consolidated Net Sales				$541,588				$521,777

	Nine Months Ended January 24, 2026				Nine Months Ended January 25, 2025
(Unaudited, amounts in thousands)	Wholesale	Retail	Corporate and Other	Total	Wholesale	Retail	Corporate and Other	Total
Upholstered Furniture	$846,812	$555,917	$83,341	$1,486,070	$852,460	$529,723	$91,827	$1,474,010
Casegoods Furniture	51,230	37,278	4,975	93,483	54,366	37,153	7,452	98,971
Delivery	116,001	22,402	6,370	144,773	120,967	24,158	6,306	151,431
Other (1)	74,945	65,530	14,315	154,790	50,002	60,567	15,872	126,441
Total	$1,088,988	$681,127	$109,001	$1,879,116	$1,077,795	$651,601	$121,457	$1,850,853

Eliminations				(322,819)				(312,517)
Consolidated Net Sales				$1,556,297				$1,538,336
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

The following table presents our contract assets and liabilities:

(Unaudited, amounts in thousands)	1/24/2026	4/26/2025
Contract assets	$49,888	$32,580

Customer deposits	$97,261	$72,894
Deferred revenue	49,888	32,580
Total contract liabilities (1)	$147,149	$105,474
(1)During the nine months ended January 24, 2026, we recognized revenue of $101.0 million related to our contract liability balance at April 26, 2025.

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

Retail Segment. Our Retail segment consists of one operating segment comprised of our 226 company-owned La-Z-Boy Stores. The Retail segment sells primarily upholstered furniture, in addition to some casegoods and other home furnishings accessories, to end consumers through these stores.

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

The following table presents sales and operating income (loss) by segment:

	Quarter Ended January 24, 2026
(Unaudited, amounts in thousands)	Wholesale	Retail	Corporate & Other	Intersegment Eliminations	Consolidated
Sales to external customers	$252,378	$251,934	$37,276	$—	$541,588
Intersegment sales	114,214	—	1,801	(116,015)	—
Total sales	366,592	251,934	39,077	(116,015)	541,588
Cost of sales	279,939	111,646	18,362	(101,870)	308,077
Gross profit	86,653	140,288	20,715	(14,145)	233,511
SG&A expenses	67,539	113,766	36,540	(14,145)	203,700
Operating income (loss)	$19,114	$26,522	$(15,825)	$—	$29,811

Interest expense					(159)
Interest income					2,698
Other income (expense), net					(599)
Income before income taxes					$31,751

	Quarter Ended January 25, 2025
(Unaudited, amounts in thousands)	Wholesale	Retail	Corporate & Other	Intersegment Eliminations	Consolidated
Sales to external customers	$255,028	$227,667	$39,082	$—	$521,777
Intersegment sales	107,970	—	1,580	(109,550)	—
Total sales	362,998	227,667	40,662	(109,550)	521,777
Cost of sales	267,319	101,244	17,859	(96,010)	290,412
Gross profit	95,679	126,423	22,803	(13,540)	231,365
SG&A expenses	72,114	101,966	35,657	(13,540)	196,197
Operating income (loss)	$23,565	$24,457	$(12,854)	$—	$35,168

Interest expense					(102)
Interest income					3,465
Other income (expense), net					97
Income before income taxes					$38,628

	Nine Months Ended January 24, 2026
(Unaudited, amounts in thousands)	Wholesale	Retail	Corporate & Other	Intersegment Eliminations	Consolidated
Sales to external customers	$771,279	$681,127	$103,891	$—	$1,556,297
Intersegment sales	317,709	—	5,110	(322,819)	—
Total sales	1,088,988	681,127	109,001	(322,819)	1,556,297
Cost of sales	817,517	301,482	47,290	(283,838)	882,451
Gross profit	271,471	379,645	61,711	(38,981)	673,846
SG&A expenses	198,126	316,182	110,542	(38,981)	585,869
Operating income (loss)	$73,345	$63,463	$(48,831)	$—	$87,977

Interest expense					(389)
Interest income					9,355
Other income (expense), net					(1,238)
Income before income taxes					$95,705

	Nine Months Ended January 25, 2025
(Unaudited, amounts in thousands)	Wholesale	Retail	Corporate & Other	Intersegment Eliminations	Consolidated
Sales to external customers	$770,031	$651,601	$116,704	$—	$1,538,336
Intersegment sales	307,764	—	4,753	(312,517)	—
Total sales	1,077,795	651,601	121,457	(312,517)	1,538,336
Cost of sales	796,309	290,308	51,058	(274,695)	862,980
Gross profit	281,486	361,293	70,399	(37,822)	675,356
SG&A expenses	209,393	288,290	109,185	(37,822)	569,046
Operating income (loss)	$72,093	$73,003	$(38,786)	$—	$106,310

Interest expense					(411)
Interest income					11,619
Other income (expense), net					(2,400)
Income before income taxes					$115,118

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/24/26	1/25/25	1/24/26	1/25/25
Depreciation and Amortization
Wholesale segment	$7,086	$6,662	$20,175	$19,409
Retail segment	3,471	2,672	10,200	8,047
Corporate and Other	1,968	2,042	5,249	7,564
Consolidated depreciation and amortization	$12,525	$11,376	$35,624	$35,020

Capital Expenditures
Wholesale segment	$9,747	$4,584	$24,320	$20,098
Retail segment	6,673	13,447	26,925	27,557
Corporate and Other	1,390	738	5,492	3,883
Consolidated capital expenditures	$17,810	$18,769	$56,737	$51,538

Sales by Country (1)
United States	91%	91%	91%	90%
Canada	6%	6%	5%	6%
Other	3%	3%	4%	4%
Total	100%	100%	100%	100%
(1)Sales are attributed to countries on the basis of the customer's location.

(Unaudited, amounts in thousands)	1/24/26	4/26/25
Assets
Wholesale segment	$650,641	$662,987
Retail segment	904,540	727,178
Unallocated assets	531,782	531,997
Consolidated assets	$2,086,963	$1,922,162

Long-Lived Assets by Geographic Location
Domestic	$1,133,927	$976,220
International	72,636	72,591
Consolidated long-lived assets	$1,206,563	$1,048,811

Note 13: Income Taxes

Our effective tax rate was 31.3% and 27.8% for third quarter and nine months ended January 24, 2026, respectively, compared with 25.1% and 25.6% for third quarter and nine months ended January 25, 2025. The year-over-year increases were primarily due to operating losses and charges related to our supply chain optimization actions in our United Kingdom business. Our effective tax rate varies from the 21% federal statutory rate primarily due to state and foreign taxes.

On July 4, 2025, the "One Big Beautiful Bill Act" ("OBBBA"), was signed into law, making several provisions of the Tax Cuts and Jobs Act permanent. Under ASC 740, Income Taxes, the effects of changes in tax laws must be recognized in the period of enactment. Based on current assessments, the provisions of the new law will not have a material impact on the Company's effective tax rate. The OBBBA is expected to have a favorable impact on taxes payable due to accelerated tax deductions from the law changes relating to expensing of domestic research and experimental expenditures and changes to bonus depreciation.

Note 14: Earnings per Share

The following is a reconciliation of the numerators and denominators we used in our computations of basic and diluted earnings per share:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands, except per share data)	1/24/2026	1/25/2025	1/24/2026	1/25/2025
Numerator (basic and diluted):
Net income available to common Shareholders	$21,650	$28,429	$68,712	$84,625

Denominator:
Basic weighted average common shares outstanding	41,084	41,437	41,113	41,733
Contingent common shares	290	471	293	462
Stock option dilution	111	195	118	185
Diluted weighted average common shares outstanding	41,485	42,103	41,524	42,380

Earnings per Share:
Basic	$0.53	$0.69	$1.67	$2.03
Diluted (1)	$0.52	$0.68	$1.65	$2.00
(1)Diluted earnings per share was computed using the treasury stock method.

The values for contingent common shares set forth above reflect the dilutive effect of common shares that we would have issued to employees under the terms of performance-based share awards if the relevant performance period for the award had been the reporting period.

We exclude the effect of options from our diluted share calculation when the weighted average exercise price of the options is higher than the average market price, since including the options' effect would be anti-dilutive. For the third quarter and nine months ended January 24, 2026, we excluded options to purchase 0.2 million shares from the diluted share calculation. For the third quarter and nine months ended January 25, 2025 we did not exclude any outstanding options from the diluted share calculation.

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

The following table presents the fair value hierarchy for those assets and liabilities we measured at fair value on a recurring basis at January 24, 2026 and April 26, 2025. There were no transfers into or out of Level 1, Level 2, or Level 3 for any of the periods presented.

At January 24, 2026
	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1	Level 2	Level 3	NAV(1)	Total
Assets
Marketable securities	$—	$2,562	$—	$10,064	$12,626
Held-to-maturity investments	2,768	—	—	—	2,768
Total assets	$2,768	$2,562	$—	$10,064	$15,394

At April 26, 2025
	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1	Level 2	Level 3	NAV(1)	Total
Assets
Marketable securities	$—	$2,470	$—	$9,824	$12,294
Held-to-maturity investments	2,607	—	—	—	2,607
Total assets	$2,607	$2,470	$—	$9,824	$14,901
(1)Certain marketable securities investments are measured at fair value using net asset value per share under the practical expedient methodology.

At January 24, 2026 and April 26, 2025, we held marketable securities to fund future obligations of certain retirement plans.

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

As of January 24, 2026, our supply chain operations included the following:

•Five major manufacturing locations and 11 distribution centers in the United States and three facilities in Mexico to support our speed-to-market and customization strategy
•A logistics company that distributes a portion of our products in the United States
•An upholstery manufacturing business in the United Kingdom. As of the end of the third quarter of fiscal 2026, we are in the process of closing this business and we expect to cease production by the end of fiscal 2026.
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

•The centerpiece of our retail distribution strategy is our network of 374 La-Z-Boy Stores, over 500 La-Z-Boy Comfort Studio® locations, and nearly 900 La-Z-Boy branded space locations, each dedicated to marketing our La-Z-Boy branded products. We consider this dedicated space to be "proprietary."

◦La-Z-Boy Stores help consumers furnish their homes by combining the style, comfort, and quality of La-Z-Boy furniture with our available design services. We own 226 of the La-Z-Boy Stores, while the remainder are independently owned and operated.
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

◦Kincaid and England have their own dedicated proprietary in-store programs with 685 outlets and approximately 2.0 million square feet of proprietary floor space.
◦During the second quarter of fiscal 2026, the Company committed to a plan to dispose a portion of our Casegoods wholesale business. Refer to Note 4, Assets Held for Sale, to our consolidated financial statements for further information.

•Joybird sells product online and has 15 small-format stores in key markets.

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

•Retail Segment. Our Retail segment consists of one operating segment comprised of our 226 company-owned La-Z-Boy Stores. The Retail segment sells primarily upholstered furniture, in addition to some casegoods and other home furnishings accessories, to end consumers through these stores.

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

Results of Operations

Fiscal 2026 Third Quarter Compared with Fiscal 2025 Third Quarter

La-Z-Boy Incorporated

	Quarter Ended			Nine Months Ended
(Unaudited, amounts in thousands, except percentages)	1/24/2026	1/25/2025	% Change	1/24/2026	1/25/2025	% Change
Sales	$541,588	$521,777	3.8%	$1,556,297	$1,538,336	1.2%
Operating income	29,811	35,168	(15.2)%	87,977	106,310	(17.2)%
Operating margin	5.5%	6.7%		5.7%	6.9%

Sales

Consolidated sales increased $19.8 million, or 3.8%, and $18.0 million, or 1.2% in the third quarter and first nine months of fiscal 2026, respectively, compared with the same periods a year ago, led by incremental sales from our retail store acquisitions that occurred in fiscal 2025 and 2026 along with sales from our retail store expansion. Sales during the first nine months of fiscal 2026 further benefitted from growth in our core North America La-Z-Boy branded wholesale business driven by strategic pricing and surcharge actions. These increases were partially offset by lower delivered same-store sales in our Retail segment, along with lower delivered volume in our Casegoods and Joybird businesses.

Operating Margin

Operating margin, which is calculated as operating income as a percentage of sales, decreased 120 basis points in both the third quarter and first nine months of fiscal 2026, respectively, compared with the same periods a year ago.

•Gross margin, which is calculated as gross profit as a percentage of sales, decreased 120 basis points and 60 basis points in the third quarter and first nine months of fiscal 2026, respectively, compared with the same periods a year ago.

◦During the third quarter of fiscal 2026, we recorded $3.4 million of severance expense in connection with the planned closure of the United Kingdom manufacturing business and a $3.0 million impairment charge to adjust inventory held for sale to its fair value on the upholstery portion of our Casegoods business, both of which reduced gross margin in the third quarter and first nine months of fiscal 2026, compared with the same periods a year ago.
◦Higher distribution costs, primarily related to our distribution and home delivery transformation, drove an additional decrease in gross margin in the third quarter and first nine months of fiscal 2026, compared with the same periods a year ago.
◦Partially offsetting the items above, changes in our consolidated mix drove an increase in gross margin in the third quarter and first nine months of fiscal 2026, respectively, due to growth in our Retail segment, which has a higher gross margin than our Wholesale segment.

•SG&A expenses as a percentage of sales was flat and increased 60 basis points in the third quarter and first nine months of fiscal 2026, respectively, compared with the same periods a year ago.

◦In the third quarter and first nine months of fiscal 2026, SG&A expense as a percentage of sales:
▪Increased due to fixed cost deleverage in our Retail segment from lower delivered same-store sales combined with higher selling expenses and fixed costs resulting from our retail store expansion in support of our long-term strategy of growing our Retail segment.
▪Decreased due to a $3.9 million gain recognized in the third quarter of fiscal 2026, as we completed the sale of our Casegoods headquarters building and related fixed assets.
◦In the third quarter of fiscal 2026, changes in our consolidated mix also drove an increase in SG&A expense as a percentage of sales compared with the same period a year ago, due to growth in our Retail segment, which has a higher SG&A expense as a percentage of sales than our Wholesale segment.
◦In the first nine months of fiscal 2026, SG&A expense as a percentage of sales also benefited from lower warranty expense due to a reduction in our warranty liability driven by a change in which we provide our external dealers an upfront service allowance for certain labor and delivery costs that they provide under our Wholesale warranty program for La-Z-Boy products that they sell and have previously sold.

We discuss each segment’s results in the following section.

Retail Segment

	Quarter Ended			Nine Months Ended
(Unaudited, amounts in thousands, except percentages)	1/24/2026	1/25/2025	% Change	1/24/2026	1/25/2025	% Change
Sales	$251,934	$227,667	10.7%	$681,127	$651,601	4.5%
Operating income	26,522	24,457	8.4%	63,463	73,003	(13.1)%
Operating margin	10.5%	10.7%		9.3%	11.2%

Sales

The Retail segment’s sales increased $24.3 million, or 11%, and $29.5 million, or, 5% in the third quarter and first nine months of fiscal 2026, respectively, compared with the same periods a year ago. The increase was primarily due to $23.4 million and $37.7 million of incremental sales in the third quarter and first nine months of fiscal 2026, respectively, resulting from our retail store acquisitions that occurred in fiscal 2025 and 2026, along with increased sales from our retail store expansion, net of closed stores. These increases were partially offset by a decline in delivered same-store sales during the third quarter and first nine months of fiscal 2026.

Total written sales increased 11% and 7% in the third quarter and first nine months of fiscal 2026, respectively, compared with the same periods a year ago. Written same-store sales decreased 4% and 3% over the same periods, primarily due to lower consumer demand as a result of a challenging macroeconomic environment. Same-store sales include the sales of all currently active stores that have been open and company-owned for each comparable period and excludes the benefit of net new stores and acquired stores.

Operating Margin

The Retail segment's operating margin decreased 20 basis points and 190 basis points in the third quarter and first nine months of fiscal 2026, respectively, compared with the same periods a year ago.

•Gross margin increased 20 basis points and 30 basis points in the third quarter and first nine months of fiscal 2026, respectively, compared with the same periods a year ago, primarily due to a favorable shift in product mix towards higher margin upholstery products.

•SG&A expenses as a percentage of sales increased 40 basis points and 220 basis points in the third quarter and first nine months of fiscal 2026, respectively, compared with the same periods a year ago, primarily due to fixed cost deleverage from lower delivered same-store sales combined with increased selling expenses and fixed costs resulting from our retail store expansion of 12 net new stores over the last 12 months, supporting our long-term strategy of growing our Retail segment.

Wholesale Segment

	Quarter Ended			Nine Months Ended
(Unaudited, amounts in thousands, except percentages)	1/24/2026	1/25/2025	% Change	1/24/2026	1/25/2025	% Change
Sales to external customers	$252,378	$255,028		$771,279	$770,031
Intersegment sales	114,214	107,970		317,709	307,764
Total Sales	366,592	362,998	1.0%	1,088,988	1,077,795	1.0%
Operating income	19,114	23,565	(18.9)%	73,345	72,093	1.7%
Operating margin	5.2%	6.5%		6.7%	6.7%

Sales

The Wholesale segment’s sales increased $3.6 million, or 1%, and $11.2 million, or 1% in the third quarter and first nine months of fiscal 2026, respectively, compared with the same periods a year ago, driven by modest growth across the majority of our wholesale businesses, partially offset by lower delivered volume in our Casegoods business. Additionally, sales in the first nine months of fiscal 2026 were negatively impacted by lower delivered volume in our international wholesale businesses, due in part to a significant customer transition that began in the second quarter fiscal 2025.

Operating Margin

The Wholesale segment's operating margin decreased 130 basis points and was flat in the third quarter and first nine months of fiscal 2026, respectively, compared with the same periods a year ago.

•Gross margin decreased 280 basis points and 120 basis points in the third quarter and first nine months of fiscal 2026, respectively, compared with the same periods a year ago.

◦During the third quarter of fiscal 2026, we recorded $3.4 million of severance expense in connection with the planned closure of the United Kingdom manufacturing business resulting in a 90 basis point and 30 basis point reduction in gross margin in the third quarter and first nine months of fiscal 2026, respectively, compared with the same periods a year ago.
◦During the third quarter of fiscal 2026, we recorded a $3.0 million impairment charge to adjust inventory held for sale to its fair value on the upholstery portion of our Casegoods business, resulting in an 80 basis point and 30 basis point reduction in gross margin in the third quarter and first nine months of fiscal 2026, respectively, compared with the same periods a year ago.
◦Higher distribution costs, primarily related to our distribution and home delivery transformation drove an 80 basis point decrease in gross margin in both the third quarter and first nine months of fiscal 2026, compared with the same periods a year ago.
◦Gross margin in the third quarter of fiscal 2026 also decreased 50 basis points as the Mexican peso strengthened relative to the U.S. dollar, driving higher production-related costs compared with the same period a year ago.

•SG&A expense as a percentage of sales decreased 150 basis points and 120 basis points in the third quarter and first nine months of fiscal 2026, respectively, compared with the same periods a year ago

◦During the third quarter of fiscal 2026, we completed the sale of our Casegoods headquarters building and related fixed assets, resulting in a $3.9 million gain and a comparative 110 basis point and 40 basis point improvement in SG&A as a percentage of sales in third quarter and first nine months of fiscal 2026, respectively, compared with the same periods a year ago.
◦The remaining decrease in SG&A expense as a percentage of sales in the third quarter of fiscal 2026 was primarily due to fixed cost leverage on higher sales.
◦SG&A expense as a percentage of sales also decreased 80 basis points in the first nine months of fiscal 2026, compared with the same period a year ago, due to a reduction in our warranty liability as a result of the change described above, along with lower warranty expense led by improved warranty trends.

Corporate and Other

	Quarter Ended			Nine Months Ended
(Unaudited, amounts in thousands, except percentages)	1/24/2026	1/25/2025	% Change	1/24/2026	1/25/2025	% Change
Sales	$39,077	$40,662	(3.9)%	$109,001	$121,457	(10.3)%
Intercompany eliminations	(116,015)	(109,550)	(5.9)%	(322,819)	(312,517)	(3.3)%
Operating loss	(15,825)	(12,854)	(23.1)%	(48,831)	(38,786)	(25.9)%

Sales

Corporate and Other sales decreased $1.6 million and $12.5 million in the third quarter and first nine months of fiscal 2026, respectively, compared with the same periods a year ago. The change in sales was primarily attributable to Joybird sales which decreased $1.1 million to $35.9 million and $11.8 million to $98.5 million in the third quarter and first nine months of fiscal 2026, respectively, compared with the same periods a year ago, primarily due to lower delivered volume partially offset by a favorable shift in product mix. Written sales for Joybird decreased 13% and 9% in the third quarter and first nine months of fiscal 2026, respectively, compared with the same periods a year ago, as this consumer segment continues to be particularly volatile in the current macroeconomic environment.

Intercompany eliminations increased in the third quarter and first nine months of fiscal 2026 compared with the same periods a year ago due to higher sales from our Wholesale segment to our Retail segment.

Operating Loss

Our Corporate and Other operating loss increased $3.0 million and $10.0 million in the third quarter and first nine months of fiscal 2026, respectively, compared with the same periods a year ago, primarily due to Joybird's operating loss resulting from lower delivered sales volume.

Non-Operating Income (Expense)

Interest Income

Interest income was $0.8 million and $2.3 million lower in the third quarter and first nine months of fiscal 2026, respectively, compared with the same periods a year ago. The decrease in the third quarter and first nine months of fiscal 2026 was primarily driven by lower interest rates along with lower interest-bearing cash balances.

Other Income, (Expense), Net

Other income, expense, net was $0.6 million and $1.2 million of expense in the third quarter and first nine months of fiscal 2026, respectively, compared with $0.1 million of income and $2.4 million of expense in the same periods a year ago. The expense in the first nine months of fiscal 2026 and fiscal 2025 were primarily due to changes in exchange rates related to our operations in Mexico and Thailand.

Income Taxes

Our effective tax rate was 31.3% and 27.8% for the third quarter and first nine months of fiscal 2026, respectively, compared with 25.1% and 25.6% for the third quarter and first nine months of fiscal 2025, respectively. The year-over-year increases were primarily due to operating losses and charges related to our supply chain optimization actions in our United Kingdom business. Our effective tax rate varies from the 21% federal statutory rate primarily due to state and foreign taxes.

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

We had cash and cash equivalents of $306.1 million at January 24, 2026, compared with $328.4 million at April 26, 2025. In addition, we had investments to enhance our returns on cash of $2.8 million at January 24, 2026, compared with $2.6 million at April 26, 2025.

The following table illustrates the main components of our cash flows:

	Nine Months Ended
(Unaudited, amounts in thousands)	1/24/2026	1/25/2025
Cash Flows Provided By (Used For)
Net cash provided by operating activities	$175,690	$125,269
Net cash used for investing activities	(137,739)	(71,190)
Net cash used for financing activities	(60,989)	(81,208)
Exchange rate changes	706	620
Change in cash and cash equivalents	$(22,332)	$(26,509)

Operating Activities

During the first nine months of fiscal 2026, net cash provided by operating activities was $175.7 million, primarily attributable to net income, adjusted for non-cash items, favorable changes to working capital, and higher customer deposits. Net cash provided by operating activities in the first nine months of fiscal 2026 was $50.4 million higher than the same period a year ago primarily due to favorable changes in inventory and payables combined with higher customer deposits, all partially offset by lower net income, adjusted for non-cash items.

Investing Activities

During the first nine months of fiscal 2026, net cash used for investing activities was $137.7 million, an increase of $66.5 million compared with the same period a year ago, due to increased cash paid for acquisitions and higher capital expenditures, partially offset by higher proceeds from the sale of assets. Cash used for investing activities in fiscal 2026 included the following:

•Cash used for acquisitions was $86.4 million, primarily related to the acquisition of the Atlanta, Georgia, central/northeast Florida, and Knoxville, Tennessee retail business.
•Cash used for capital expenditures was $56.7 million, which were primarily related to La-Z-Boy Stores (new stores and remodels), manufacturing-related investments, and spending related to our distribution and home delivery transformation. We anticipate that spending on these items will continue throughout the remainder of fiscal 2026, with full year fiscal 2026 capital expenditures expected to be in the range of $80 to $90 million. We have no material contractual commitments outstanding for future capital expenditures.
•Proceeds from the sale of assets were $4.8 million, primarily related to the sale of the Casegoods headquarters building and related fixed assets.

Financing Activities

During the first nine months of fiscal 2026, net cash used for financing activities was $61.0 million, a decrease of $20.2 million compared with the same period a year ago, primarily due to lower share repurchases, partially offset by reduced proceeds from exercised stock options. Cash used for financing activities in the first nine months of fiscal 2026 included the following:

•Cash paid to our shareholders in quarterly dividends was $28.1 million. Our board of directors has sole authority to determine if and when we will declare future dividends and on what terms. We expect the board to continue declaring regular quarterly cash dividends for the foreseeable future, but it may discontinue doing so at any time at the board's discretion.
•Cash paid to repurchase 0.7 million shares of company stock was $27.1 million. Our board of directors has authorized the repurchase of Company stock and as of January 24, 2026, 3.0 million shares remained available for repurchase pursuant to this authorization.
•Cash paid for tax withholding on stock issued as part of our employee benefit plans, net of proceeds from exercised stock options, was $4.4 million.

On October 15, 2021, we entered into a credit agreement with Wells Fargo Bank, National Association, as administrative agent, the other agents and lenders named therein and the other parties thereto (as amended prior to July 1, 2025, the "Credit Agreement"). The Credit Agreement provides for an unsecured revolving credit facility in an aggregate principal amount of $200 million, which includes a $50 million letter of credit sub-limit (the "Credit Facility").

On July 1, 2025, we entered into an amendment to the Credit Agreement (the "Credit Agreement Amendment"). The Credit Agreement Amendment, among other things, (i) extended the maturity date of the Credit Facility from October 15, 2026 to July 1, 2030, (ii) increased the accordion basket for additional revolving commitments and/or incremental term loans from $100 million to $125 million, (iii) removed the secured overnight financing rate ("SOFR") credit spread adjustment, and (iv) decreased the consolidated fixed charge coverage ratio required to be satisfied under the Company’s financial covenant.

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

As of January 24, 2026, we have no borrowings outstanding under the Credit Facility and we were in compliance with our financial covenants under the Credit Facility. We believe our cash and cash equivalents, short-term investments, and cash from operations, in addition to our available Credit Facility, will provide adequate liquidity for our business operations over the next 12 months.

Exchange Rate Changes

Due to changes in exchange rates, our cash and cash equivalents increased by $0.7 million for the nine months ended January 24, 2026. These changes impacted our cash balances held in Canada, Thailand, and the United Kingdom.

Other

During the third quarter of fiscal 2026, there were no material changes to the information about our contractual obligations and commitments disclosed in our Annual Report on Form 10-K for the fiscal year ended April 26, 2025. We do not expect our continuing compliance with existing federal, state and local statutes dealing with protection of the environment to have a material effect on our capital expenditures, earnings, competitive position or liquidity.

Critical Accounting Policies

We disclosed our critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended April 26, 2025. There were no material changes to our critical accounting policies or estimates during the nine months ended January 24, 2026.

Recent Accounting Pronouncements

See Note 1, Basis of Presentation, to the consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of recently adopted accounting standards and other new accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first nine months of fiscal 2026, there were no material changes from the information contained in Item 7A of our Annual Report on Form 10-K for the fiscal year ended April 26, 2025.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the third quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

We disclosed our risk factors in our Annual Report on Form 10-K for the fiscal year ended April 26, 2025. There have been no material changes to our risk factors during the first nine months of fiscal 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our board of directors has authorized the repurchase of Company stock. Repurchases under these programs will be made at management's discretion from time to time on the open market or in privately negotiated transactions and through Rule 10b5-1. We spent $13.7 million on discretionary repurchases in the third quarter of fiscal 2026 to repurchase 0.4 million shares. As of January 24, 2026, 3.0 million shares remained available for repurchase pursuant to the board authorization.

The following table summarizes our repurchases of Company stock during the quarter ended January 24, 2026 and includes shares purchased from employees to satisfy their withholding tax obligations upon vesting of restricted shares:

(Unaudited, amounts in thousands, except per share data)	Total number of shares repurchased (1)	Average price paid per share	Total number of shares repurchased as part of publicly announced plan (2)	Maximum number of shares that may yet be repurchased under the plan
Fiscal November (October 26 – November 29, 2025)	65	$38.87	65	3,311
Fiscal December (November 30 – December 27, 2025)	285	$39.37	285	3,026
Fiscal January (December 28 – January 24, 2026)	2	$39.29	—	3,026
Total (Fiscal Third Quarter of 2026)	352		350	3,026
(1)    In addition to the 349,554 shares we repurchased during the quarter as part of our publicly announced, board-authorized plan described above, this column includes 1,759 shares we repurchased from employees to satisfy their withholding tax obligations upon vesting of restricted and performance based shares.
(2)    On October 28, 1987, our board of directors announced the authorization of the plan to repurchase Company stock. The plan originally authorized 1.0 million shares, and since October 1987, 33.5 million shares have been added to the plan for repurchase. The authorization has no expiration date.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Officers

During the quarter ended January 24, 2026, none of our directors or officers adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Number	Description
(31.1)	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a)
(31.2)	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a)
(32)	Certifications of Executive Officers pursuant to 18 U.S.C. Section 1350(b)
(101.INS)	Inline XBRL Instance Document
(101.SCH)	Inline XBRL Taxonomy Extension Schema Document
(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document
(104)	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 24, 2026, formatted in Inline XBRL (included in Exhibit 101)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LA-Z-BOY INCORPORATED
(Registrant)

Date: February 17, 2026

BY: /s/ Jennifer L. McCurry
Jennifer L. McCurry Vice President, Corporate Controller and Chief Accounting Officer