Form 10-K
period 2026-04-25
LA-Z-BOY INC
filed 2026-06-16
CIK 57131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 25, 2026
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

Based on the closing sales price as reported on the New York Stock Exchange on October 24, 2025, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant on that date was approximately $1,339 million.
The number of shares of common stock, $1.00 par value, of the registrant outstanding as of June 9, 2026 was 39,897,378.
DOCUMENTS INCORPORATED BY REFERENCE:
(1)Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for its 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

LA-Z-BOY INCORPORATED
ANNUAL REPORT ON FORM 10-K FOR FISCAL 2026

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

We are the leading global producer of reclining chairs and one of the largest manufacturers/distributors of residential furniture in the United States. The La-Z-Boy Stores retail network is the second largest retailer of single-branded furniture in the United States. We manufacture, market, import, export, distribute and retail upholstery furniture products under the La-Z-Boy®, England, and Joybird® tradenames. In addition, we import, distribute and retail accessories and casegoods (wood) furniture products under the Hammary® and Joybird® tradenames. During fiscal 2026, we also imported, distributed, and retailed accessories and casegoods (wood) furniture products under the Kincaid® and American Drew® tradenames, and following the completion of the sale of certain assets of the Kincaid® and American Drew® wholesale businesses on May 29, 2026, we continue to retail such products. Refer to Note 4, Assets Held for Sale and Note 21, Subsequent Events, to our consolidated financial statements for further information.

As of April 25, 2026, our supply chain operations included the following:

•Four major manufacturing locations and 9 distribution centers in the United States and three facilities in Mexico to support our speed-to-market and customization strategy
•A logistics company that distributes a portion of our products in the United States
•A wholesale sales office that is responsible for distribution of our product in the United Kingdom and Ireland
•A global trading company in Hong Kong that helps us manage our Asian supply chain by establishing and maintaining relationships with our Asian suppliers, as well as identifying efficiencies and savings opportunities

During fiscal 2026 we also operated an upholstery manufacturing business in the United Kingdom and as of the end of fiscal 2026, production and operations in this business have ceased.

We also participate in two consolidated joint ventures in Thailand that support our international businesses: one that operates a manufacturing facility and another that operates a wholesale sales office. Additionally, we have contracts with several suppliers in Asia to produce products that support our pure import model for Hammary®casegoods and as of May 29, 2006, a supply arrangement with the acquirer of the Kincaid®and American Drew® wholesale businesses to support our continued retail of Kincaid® and American Drew®casegoods.

We sell our products through multiple channels: directly to consumers through retail stores that we own and operate; to furniture retailers or distributors in the United States, Canada, and approximately 45 other countries, including the United Kingdom, China, Australia, and New Zealand; and through our websites, www.la-z-boy.com and www.joybird.com.

•The centerpiece of our retail distribution strategy is our network of 378 La-Z-Boy Stores, over 500 La-Z-Boy Comfort Studio® locations, and nearly 900 La-Z-Boy branded space locations, each dedicated to marketing our La-Z-Boy branded products.

◦La-Z-Boy Stores help consumers furnish their homes by combining the style, comfort, and quality of La-Z-Boy furniture with our available design services. We own 230 of the La-Z-Boy Stores, while the remainder are independently-owned and operated.
◦La-Z-Boy Comfort Studio® locations are defined spaces within larger independent retailers that are dedicated to displaying and selling La-Z-Boy branded products, while La-Z-Boy branded space locations display a curated selection of La-Z-Boy branded products within larger independent dealers. All La-Z-Boy Comfort Studio® locations and La-Z-Boy branded space locations are independently-owned and operated.
◦In total, we have approximately 8 million square feet of proprietary floor space dedicated to selling La-Z-Boy branded products in North America within our La-Z-Boy Stores and La-Z-Boy Comfort Studio® locations.
◦We also have approximately 3 million square feet of floor space outside of North America dedicated to selling La-Z-Boy branded products.

•Our other brands, England and Hammary® (and during fiscal 2026, Kincaid® and American Drew®) enjoy distribution through many of the same outlets, with over half of Hammary’s sales originating through the La-Z-Boy Store network.

◦During fiscal 2026, Kincaid and England had their own dedicated proprietary in-store programs with 684 outlets and approximately 2 million square feet of proprietary floor space.
◦During the second quarter of fiscal 2026, the Company committed to a plan to dispose of a portion of our Casegoods wholesale business. During the third quarter of fiscal 2026, the Company completed the sale of the upholstery portion of the Casegoods business and during the first quarter of fiscal 2027, the Company completed the sale of the remaining portion of the Casegoods wholesale business recorded as held for sale as of April 25, 2026. Refer to Note 4, Assets Held for Sale, and Note 21, Subsequent Events, to our consolidated financial statements for further information.

•Joybird sells product online, in 15 small-format stores in key markets, and through other distribution channels.

Principal Products and Industry Segments

Our reportable operating segments include the Retail segment and the Wholesale segment. Our Retail segment primarily sells upholstered furniture, in addition to some casegoods and other home furnishing accessories, to end consumers through our company-owned La-Z-Boy Stores. Our Wholesale segment manufactures and imports upholstered and casegoods (wood) furniture and sells directly to La-Z-Boy Stores, operators of La-Z-Boy Comfort Studio® locations, branded space locations, England Custom Comfort Center locations, major dealers, and a wide cross-section of other independent retailers.

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

We purchase most of our polyurethane foam from three suppliers, which have several facilities across the United States and the majority of our polyester batting is also sourced within the United States.

We purchase cover from a variety of sources, but we rely on a limited number of major suppliers. We purchase approximately two-thirds of our cover in a raw state (fabric rolls or leather hides) from suppliers in multiple countries including China, Brazil, Vietnam and the United States. Fabric and leather are primarily imported directly into Mexico where it is then cut and sewn into cover in our cut and sew facilities. We purchase the remainder of our cut and sewn leather and fabric kits from three main suppliers primarily from Vietnam and China. We use these suppliers primarily for their product design capabilities and to balance our mix of in-sourced and out-sourced production. If any of these suppliers experience financial or other difficulties, we could experience temporary disruptions in our manufacturing process until we find alternative sources of supply.

We manage our Asian supply chain through our global trading company in Hong Kong, which works to identify efficiencies and savings opportunities, while verifying La-Z-Boy quality standards are being adhered to and managing the relationships with our Asian suppliers.

During fiscal 2026, the cost of materials and parts used for manufacturing decreased across several categories. In fiscal 2027, we anticipate potential price increases across various commodities due to economic and geopolitical volatility, tariff and trade policies, and general inflation related to our core materials. To the extent that we experience changes in our cost of materials and parts, we may explore alternative sourcing, adjust our selling prices or assess surcharges, or take other actions, accordingly. However, in the event of rising costs, increases in selling prices or implementation of surcharges may not fully mitigate the impact of raw material cost increases, which could adversely impact operating profits.

Finished Goods Imports

Imported finished goods represented 5% and 6% of our consolidated sales in fiscal 2026 and 2025, respectively. As the majority of our finished goods imports relate to our Casegoods wholesale business, and because the Company has disposed of a significant portion of this business in the first quarter of fiscal 2027, we anticipate the costs of these products will have a minimal impact in fiscal 2027. Refer to Note 21, Subsequent Events, for further information on the disposal of a portion of the Casegoods wholesale business.

In fiscal 2026, we purchased over 90% of this imported product from Vietnam, with the vast majority coming from five major suppliers. The prices we paid for imported products, including associated transportation, increased during 2026 compared with fiscal 2025, primarily due to the implementation of tariffs in the first half of the fiscal year along with higher ocean freight costs in the second half of the fiscal year resulting from rising fuel prices.

Tariff Exposure

In fiscal 2026, approximately 90% of the upholstered units sold in North America were produced in the United States. This has been our supply chain design throughout history to support our businesses by offering customized products to consumers in a short time period. These supply chain operations allow us to mitigate the impact of tariffs on imported goods. While we remain subject to certain tariffs on most products directly imported into the United States, the exposure to our cost of goods in fiscal 2026 was minimal overall. With regards to our imported finished goods, while the vast majority of our imported casegoods product was sourced directly from Vietnam during fiscal 2026, given the size of this business relative to the entire Company, the exposure to our cost of goods in fiscal 2026 was also minimal. We continue to monitor changes to global trade policies, remaining agile with the ability to shift our sourcing and production, adjust our selling prices or assess material surcharges, or take other actions, as necessary.

In February 2026, the U.S. Supreme Court issued a ruling invalidating certain tariffs previously imposed under the International Emergency Economics Powers Act ("IEEPA"). As a result of this ruling, we are eligible for a refund of tariffs previously paid on imported goods. The ultimate availability, timing, and amount of potential refunds of such tariffs remains uncertain and could be subject to further legal, regulatory, and administrative developments or actions and as such, we have not recorded any potential refunds in our fiscal 2026 consolidated financial statements. We continue to monitor these developments and their potential impact on our results of operations.

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

In a typical year, we schedule production to maintain consistent manufacturing activity throughout the year whenever possible. During the summer months, the furniture industry generally experiences weaker demand, and as such we typically shut down our domestic plants for one week each fiscal year to perform routine maintenance on our equipment. Accordingly, the first quarter is usually the Company's weakest quarter in terms of sales and earnings for both our wholesale and retail businesses.

During fiscal 2026, we experienced our highest sales in the fourth quarter for both our wholesale and retail businesses and we anticipate typical seasonality for both our wholesale and retail businesses in fiscal 2027.

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

For our casegoods business within our Wholesale segment, during fiscal 2026 we imported wood furniture from Asian vendors, resulting in long lead times on these products. To address these long lead times and meet our customers' delivery requirements, we typically maintain higher levels of finished goods inventory in our warehouses, as a percentage of sales, of our casegoods products than our upholstery products. As noted above, the Company has disposed of a significant portion of this business in the first quarter of fiscal 2027. Refer to Note 21, Subsequent Events, for further information on the disposal of a portion of the Casegoods wholesale business.

Our company-owned La-Z-Boy Stores have finished goods inventory at the stores for display purposes.

Our Joybird business maintains raw materials and work-in-process inventory at its manufacturing location. Joybird finished goods inventory is maintained at our distribution centers and at its manufacturing and warehouse locations.

Our inventory decreased $36.8 million as of year end fiscal 2026 compared with year end fiscal 2025, primarily due to lower Casegoods inventory and the closure of the United Kingdom manufacturing business. Additionally, as of the end of fiscal 2026, $16.6 million of inventory in the Casegoods wholesale business was reclassified to assets held for sale (refer to Note 4, Assets Held for Sale, to our consolidated financial statements for further information). We actively manage our inventory levels on an ongoing basis to ensure they are appropriate relative to our sales volume, supporting our focus on comfortable custom furniture with quick speed to delivery.

Accounts Receivable: Our accounts receivable decreased $8.5 million as of year end fiscal 2026 compared with year end fiscal 2025, primarily due to lower volume in the Casegoods business, along with $2.4 million of accounts receivable in the Casegoods wholesale business that has been reclassified to assets held for sale (refer to Note 4, Assets Held for Sale, to our consolidated financial statements for further information).

Additionally, our allowance for receivable credit losses at the end of fiscal 2026 was relatively flat compared with the end of fiscal 2025. We monitor our customers' accounts, limit our credit exposure to certain independent dealers, and strive to decrease our days' sales outstanding.

Accounts Payable: Our accounts payable increased $5.9 million as of year end fiscal 2026 compared with year end fiscal 2025, primarily reflecting the timing of raw material purchases at the end of the fiscal 2026, partially offset by reduced inventory purchases related to the planned disposal of our Casegoods wholesale business.

Customer Deposits: We collect a deposit from our customers at the time a customer order is placed in one of our company-owned retail stores or through our websites, www.la-z-boy.com and www.joybird.com. Customer deposits increased $5.0 million as of fiscal year end 2026 compared with fiscal year end 2025, primarily due to our fiscal 2026 Retail acquisition.

Customers

We sell directly to end consumers through our company-owned La-Z-Boy Stores that make up our Retail segment, our small-format Joybird stores, and our websites, www.la-z-boy.com and www.joybird.com. Sales in our Wholesale segment are primarily to third-party furniture retailers, which also includes independently-owned La-Z-Boy Stores. While mainly located throughout the United States and Canada, we also have customers located in various other countries, including the United Kingdom, China, Australia, and New Zealand.

The success of our product distribution model relies heavily on having retail floor space that is dedicated to displaying and marketing our products. Maintaining, updating, and expanding our proprietary distribution network is a key part of our overall sales and marketing strategy. We intend, over the long-term, to not only increase the number of stores in the network but also to continue to improve their quality, including upgrading old-format stores to our new concept design through remodels and relocations. During fiscal 2026 the La-Z-Boy Store network opened 12 net new stores and relocated or remodeled 18 stores. In fiscal 2027, the La-Z-Boy Store network further plans to open 9 to 12 stores and relocate or remodel 30 to 35 stores, all of which will feature our latest store designs.

In addition to our company-owned La-Z-Boy Stores, independent dealers for our proprietary La-Z-Boy Store network provide distribution in specific geographical areas and enable us to concentrate our marketing to a dedicated product line across the entire network benefitting La-Z-Boy, these dealers, and our consumers. It also enables dealers within this proprietary group to benefit from proven best practices used successfully by other proprietary dealers, while providing forums where they can share insights and experiences. These La-Z-Boy Stores provide our consumers a full-service shopping experience with a large variety of products, knowledgeable sales associates, and design service consultants.

We also have formal agreements with many furniture retailers for them to display and merchandise products from one or more of our operating units and sell them to consumers in dedicated retail space, or La-Z-Boy Comfort Studio® locations within their stores. We consider this dedicated space to be "proprietary." In fiscal 2026, approximately 60% of our Wholesale segment sales were through proprietary channels. In addition, we display a curated selection of La-Z-Boy branded products within larger independent dealers, designated as La-Z-Boy branded spaces. During fiscal 2027 we plan to open or update approximately 80 La-Z-Boy Comfort Studio® locations and 30 branded space locations.

Delivery Network and Warehousing

As of April 25, 2026, our delivery network primarily consists of nine distribution centers located throughout the United States. Our distribution centers allow us to streamline the warehousing and distribution processes for our La-Z-Boy Store network, including both company-owned stores and independently-owned stores. Our distribution centers also allow us to reduce the number of individual warehouses needed to supply our retail outlets and help us reduce inventory levels at our manufacturing and retail locations.

During fiscal 2026, we started a multi-year distribution and home delivery transformation project intended to design and build an even more effective delivery network for our business. This transformation project has already delivered meaningful progress, reducing our distribution centers by six locations as of April 25, 2026 and upon completion, the network will consist of three centralized hubs supported by small format cross docks strategically positioned near our customers and consumers. The project further intends to reduce mileage of inventory traveled across our network, allows us to reach a broader consumer base and decrease our reliance on third party providers, enables improved inventory productivity and working capital levels, and increases the agility of our supply chain to more optimally service our current store footprint with flexibility for growth. While we anticipate that this project will lead to operating margin expansion when completed, given the early stages of our investment, in fiscal 2026 we incurred, and will continue to incur, friction costs that impact our operating profits.

Orders and Backlog

We define backlog as any written order that has not yet been delivered, whether to an independent furniture retailer, an independently-owned La-Z-Boy Store, or the end consumer through our company-owned La-Z-Boy Stores. Historically, the size of our backlog at a given time varies and may not be indicative of our future sales and, therefore, we do not rely entirely on backlogs to predict future sales. Our wholesale backlog was $74.9 million as of April 25, 2026, compared with $119.5 million as of April 26, 2025. This decrease was primarily due to the timing of incoming orders and deliveries at each fiscal year end along with deliveries outpacing incoming orders in fiscal 2026 as a result of lower consumer demand in the current macroeconomic environment.

Competitive Conditions

We are one of the largest manufacturer/distributors of residential (living and family room, bedroom, and dining room) furniture in the United States, as measured by annual sales volume.

The home furnishings industry competes primarily on the basis of product styling, quality, comfort, customer service (product availability and delivery), price, and location. We compete by emphasizing our brand and the comfort, quality, styling, customization, value of our products, and our available design services. In addition, we remain committed to innovation while striving to provide outstanding customer service, exceptional dealer support, and efficient on-time delivery. Maintaining, updating, and expanding our proprietary distribution system, including identifying desirable retail locations, is a key strategic initiative for us. We compete in the mid to upper-mid price point, and a shift in consumer taste and trends to lower-priced products could negatively affect our competitive position. Additionally, our wholesale business faces increased market pressures from foreign manufacturers entering the United States market and increased direct purchases from foreign suppliers by large United States retailers.

The La-Z-Boy Stores operate in the retail furniture industry in the United States and Canada, and different stores have different competitors based on their geographic locations. In addition, alternative distribution channels have increasingly affected our retail markets. Direct-to-consumer brands bypass brick and mortar retailers entirely, or in some cases, have developed a product that can be shipped more easily than traditional upholstered furniture, thus increasing competition for our products. The increased ability of consumers to purchase furniture through various furniture manufacturers' and digital-only retailers' internet websites has also increased competition in the industry. Although digital retailers operate with lower overhead costs than a brick-and-mortar retailer, customer acquisition costs and advertising spend are typically much higher. Department stores and big box retailers with an online presence also offer products that compete with some of our product lines.

Trademarks, Licenses and Patents

We own the La-Z-Boy trademark, which is essential to the Wholesale and Retail segments of our business. We also own the Joybird trademark, which, along with the La-Z-Boy trademark, is essential to our e-commerce business. Additionally, we own a number of other trademarks that we utilize in marketing our products. We consider our La-Z-Boy trademark to be among our most valuable assets and we have registered that trademark and others in the United States and various other countries where our products are sold. These trademarks have a perpetual life, subject to renewal. We license the use of the La-Z-Boy trademark to certain international partners and dealers outside of North America. We also license the use of the La-Z-Boy trademark on contract office furniture, furniture for recreational vehicles, and certain non-furniture products, as these arrangements enhance our brand awareness, broaden the perceptions of La-Z-Boy, and create visibility of the La-Z-Boy brand in channels outside of the residential furniture industry. In addition, we license to our branded dealers the right to use our La-Z-Boy trademark in connection with the sale of our products and related services, on their signs, and in other ways, which we consider to be a key part of our marketing strategies. We provide more information about those dealers under "Customers."
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

Human Capital

Employees

We employed approximately 10,200 full-time equivalent employees at the end of fiscal 2026, compared with approximately 10,600 employees at the end of fiscal 2025. The decrease in headcount was driven by the disposal of a portion of our Casegoods business, the closure of our United Kingdom manufacturing business, and reduced headcount in our Mexico operations, all of which are a part of our broader business realignment and supply chain optimization strategies. This reduction was slightly offset by the growth in our Retail segment through acquisitions and net new stores. As of the end of fiscal 2026 we employed approximately 7,600 employees in our Wholesale segment, 1,850 in our Retail segment, 450 in our Joybird business, with the remaining employees being corporate personnel. We employ the majority of our employees on a full-time basis.

Purpose and Values

At La-Z-Boy Incorporated, we believe in the transformational power of comfort. We provide an excellent consumer experience, create high quality products and empower people to transform rooms, homes and communities with comfort. Our teams are committed to our core values of Courage, Curiosity and Compassion. We are not afraid to try new things, we are relentless in our mission to understand our business and consumers and, as we approach our 100-year anniversary in March of 2027, we continue to honor the legacy of comfort that has defined us from the beginning.

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

Occupational Health and Safety

We prioritize the health and safety of our employees, partners and the other people in communities where we operate.
As the largest industrial manufacturer in many regions where we do business, we recognize our potential impact on surrounding communities. We actively partner with local agencies in these communities to build proactive emergency and contingency plans for any major incidents that may occur at our facilities and any natural disasters that may impact the region.

We work to forge relationships with agencies, such as the Occupational Safety and Health Administration (OSHA), to understand how we can best adhere to health and safety practices. Additionally, the National Safety Council (NSC) has recognized La-Z-Boy Incorporated with multiple awards for safety performance and leadership throughout the Company’s history. This includes our recognition as a nine-time recipient of the Corporate Culture of Safety Award.

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

Community Giving

Throughout our 99-year history, giving back to our communities has been woven through La-Z-Boy Incorporated’s culture following the example set by our founders. When it comes to giving, our vision is to improve the lives of others by developing exceptional programs based on partnerships where employees feel a sense of connection and pride in their communities and our mission is to enhance the quality of life in the communities in which we live and serve through leadership, financial contributions, and volunteer efforts.

Our philanthropic initiatives include the La-Z-Boy Foundation, local community involvement, disaster relief, and our signature charity, Ronald McDonald House Charities. La-Z-Boy Incorporated is honored to be the official furniture provider for Ronald McDonald House Charities. Throughout fiscal 2026, La-Z-Boy Incorporated has continued our support of providing furniture and financial contributions to non-profit organizations with special emphasis on arts/culture/humanities, community enrichment, education, and health and human services.

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

ITEM 1A.    RISK FACTORS.

Our business is subject to a variety of risks. Any of the following risks could materially and adversely affect our business, financial condition, results of operations, liquidity, or future prospects. The risks discussed below should be carefully considered, together with the other information provided in this Annual Report on Form 10-K, including in Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 1C. Cybersecurity, and our financial statements, including the related notes. These risk factors do not identify all risks that we face. There may be additional risks that are presently unknown to us or that we currently believe to be immaterial that could affect us. Investors should carefully consider all risks, including those disclosed, before making an investment decision.

Macroeconomic and Market Risk Factors

Declines in certain economic and market conditions that impact consumer confidence and consumer spending, or cause further disruption in our business, could negatively impact our sales, results of operations and liquidity.

The furniture industry and our business are particularly sensitive to cyclical variations in the general economy and to uncertainty regarding future economic conditions because our principal products are consumer goods that may be considered postponable discretionary purchases. Economic downturns and prolonged negative economic conditions have affected, and could continue to affect, general consumer spending, resulting in a decrease in the overall demand for such discretionary items, including residential furniture and furnishings. Factors influencing consumer spending include, among others, general economic conditions, consumer disposable income, recession and fears of recession, United States government default or shutdown or the risk of such default or shutdown, inflation, unemployment, war and fears of war, changes in global trade policies, availability of consumer credit, consumer debt levels, consumer confidence, conditions in the housing market, fuel prices, interest rates, sales tax rates, civil disturbances and terrorist activities, natural disasters, adverse weather, and health epidemics or pandemics. We are unable to identify and predict to what extent such factors may further impact consumer spending on our products in the short and long term.

Loss of market share and other financial or operational difficulties due to competition would likely result in a decrease in our sales, earnings, and liquidity.

The residential furniture industry is highly competitive and fragmented. We currently compete with many other manufacturers and retailers, including online retailers. Some of these competitors offer widely advertised products or are large retail furniture dealers offering their own store-branded products. Competition in the residential furniture industry is based on, among other factors, quality, style of products, perceived value, price, promotional activities, customer service and experience, omni-channel presence, and advertising. Changes in pricing and promotional activities of competitors may adversely affect our performance. In addition, due to the large number of competitors and their wide range of product offerings, we may not be able to effectively differentiate for consumers our products (in comfort, styling, finish, and other aspects of construction) from those of our competitors. The highly competitive nature of the industry means we are constantly subject to the risk of losing market share, which would likely decrease our future sales, earnings, and liquidity.

A majority of our sales are to distribution channels that rely on physical stores to merchandise and sell our products and a significant shift in consumer preference toward purchasing products online could have a material adverse effect on our sales and operating margin. Over the past several years, the furniture industry in general has experienced a shift to more online purchasing. We are attempting to meet consumers where they prefer to shop by expanding our digital and omni-channel capabilities and improving the user experience at www.la-z-boy.com to drive more traffic to both our online site and our physical stores. We also own Joybird, a leading omni-channel, direct to consumer retailer and manufacturer of upholstered furniture. Joybird sells a large portion of their product online, where there is significant competition for customer attention among online and direct-to-consumer brands.

These and other competitive pressures could cause us to lose market share, revenue and customers, increase expenditures or reduce prices, any of which could have a material adverse effect on our results of operations and liquidity.

Operational Risk Factors

Our business and our reputation could be adversely affected by cybersecurity incidents and the failure to protect sensitive information relating to customers, consumers, employees, contractors, suppliers, vendors and other third parties or confidential business information.

We receive, process, store, and share sensitive information relating to our customers, consumers, employees, contractors, suppliers, vendors and other third parties, including payment information, personally identifiable information, confidential business information, and proprietary data. We also rely on third-party service providers and cloud-based technology platforms to support certain business operations and maintain certain information technology systems and infrastructure.

Cybersecurity threats and incidents, including phishing, ransomware, malware, social engineering, denial-of-service attacks, and other attempts to gain unauthorized access to systems or data, continue to increase in frequency and sophistication. In addition, evolving technologies, including artificial intelligence (“AI”), may increase the effectiveness, speed and scale of cyber-attacks. During fiscal 2026, we experienced attempts to breach our networks and systems, and we expect such attempts to continue.

Despite the cybersecurity measures and controls that we maintain, our systems and those of our third-party service providers may be vulnerable to cybersecurity incidents, unauthorized access, data loss, theft, misuse, or other security breaches. Because techniques used to obtain unauthorized access to systems and data are constantly evolving, our security measures may not detect or prevent all incidents on a timely basis or at all.

A significant cybersecurity incident or data breach could disrupt our operations, compromise sensitive information, damage our reputation, result in lost sales or customers, expose us to litigation or regulatory investigations, and result in remediation costs, fines, penalties, or other liabilities. Although we maintain insurance coverage intended to mitigate certain losses, our coverage may not be adequate to cover all costs or liabilities associated with a cybersecurity incident.

Disruptions to our information technology systems could adversely affect our business and results of operations.

We rely extensively on information technology systems to process transactions, manage our operations, support certain independent dealers, maintain financial and operational records, and communicate throughout our supply chain. We also depend on systems and services provided by third-party technology vendors.

Our information technology systems, including back-up systems, may be damaged, interrupted, or fail to operate properly as a result of power outages, telecommunications failures, hardware or software failures, employee error, cyber incidents, natural disasters, adverse weather, or other events beyond our control. In addition, disruptions or failures affecting critical systems or infrastructure maintained by third-party service providers could adversely affect our operations. Any significant disruption, outage or failure involving our information technology systems or those of our third-party providers could result in operational delays, production disruptions, supply chain interruptions, lost sales, customer dissatisfaction, increased costs, and reputational harm, which could adversely affect our business and results of operations. If critical systems become unavailable or damaged, we may be required to make substantial investments to repair, replace, or restore such systems and implement alternative processes or remediation measures. Although we maintain business continuity and disaster recovery plans, such plans may not be effective in all circumstances. While we carry insurance that would mitigate losses from certain damage, interruption, or breach of our information technology systems, insurance may be insufficient to compensate us fully for potential significant losses.

Inability to maintain and enhance our brand image and reputation and respond to changes in our current and potential consumers' tastes, trends and shopping behavior in a timely manner could adversely affect our business, results of operations and financial condition.

The success of our business depends in large part on our ability to maintain, enhance, and protect our brand image and reputation to increase our business by retaining consumers and attracting new ones. Our continued success depends in part on our ability to adapt to a rapidly changing media environment, including use of social media and online advertising campaigns, and more recently the growing use of AI and generative AI, as well as changes to consumer behavior based on these new technologies. Furniture products are fashion-oriented so changes in consumers' tastes and trends and the resultant change in our product mix, as well as failure to offer our consumers multiple channels for purchasing our products, could adversely affect our business and results of operations. As mentioned above, there is significant competition for customer attention among online and direct-to-consumer brands. Our objective is to maintain strong advertising and marketing campaigns promoting our brands and to update our current product designs, styles, quality, prices, and options to purchase our products in-store or online. If these efforts are unsuccessful or require us to incur substantial costs, our business, results of operations and financial condition could be adversely affected.

Significant disruptions in our supply chain could negatively affect our business and results of operations.

From time to time, like many businesses, we have experienced significant disruption in our supply chain as a result of external factors, resulting in unprecedented increases in material, freight and transportation costs, as well as significant unavailability or delay of raw materials, parts or finished goods. Future significant disruptions of this nature in our supply chain, in the furniture industry, within our independent dealer network or among our third-party wholesalers, or other unusual developments could cause significant disruption to our business and negatively affect our results of operations.

Fluctuations in the price, availability and quality of raw materials could cause delays that could result in our inability to timely provide goods to our customers. Such fluctuations have increased, and could continue to increase, our cost and therefore decrease our earnings.

In manufacturing furniture, we use various types of wood, fabrics, leather, upholstered filling material, including polyurethane foam, steel, other raw materials, and metal components. Additionally, our manufacturing processes and plant operations use various electrical equipment and components and tooling. Because we are dependent on outside suppliers for these items, fluctuations in their price, availability, and quality have had, and could continue to have, a negative effect on our cost of sales and our ability to meet our customers' demands. We have a higher concentration in upholstery sales, including motion furniture, than many of our competitors, and the effects of price and wage inflation related to steel, polyurethane foam, wood, electrical components for power units, leather and fabric or quantity shortages of such materials or parts have had, and could continue to have, a significant negative impact on our business. Competitive and marketing pressures may prevent us from passing along price increases to our customers, and the inability to meet our customers' demands could cause us to lose sales.

Further, most of our polyurethane foam comes from three suppliers. These suppliers have several facilities across the United States, but adverse weather, natural or man-made disasters, or public health crises (such as pandemics or epidemics) could result in delays or restrictions in shipments of polyurethane foam to our plants. Similarly, adverse weather (including increased risk of catastrophic events as a result of climate change), natural or man-made disasters, public health crises (such as pandemics or epidemics), labor disputes, possible acts of terrorism, port and canal blockages and congestion, and availability of shipping containers have resulted, and could in the future result, in delays in shipments or an inability to obtain required raw materials or components from any of our suppliers.
A change in the financial condition of our domestic and foreign fabric and leather suppliers could impede their ability to provide products to us in a timely manner. Upholstered furniture is fashion oriented, and if we are unable to acquire sufficient fabric variety, or to predict or respond to changes in fashion trends, we might lose sales and have to sell excess inventory at reduced prices. Doing so would have a negative effect on our sales and earnings.

Changes in the availability and cost of foreign sourcing and economic and political uncertainty in countries outside of the United States in which we operate or from which we purchase product, could adversely affect our business and results of operations.

We have operations in countries outside the United States, some of which are located in emerging markets. Long-term economic and political uncertainty in some of the countries in which we operate, such as Mexico and Thailand, could result in the disruption of markets and negatively affect our business. Our Wholesale segment purchases cut-and-sewn fabric and leather sets, electronic component parts, and some finished goods from Chinese and other foreign vendors. Our cut-and-sewn leather and fabric sets are primarily purchased from suppliers that operate in Vietnam and China and the majority of our raw fabric, including the fabric that is used by our Vietnam fabric set suppliers, is purchased from suppliers that primarily operate in China. While we continue to diversify our vendor sources, as a result of factors outside of our control, at times our sourcing partners have not been able to, and in the future may not be able to, produce or deliver goods in a timely fashion or in the required quantities or the quality of their product may lead us to reject it, causing disruptions in our business operations and delays in shipments to our customers.

Financial and Strategic Risk Factors

Our current retail markets and other markets that we may enter in the future may not achieve the growth and profitability we anticipate. We have incurred, and may incur in the future, charges for the impairment of long-lived assets, goodwill, or other intangible assets if we fail to meet our earnings expectations for these markets.

From time to time we may acquire independent La-Z-Boy Stores or other direct to consumer businesses, such as Joybird. We also remodel and relocate existing stores and experiment with new store formats and may close underperforming stores. Our assets include goodwill and other intangible assets acquired in connection with these acquisitions. Profitability of acquired, remodeled, relocated, and new format stores will depend on lease rates (for stores we lease) and retail sales and profitability justifying the costs of such acquisition, remodeling, and relocation. If we do not meet our sales or earnings expectations for these stores or businesses, we have in the past incurred, and may in the future incur, charges for the impairment of long-lived assets, the impairment of right-of-use lease assets, the impairment of goodwill, or the impairment of other intangible assets.

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

Due to the nature of our business and our payment terms, we may not be able to collect amounts owed to us by customers or other third-parties, which may adversely affect our sales, earnings, financial condition, and liquidity.

We grant payment terms to most wholesale customers ranging from 15 to 60 days. Some of our customers have experienced, and may in the future experience, cash flow and credit-related issues. If a major event with negative economic effects were to occur, and such effects have occurred in the past, we may not be able to collect amounts owed to us or such payment may only occur after significant delay. While we perform credit evaluations of our customers and other third-parties, those evaluations may not prevent uncollectible trade accounts receivable or debt. Credit evaluations involve significant management diligence and judgment, especially in the current environment. Should more customers than we anticipate experience liquidity issues, if payment is not received on a timely basis, or if a customer or other third-party declares bankruptcy or closes stores, we may have difficulty collecting amounts owed to us by these customers or other third parties, which could adversely affect our sales, earnings, financial condition and liquidity.

We may be unsuccessful in identifying attractive acquisition opportunities or, to the extent that we pursue attractive acquisition opportunities, we may be unsuccessful in completing or realizing the expected benefits of such acquisitions.

From time to time, we may acquire independent La-Z-Boy Stores or other retail businesses or pursue other growth opportunities through strategic acquisitions. We have completed several such acquisitions in recent years. If we choose to acquire businesses in the future, there can be no assurance that we will be able to find suitable businesses to purchase, acquire such businesses on acceptable terms, or realize the benefits of any acquisition we pursue. The success of any completed acquisition will depend on our ability to effectively integrate and manage the business after the acquisition. The identification of suitable acquisition or strategic investment candidates, as well as the management and integration of any acquired businesses, can be costly and time-consuming and can distract our leadership team from our current operations.

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

We manufacture components and finished goods in the United States and Mexico; source raw materials domestically and from foreign countries; purchase components and finished goods manufactured in foreign countries, including Vietnam and China; participate in consolidated joint ventures in Thailand; and operate a wholesale and retail business in Canada. As a result, we are subject to risks relating to changes in the domestic or international regulatory environment or trade policies, including new or increased duties, tariffs, retaliatory tariffs, trade limitations, and termination or renegotiation of bilateral and multilateral trade agreements impacting our business.

The United States has enacted certain tariffs on many items sourced from China and other countries, including certain furniture, accessories, furniture parts, and raw materials that are imported into the United States and that we use in our domestic operations. We may not be able to fully or substantially mitigate the impact of these tariffs, pass price increases on to our customers, or secure adequate alternative sources of products or materials. The tariffs, along with any additional tariffs or retaliatory trade restrictions implemented by the United States or other countries, could negatively impact customer sales, including potential delays in product received from our vendors, our cost of goods sold and results of operations. Conversely, if certain tariffs are eliminated or reduced, we may face additional competition from foreign manufacturers entering the United States market and from domestic retailers who rely on imported goods, putting pressure on our prices and margins, which could adversely affect our results of operations. Finally, our business, including our sales and margins, could be adversely affected by the imposition in Canada, China, Mexico, Thailand, Vietnam, the United Kingdom or other foreign countries of import bans, quotas, and increases in tariffs.

Our business and our reputation could be adversely affected by the failure to comply with, or the costs of compliance with, evolving regulations relating to our obligation to protect sensitive information relating to customers, consumers, employees, suppliers, and vendors or confidential business information.

We receive, process, store, and share sensitive information about our customers, consumers, employees, contractors, suppliers, vendors and other third parties, including payment information and personally identifiable information, as well as other confidential business information. There are numerous federal, state, local and foreign laws and regulations regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. Regulatory focus on data privacy and security concerns continues to increase globally, and laws and regulations concerning the collection, use, and disclosure of personal information are expanding and becoming more complex, while being subject to uncertain and differing interpretations that may be inconsistent among countries or conflict with other rules. For example, the European General Data Protection Regulation (“GDPR”) applies to us and creates a range of requirements and compliance obligations regarding the treatment of personal data, including the public disclosure of significant data breaches, and imposes significant penalties for non-compliance. Several state laws include additional requirements with respect to disclosure and deletion of personal information of residents, as well as civil penalties for violations and a private right of action for data breaches. These privacy and data protection laws may increase our costs of compliance and risks of non-compliance, which could result in substantial penalties, negative publicity and harm to our brand. These risks may be heightened by our online marketing and customer engagement activities. It is possible that these laws may be interpreted or applied in a manner that is adverse to us, unforeseen, or otherwise inconsistent from one jurisdiction to another or with our practices, or that we may not adequately adapt our internal policies and/or procedures to evolving regulations, any of which could result in litigation, regulatory investigations, enforcement actions, fines, penalties and potential legal liability, require us to change our practices in a manner adverse to our business or limit access to our products and services in certain countries. As a result, our reputation and brand, which are critical to our business operations, may be harmed, we could incur substantial costs, including costs related to litigation, or we could lose both customers and revenue.

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

We may be subject to product liability and other claims or undertake to recall one or more products, which could adversely affect our reputation, business, results of operations and financial condition.

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

Although we maintain liability insurance in amounts that we believe are reasonable, in most cases, we are responsible for large, self-insured retentions and legal defense costs. We may not be able to maintain such insurance on acceptable terms, if at all, in the future, or product liability or other claims may exceed the amount of our insurance coverage, or all such matters may not be covered by our insurance. As a result, product liability and other claims could have a material adverse effect on our reputation, business, results of operations and financial condition.

Changes in tax policies could adversely affect our business and results of operations.

Changes in United States or international income tax laws and regulations may have an adverse effect on our business in the future. We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective income tax rate in the future could be adversely affected by a number of factors, including changes in the mix of earnings in countries with differing statutory tax rates, changes in tax laws, the outcome of income tax audits in various jurisdictions, and any repatriation of non-U.S. earnings for which the Company has not previously provided for U.S. taxes. We regularly assess these matters to determine the adequacy of our tax provision, which is subject to significant judgment.

General Risk Factors

Our operations are subject to risks of unsettled political conditions, natural or man-made disasters, adverse weather, climate change, acts of war, terrorism, organized crime, pandemics and other public health concerns, any one of which could adversely affect our business and results of operations.

Our operations are subject to risks of unsettled political conditions, natural or man-made disasters, adverse weather, climate change, acts of war, terrorism, organized crime, pandemics and other public health concerns. If any of these events cause disruptions or damage in our manufacturing plants, distribution facilities, company-owned La-Z-Boy Stores or corporate headquarters, or the facilities of our vendors, or if such events impact the availability of raw materials or cause disruption in our supply chain, that could make servicing our customers more difficult or result in the potential loss of sales and customers. In addition, we may incur costs in repairing any damage beyond our applicable insurance coverage. Any of these outcomes could have an adverse affect on our business and results of operations.

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

Governance

The Chief Information Officer (“CIO”) has management oversight responsibility for the Company’s information security program and cybersecurity strategy. The Company has appointed a Chief Information Security Officer (“CISO”), who reports directly to the CIO and is responsible for the development, operation, and maintenance of the Company’s information security program, including implementation of security policies, incident response coordination, risk management activities, and ongoing monitoring of the Company’s information technology environment. Pursuant to the Company’s written Incident Response Plan (“IRP”), both the CIO and CISO are members of the executive incident response team, and severity classifications in the IRP are used to escalate matters to the executive incident response team. The CIO has more than 20 years of comprehensive IT experience across a breadth of technologies, and the CISO brings significant experience in cybersecurity operations, risk management, and information security practices.

The CIO is also a member of the Company’s executive leadership team and meets regularly with the CEO, CFO, and other members of executive management regarding cybersecurity risks, strategy, and incidents. The CIO reports directly to the Board, at least twice a year, on cybersecurity risks and strategy and attends Board meetings to be available to discuss cybersecurity matters with the Board. The CISO also supports these reporting and governance activities, as appropriate. Oversight of the information security program at the Board level sits with the Audit Committee. The CIO and CISO report to the Audit Committee on risks and internal controls related to cybersecurity and information technology and systems at least annually and attends quarterly Committee meetings to be available to discuss such matters with the Audit Committee.

ITEM 2.    PROPERTIES.

Properties owned or leased at April 25, 2026 by segment:

(Amounts in millions)	Square Feet
Wholesale	8.1
Retail	4.4
Corporate and Other	0.6
Active manufacturing, warehousing and distribution centers, office, showroom and retail facilities	13.1
Idle facilities	0.1
Total property	13.2

Our active facilities and retail locations are located across the United States and in Mexico, Thailand, Canada, China, and Hong Kong. We own our world headquarters building in Monroe, Michigan and all of our domestic manufacturing plants. A joint venture in which we participate owns our Thailand plant. We lease the majority of our retail stores and showrooms, warehouses and distribution centers, certain office space and our manufacturing facilities in Mexico. For information on operating lease terms for our properties, refer to Note 6, Leases, to our consolidated financial statements, which is included in Item 8, Financial Statements and Supplementary Data, of this report.

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

Melinda D. Whittington, age 59
•President and Chief Executive Officer since April 2021 and Board Chair since December 2024
•Senior Vice President and Chief Financial Officer from June 2018 to April 2021

Taylor E. Luebke, age 44
•Senior Vice President and Chief Financial Officer since January 2025
•Vice President, Finance and Treasurer from January 2023 to January 2025
•Senior Finance Director, Residential Division from January 2021 to January 2023
•Finance Director, Amazon Customer Team at The Proctor & Gamble Company, a multinational consumer goods corporation, from January 2019 to January 2021

Robert Sundy, age 50
•President, La-Z-Boy Retail since October 2025
•President, La-Z-Boy Brand and Chief Commercial Officer from April 2023 to October 2025
•Senior Vice President and Chief Commercial Officer from January 2021 to April 2023
•Head of Brand Marketing, Licensing and Creative Studios – North American Region of Whirlpool Corporation, a manufacturer and marketer of home appliances, from April 2016 to January 2021

Terrence J. (TJ) Linz, age 44
•President, Wholesale Brands since October 2025
•President, Portfolio Brands from April 2023 to October 2025
•President, La-Z-Boy Retail Division from April 2019 to April 2023

Carol Y. Lee, age 54
•Vice President and Chief Information Officer since June 2022
•Vice President/Chief Information Officer, Information Technology of Consolidated Hospitality Supplies, LLC, an operating supplies and equipment provider for hospitality distribution, from August 2021 to June 2022
•Senior Director, Global Digital Technology Solutions of American Hotel Register Company, a supplier brand of hospitality products and services, from July 2019 to August 2021

Michael A. Leggett, age 53
•Senior Vice President and Chief Supply Chain Officer since May 2022
•Vice President and Chief Supply Chain Officer from December 2021 to April 2022
•Vice President Global Supply Chain Operations of Dentsply Sirona Inc., a dental products and technologies manufacturer, from February 2019 to December 2021

Raphael Z. Richmond, age 56
•Vice President, General Counsel and Chief Compliance Officer since April 2021
•Senior Director of Corporate Compliance and Employment Law from April 2019 to April 2021

Katherine E. Vanderjagt, age 44
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

Shareholders

Our common stock trades on the New York Stock Exchange under the trading symbol "LZB". We had approximately 1,364 registered holders of record of La-Z-Boy Incorporated's common stock as of June 9, 2026. A substantially greater number of holders of La-Z-Boy Incorporated common stock are "street name" or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

Performance Graph

The graph below shows the cumulative total return for our last five fiscal years that would have been realized (assuming reinvestment of dividends) by an investor who invested $100 on April 24, 2021, in our shares of common stock, in the S&P 500 Composite Index, and in the Dow Jones U.S. Furnishings Index.

Company/Index/Market	4/24/2021	4/30/2022	4/29/2023	4/27/2024	4/26/2025	4/25/2026
La-Z-Boy Incorporated	$100.00	$61.94	$69.51	$82.02	$98.46	$91.68
S&P 500 Composite Index	$100.00	$100.25	$102.92	$127.85	$140.39	$184.32
Dow Jones U.S. Furnishings Index	$100.00	$69.74	$68.96	$73.48	$76.97	$93.72

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our board of directors has authorized the repurchase of Company stock. Repurchases are made at management's discretion from time to time on the open market or in privately negotiated transactions and may be through Rule 10b5-1 plans. We spent $20.2 million on discretionary repurchases in the fourth quarter of fiscal 2026 to repurchase 0.6 million shares. During fiscal 2026, we spent $47.3 million to repurchase 1.3 million shares and as of April 25, 2026, 2.4 million shares remained available for repurchase pursuant to the board authorization. With the operating cash flows we anticipate generating in fiscal 2027, we expect to continue repurchasing Company stock, subject to market conditions and other factors as deemed relevant by our board of directors. In April 2026, our board of directors rescinded the remaining repurchase authorization as of May 14, 2026, and established a new stock repurchase program, effective as of May 14, 2026, authorizing the repurchase of up to $300 million of Company stock. The new authorization does not have an expiration date.

The following table summarizes our repurchases of Company stock during the quarter ended April 25, 2026 and includes shares purchased from employees to satisfy their withholding tax obligations upon vesting of restricted shares:

(Amounts in thousands, except per share data)	Total number of shares repurchased (1)	Average price paid per share	Total number of shares repurchased as part of publicly announced plan (2)	Maximum number of shares that may yet be repurchased under the plan
Fiscal February (January 25 - February 28, 2026)	195	$35.86	195	2,831
Fiscal March (March 1 - March 28, 2026)	385	$34.27	385	2,446
Fiscal April (March 29 - April 25, 2026)	—	$34.22	—	2,446
Fiscal Fourth Quarter of 2026	580		580	2,446
(1)In addition to the 580,552 shares we repurchased during the quarter as part of our publicly announced, board-authorized plan described above, this column includes 85 shares we repurchased from employees to satisfy their withholding tax obligations upon vesting of restricted shares with an average share price of $34.22.
(2)On October 28, 1987, our board of directors announced the authorization of the plan to repurchase Company stock. The plan originally authorized 1.0 million shares, and since October 1987, 33.5 million shares have been added to the plan for repurchase.In April 2026, our board of directors rescinded the remaining repurchase authorization as of May 14, 2026, and established a new stock repurchase program, effective as of May 14, 2026, authorizing the repurchase of up to $300 million of Company stock. The new authorization does not have an expiration date.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during fiscal year 2026.

ITEM 6.    RESERVED.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We have prepared this Management's Discussion and Analysis as an aid to understanding our financial results. It should be read in conjunction with the accompanying Consolidated Financial Statements and related Notes to Consolidated Financial Statements. It also includes management’s analysis of past financial results and certain potential factors that may affect future results, potential future risks and approaches that may be used to manage those risks. Refer to "Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report for a discussion of factors that may cause results to differ materially. Note that our 2026, 2025 and 2024 fiscal years all included 52 weeks.

Introduction

Our Business

We are the leading global producer of reclining chairs and one of the largest manufacturers/distributors of residential furniture in the United States. The La-Z-Boy Stores retail network is the second largest retailer of single-branded furniture in the United States. We manufacture, market, import, export, distribute and retail upholstery furniture products under the La-Z-Boy®, England, and Joybird® tradenames. In addition, we import, distribute and retail accessories and casegoods (wood) furniture products under the Hammary® and Joybird® tradenames. During fiscal 2026, we also imported, distributed, and retailed accessories and casegoods (wood) furniture products under the Kincaid® and American Drew® tradenames, and following the completion of the sale of certain assets of the Kincaid® and American Drew® wholesale businesses on May 29, 2026, we continue to retail such products. Refer to Note 4, Assets Held for Sale and Note 21, Subsequent Events, to our consolidated financial statements for further information.

For additional information about our business, refer to Part I, Item 1, Business of this report.

Century Vision Strategy

As La-Z-Boy approaches its centennial anniversary in 2027, we remain focused on executing our Century Vision strategy to grow sales and market share through growth of our consumer brands, La-Z-Boy and Joybird, and sustainably grow our operating margin well beyond this milestone year. Building on a century of innovation, comfort, craftsmanship, and consumer trust, we are working to leverage our iconic brand to expand market reach and strengthen our engagement with consumers, dealers and partners. Through continued investment in brand evolution, retail expansion, digital transformation, innovation, and consumer insights, we aim to deliver the transformational power of comfort to future generations with a consumer-first approach while honoring our almost 100 year heritage that has made La-Z-Boy one of America's most recognized and enduring brands. Our Century Vision strategy continues to have significant runway and we are executing through the following initiatives:

Expanding the La-Z-Boy brand reach

•Leveraging our connection to comfort and reinvigorating our brand with a consumer focus, expanded omni-channel presence, and digital transformation. Our strategic initiatives to leverage and reinvigorate our iconic La-Z-Boy brand center on a renewed focus on leveraging the compelling La-Z-Boy comfort message, accelerating our omni-channel offering, and identifying additional consumer-base growth opportunities. We leverage our consumer insights to develop and deliver meaningful product innovation, particularly in the motion and reclining categories. We also utilize consumer insights to optimize our messaging and marketing campaigns to increase recognition and consideration of La-Z-Boy among both existing and prospective customers. Our Long Live the Lazy campaign, launched in 2024, continues to resonate through its compelling, consumer-inspired message. In 2025, we successfully launched a refreshed brand identity - the first significant evolution of the La-Z-Boy brand in more than two decades - designed to modernize the brand, enhance differentiation, and strengthen relevance with a broader consumer audience across retail and digital footprints. Further, our goal is to connect with consumers along their purchase journey through multiple means, whether online or in person. We are driving change throughout our digital platforms to improve the user experience, with a specific focus on the ease with which customers browse through our broad product assortment, customize products to their liking, find stores to make a purchase, or purchase at www.la-z-boy.com. We believe that our digital transformation will improve traffic both online and in our retail locations.

•Growing our La-Z-Boy retail business. We expect to grow our Retail segment through organic same-store sales growth and by increasing company-owned stores through the opening of new stores and acquisitions. Opportunistically acquiring existing La-Z-Boy Stores and opening new La-Z-Boy Stores where we see opportunity for growth or further market penetration continues to be a priority. Over the last five years, as a result of opening new company-owned stores and acquiring independent La-Z-Boy Stores, we have increased our ownership percentage in this store network from 45% to 61%. With 378 stores currently in the La-Z-Boy Store network, we believe there is opportunity to open approximately ten stores annually, with the majority being company-owned, targeting a network of 450 stores.

•Expanding the reach of our wholesale distribution channels. Consumers experience the La-Z-Boy brand in many channels including the La-Z-Boy Store network, the La-Z-Boy Comfort Studio® locations, our store-within-a-store format, and La-Z-Boy branded space locations. While consumers increasingly interact with the brand digitally, our consumers also demonstrate an affinity for visiting our stores to shop, allowing us to frequently deliver the flagship La-Z-Boy Store, La-Z-Boy Comfort Studio®, or La-Z-Boy branded space experience and provide design services. In addition to our branded distribution channels, over 1,000 other dealers sell La-Z-Boy products, which include some of the best-known names in the industry, providing us the benefit of multi-channel distribution. We believe there is significant growth potential for our consumer brands through these retail channels.

Profitably growing the Joybird brand

•Profitably growing the Joybird brand with a digital-first consumer experience. Joybird is a leading omni-channel, direct to consumer retailer and manufacturer of upholstered furniture. We believe that Joybird is a brand with significant long-term potential and our strategic initiatives in this area focus on driving profitable growth through the opening of additional small-format stores in key markets, expanding distribution channels, driving customer acquisition and awareness through digital marketing, and continued optimization of cost structure.

Enhancing our enterprise capabilities

•Enhancing our enterprise capabilities to support the growth of our consumer brands and enable potential acquisitions for growth. Key to successful growth is ensuring we have the capabilities to support that growth, including an agile supply chain, modern technology for consumers, employees, and analytic capabilities, and by delivering a human-centered employee experience. We continue to have initiatives focused on enhancing these capabilities with a consumer-first focus.

Reportable Segments

Our reportable operating segments include the Retail segment and the Wholesale segment.

•Retail Segment. Our Retail segment consists of one operating segment comprised of our 230 company-owned La-Z-Boy Stores. The Retail segment sells primarily upholstered furniture, in addition to some casegoods and other home furnishing accessories, to end consumers through these stores.

•Wholesale Segment. Our Wholesale segment consists primarily of four operating segments: La-Z-Boy, our largest operating segment, our England subsidiary, our casegoods operating segment that sells furniture under three brands (American Drew®, Hammary®, and Kincaid®), and our international operating segment which includes our international La-Z-Boy wholesale and manufacturing businesses. We aggregate these operating segments into one reportable segment because they are economically similar and meet the other aggregation criteria for determining reportable segments. Our Wholesale segment manufactures and imports upholstered furniture, such as recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas and imports casegoods (wood) furniture such as bedroom sets, dining room sets, entertainment centers and occasional pieces. The Wholesale segment sells directly to La-Z-Boy Stores, operators of La-Z-Boy Comfort Studio® and branded space locations, England Custom Comfort Center locations, major dealers, and a wide cross-section of other independent retailers.

•Corporate and Other. Corporate and Other includes the shared costs for corporate functions, including human resources, information technology, finance and accounting, and legal, in addition to revenue generated through royalty agreements with companies licensed to use the La-Z-Boy® brand name on various products. We consider our corporate functions to be other business activities and have aggregated them with our other insignificant operating segments, including our global trading company in Hong Kong and Joybird, an omni-channel retailer that manufactures upholstered furniture such as sofas, loveseats, chairs, ottomans, sleeper sofas and beds, and also imports casegoods (wood) furniture such as occasional tables and other accessories. Joybird sells to the end consumer online through its website, www.joybird.com, through small-format stores in key markets, and through other distribution channels. None of the operating segments included in Corporate and Other meet the requirements of reportable segments.

Results of Operations

The following discussion provides an analysis of our results of operations and reasons for material changes therein for fiscal year 2026 as compared with fiscal year 2025. Refer to "Results of Operations" in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2025 Annual Report on Form 10-K, filed with the SEC on June 17, 2025, for an analysis of the fiscal year 2025 results as compared to fiscal year 2024.

Fiscal Year 2026 and Fiscal Year 2025

Supply Chain Optimization

As a result of a significant customer transition in the current consumer demand environment in the United Kingdom, during fiscal 2025, we recorded charges of $20.6 million for the full impairment of the United Kingdom's reporting unit's goodwill and $2.1 million in SG&A expense for the impairment of various long-lived assets. During fiscal 2025, we also recorded severance charges of $1.1 million in cost of sales to optimize our manufacturing capacity within the United Kingdom.

During fiscal 2026, due to continued challenges in the macroeconomic environment in the United Kingdom, we announced the closure of the United Kingdom manufacturing business and operations ceased at the end of fiscal 2026. We recorded charges of $5.8 million in cost of sales related to this action, primarily for severance and the write-down of remaining inventory balances.

All charges in fiscal 2026 and 2025 were recorded within the Wholesale segment. The comparative impact of these actions in fiscal 2026 relative to fiscal 2025 did not have a meaningful impact on our gross margin or SG&A expense as percentage of sales for La-Z-Boy Incorporated or the Wholesale segment. Refer to the segment discussion below for the comparative impact of the goodwill impairment recorded in fiscal 2025.

Business Realignment

As part of our plan to dispose a portion of our Casegoods wholesale business, during fiscal 2026 we completed the sale of the Casegoods headquarters building and related fixed assets, resulting in a $3.9 million gain recorded in SG&A expense. Additionally, we recorded an impairment charge of $3.1 million in cost of sales to reduce inventory classified as held for sale to its fair value on the upholstery portion of our Casegoods business which was sold during the fourth quarter of fiscal 2026. Both the gain on sale and impairment charge were recorded in the Wholesale segment and did not have a meaningful impact on our gross margin or SG&A expense as percentage of sales in fiscal 2026 compared with fiscal 2025 for La-Z-Boy Incorporated. Refer to the segment discussion below for the impact on the Wholesale segment.

During the first quarter of fiscal 2027, we closed on the sale of the remaining assets in the Casegoods disposal group. Refer to Note 21, Subsequent Events, for further information.

La-Z-Boy Incorporated

	(52 weeks)	(52 weeks)	(FY26 vs FY25)
(Amounts in thousands, except percentages)	4/25/2026	4/26/2025	% Change
Sales	$2,126,635	$2,109,207	0.8%
Operating income	129,207	135,837	(4.9)%
Operating margin	6.1%	6.4%

Sales

Consolidated sales in fiscal 2026 increased $17.4 million, or 1%, compared with the prior year, primarily driven by incremental sales resulting from our Retail acquisitions and new store expansion along with higher delivered wholesale sales in our core North America La-Z-Boy branded upholstery business driven by strategic pricing and surcharges. These increases were partially offset by lower delivered same-store sales in our Retail segment, along with lower delivered volume in our Casegoods and Joybird businesses.

Operating Margin

Operating margin, which is calculated as operating income as a percentage of sales, decreased 30 basis points in fiscal 2026 compared with the prior year.

•Gross margin increased 10 basis points during fiscal 2026 compared with fiscal 2025, as a 50 basis point benefit from a change in our consolidated mix due to growth in our Retail segment, which has a higher gross margin than our Wholesale segment, was largely offset by higher distribution costs, primarily related to our distribution and home delivery transformation.

•Selling, general, and administrative ("SG&A") expenses increased 40 basis points during fiscal 2026 compared with fiscal 2025.

◦Changes in our consolidated mix led to a 40 basis point increase in SG&A expense as a percentage of sales in fiscal 2026 compared with fiscal 2025 driven by growth of our Retail segment, which has a higher SG&A expense as a percentage of sales than our Wholesale segment.
◦SG&A expense as a percentage of sales in fiscal 2026 also increased due to fixed cost deleverage in our Retail segment from lower delivered same-store sales combined with higher selling expenses and fixed costs resulting from our retail expansion in support of our long-term strategy of growing our Retail segment.
◦Partially offsetting the items above, SG&A expense as percentage of sales in fiscal 2026 decreased due to a $7.6 million and $3.9 million gain on the sale of buildings and fixed assets related to sale-leaseback transactions of four retail stores and our Casegoods headquarters building, respectively.

We explain these items further when we discuss each segment's results later in this Management's Discussion and Analysis.

Retail Segment

	(52 weeks)	(52 weeks)	(FY26 vs FY25)
(Amounts in thousands, except percentages)	4/25/2026	4/26/2025	% Change
Sales	$950,687	$898,370	5.8%
Operating income	108,484	105,417	2.9%
Operating margin	11.4%	11.7%

Sales

The Retail segment's sales increased $52.3 million, or 6%, in fiscal 2026 compared with fiscal 2025, primarily due to $60.1 million of incremental sales resulting from our fiscal 2026 retail store acquisitions and the full-year impact of our fiscal 2025 retail store acquisitions, along with $31.7 million of sales from the addition of new retail stores, net of closed stores. These increases were partially offset by a decline in delivered same-store sales.

Total written sales increased 8% in fiscal 2026 compared with fiscal 2025 while written same-store sales decreased 3% over the same period, primarily due to lower consumer demand as a result of the current macroeconomic environment. Same-store sales include the sales of all currently active stores that have been open and company-owned for each comparable period and excludes the benefit of net new stores and acquired stores.

Operating Margin

The Retail segment's operating margin decreased 30 basis points in fiscal 2026 compared with fiscal 2025.

•Gross margin increased 40 basis points during fiscal 2026 compared with the prior year, primarily due to a favorable shift in product mix towards higher margin upholstery products.

•SG&A expenses as a percentage of sales increased 70 basis points during fiscal 2026 compared with fiscal 2025.

◦SG&A expense as a percentage of sales increased compared with the prior year primarily due to fixed cost deleverage from lower delivered same-store sales combined with increased selling expenses and fixed costs resulting from our retail store expansion of 12 net new stores over the last 12 months, supporting our long-term strategy of growing our Retail segment.
◦Partially offsetting the item above, during the fourth quarter of fiscal 2026, we recognized a $7.6 million gain on sale-leaseback transactions for the buildings and related fixed assets of four retail stores, resulting in an 80 basis point decrease in SG&A expense as a percentage of sales.

Wholesale Segment

	(52 weeks)	(52 weeks)	(FY26 vs FY25)
(Amounts in thousands, except percentages)	4/25/2026	4/26/2025	% Change
Sales	$1,038,789	$1,056,914
Intersegment sales	443,423	422,905
Total sales	1,482,212	1,479,819	0.2%
Operating income	110,189	82,213	34.0%
Operating margin	7.4%	5.6%

Sales

The Wholesale segment's sales increased 0.2%, or $2.4 million, in fiscal 2026 compared with fiscal 2025, driven by modest growth across the majority of our wholesale businesses resulting from strategic pricing and surcharge actions, partially offset by lower delivered volume in our Casegoods business and international wholesale business. The 15-store retail acquisition that occurred at the beginning of the third quarter of fiscal 2026 led to higher intersegment sales and a decrease in external sales in fiscal 2026 compared with the prior year.

Operating Margin

The Wholesale segment's operating margin increased 180 basis points in fiscal 2026 compared with fiscal 2025.

•Gross margin decreased 50 basis points during fiscal 2026 compared with fiscal 2025.

◦Higher distribution costs, primarily related to our distribution and home delivery transformation drove a 70 basis point decrease in gross margin in fiscal 2026 compared with the prior year.
◦Fiscal 2026 also experienced higher manufacturing overhead costs relative to the prior year, driving a 50 basis point decrease in gross margin in fiscal 2026, compared with the prior year.

◦Partially offsetting the items above, gross margin increased 80 basis points in fiscal 2026 compared with fiscal 2025 due to lower input costs, led by favorable inbound ocean freight, improved sourcing and effective inventory management.

•SG&A expense as a percentage of sales decreased 90 basis points during fiscal 2026 compared with fiscal 2025.

◦SG&A expense as a percentage of sales decreased 50 basis points in fiscal 2026, compared with the prior year, from lower warranty expense due to a reduction in our warranty liability driven by a change in which we provide external dealers an upfront service allowance for certain labor and delivery costs for La-Z-Boy products that they sell and have previously sold.
◦Additionally, as noted above, we completed the sale of our Casegoods headquarters building and related fixed assets, resulting in a $3.9 million gain and a comparative 30 basis point improvement in SG&A as a percentage of sales in fiscal 2026, compared with the prior year.

•A $20.6 million non-cash impairment charge in fiscal 2025 to reduce the carrying value of goodwill associated with our wholesale and manufacturing businesses in the United Kingdom, drove a comparative 140 basis points increase in operating margin in fiscal 2026 compared with the prior year.

Corporate and Other

	(52 weeks)	(52 weeks)	(FY26 vs FY25)
(Amounts in thousands, except percentages)	4/25/2026	4/26/2025	% Change
Sales	$143,750	$160,475	(10.4)%
Intercompany eliminations	(450,014)	(429,457)	4.8%
Operating loss	(89,466)	(51,793)	72.7%

Sales

Corporate and Other sales decreased $16.7 million in fiscal 2026 compared with fiscal 2025, primarily due to a $15.3 million, or 10%, decrease from Joybird, which contributed $130.8 million in sales in fiscal 2026. The decrease in Joybird sales was primarily due to lower delivered volume partially offset by a favorable shift in product mix. Written sales for Joybird decreased 7% in fiscal 2026 compared with fiscal 2025, as this consumer segment continues to be particularly volatile in the current macroeconomic environment.

Intercompany eliminations increased in fiscal 2026 compared with fiscal 2025 due to higher sales from our Wholesale segment to our Retail segment, driven by higher sales in the Retail segment.

Operating Loss

Our Corporate and Other operating loss increased $37.7 million in fiscal 2026 compared with fiscal 2025, primarily due to a $20.0 million non-cash impairment charge to reduce the carrying value of Joybird's goodwill, an increase in Joybird's operating loss resulting from lower delivered sales volume, and a higher intercompany profit elimination adjustment relative to the prior year. Refer to Note 7, Goodwill and Other Intangible Assets, for further information regarding our fiscal 2026 goodwill impairment testing.

Non-Operating Income (Expense)

Interest Income

Interest income was $3.0 million lower in fiscal 2026 compared with fiscal 2025. The decrease in interest income was primarily driven by lower interest rates along with lower interest-bearing cash balances.

Other Income (Expense), Net

Other income (expense), net was $1.8 million of expense in fiscal 2026 compared with $3.0 million of expense in fiscal 2025.
The expense in fiscal 2026 was primarily due to currency translation adjustments reclassified from accumulated other comprehensive income to net income due to the closure of our manufacturing operations in the United Kingdom. The expense in fiscal 2025 was primarily due to unfavorable changes in exchange rates related to our operations in Mexico and Thailand.

Income Taxes

Our effective income tax rate was 25.9% for fiscal 2026 and 31.4% for fiscal 2025. The effective tax rate in fiscal 2026 included the favorable tax impact of closing the United Kingdom manufacturing business partially offset by the one-time tax effect of a non-deductible goodwill impairment charge related to the Joybird reporting unit. The effective tax rate in fiscal 2025 included the one-time tax effect of a non-deductible goodwill impairment charge related to the United Kingdom reporting unit along with unfavorable changes in the valuation allowance. Refer to Note 18, Income Taxes, for additional information.

Liquidity and Capital Resources

Our sources of liquidity include cash and cash equivalents, short-term and long-term investments, cash from operations, and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, and fulfill other cash requirements for day-to-day operations and capital expenditures, including fiscal 2027 contractual obligations.

We had cash and cash equivalents of $303.2 million at April 25, 2026, compared with $328.4 million at April 26, 2025. Included in our cash and cash equivalents at April 25, 2026, was $62.3 million held by foreign subsidiaries, the majority of which we have determined to be permanently reinvested. In addition, we had investments to enhance our returns on cash of $5.5 million at April 25, 2026, compared with $2.6 million at April 26, 2025.

The following table illustrates the main components of our cash flows:

	Fiscal Year Ended
	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/25/2026	4/26/2025
Cash Flows Provided By (Used For)
Net cash provided by operating activities	$204,106	$187,271
Net cash used for investing activities	(138,608)	(98,389)
Net cash used for financing activities	(91,146)	(102,612)
Exchange rate changes	412	1,081
Change in cash and cash equivalents	$(25,236)	$(12,649)

Operating Activities

During fiscal 2026, net cash provided by operating activities was $204.1 million, primarily attributable to net income, adjusted for non-cash items, and a reduction in inventory levels to align production with incoming order trends. Net cash provided by operating activities in fiscal 2026 was $16.8 million higher than the same period a year ago primarily due to favorable changes to working capital and deferred taxes along with a smaller reduction of customer deposits, partially offset by an increase in prepaid income taxes and lower net income, adjusted for non-cash items.

Investing Activities

During fiscal 2026, net cash used for investing activities was $138.6 million, an increase of $40.2 million compared with the prior year primarily due to increased cash paid for acquisitions and lower proceeds from the sale of investments, partially offset by higher proceeds from the sale of assets. Cash used for investing activities in fiscal 2026 included the following:

•Cash used for acquisitions was $86.4 million, primarily related to the 15-store acquisition of the retail business in the Southeast region of the United States.
•Cash used for capital expenditures in the period was $76.3 million, which were primarily related to La-Z-Boy Stores (new stores and remodels), manufacturing-related investments, and spending related to our distribution and home delivery transformation. We expect capital expenditures to be in the range of $90 to $110 million for fiscal 2027, with continued spending on our distribution and home delivery transformation, manufacturing-related investments, and investments in our La-Z-Boy store (new stores and remodels). We have no material contractual commitments outstanding for future capital expenditures.
•Proceeds from the sale of assets were $26.1 million, primarily from the sale and leasebacks of four retail stores and their related fixed assets, the Casegoods headquarters building and related fixed assets, and the upholstery portion of our Casegoods business. Refer to Note 4, Assets Held for Sale for additional information.

Financing Activities

During fiscal 2026, net cash used for financing activities was $91.1 million, a decrease of $11.5 million compared with the prior year, primarily due to lower share repurchases, partially offset by reduced proceeds from exercised stock options and higher dividend payments. Cash used for financing activities in fiscal 2026 included the following:

•Cash paid to repurchase 1.3 million shares of company stock was $47.3 million. Our board of directors has authorized the repurchase of Company stock and as of April 25, 2026, 2.4 million shares remained available for repurchase pursuant to this authorization.
•Cash paid to our shareholders in quarterly dividends was $37.9 million. Our board of directors has sole authority to determine if and when we will declare future dividends and on what terms. We expect the board to continue declaring regular quarterly cash dividends for the foreseeable future, but it may discontinue doing so at any time at the board's discretion.
•Cash paid for tax withholding on stock issued as part of our employee benefit plans, net of proceeds from exercised stock options, was $4.2 million.

In April 2026, our board of directors rescinded the remaining repurchase authorization as of May 14, 2026, and established a new stock repurchase program, effective as of May 14, 2026, authorizing the repurchase of up to $300 million of Company stock. The new authorization does not have an expiration date. With the operating cash flows we anticipate generating in fiscal 2027, we expect to continue repurchasing Company stock, subject to market conditions and other factors as deemed relevant by our board of directors.

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

Borrowings under the Credit Facility may be used by the Company for general corporate purposes. The Credit Facility will mature on July 1, 2030, and provides us the ability to extend the maturity date for 2 additional P1Y-year periods, subject to the satisfaction of customary conditions.

The Credit Facility contains certain restrictive loan covenants, including, among others, financial covenants requiring a maximum consolidated net lease adjusted leverage ratio and a minimum consolidated fixed charge coverage ratio, as well as customary covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, merge or consolidate, and dispose of certain assets.

As of April 25, 2026, we have no borrowings outstanding under the Credit Facility and we were in compliance with our financial covenants under the Credit Facility.

Exchange Rate Changes

Due to changes in exchange rates, our cash and cash equivalents increased by $0.4 million from the end of fiscal year 2025 to the end of fiscal year 2026. These changes impacted our cash balances held in Canada, Thailand, and the United Kingdom.

Contractual Obligations

Lease Obligations. We lease real estate for retail stores, distribution centers, warehouses, plants, showrooms and office space and also have equipment leases for tractors/trailers, IT and office equipment, and vehicles. As of April 25, 2026, we had operating and finance lease payment obligations of $657.8 million and $2.3 million, respectively, with $111.1 million and $1.0 million, payable within 12 months, respectively. Refer to Note 6, Leases, for additional information.

Purchase Obligations. We had open purchase orders of $242.1 million, the majority of which are payable within 12 months, primarily related to contracts for indirect services, which are generally cancellable before services commence, along with orders from suppliers of raw materials and finished goods, which are generally cancellable if production has not begun.

Other
Our consolidated balance sheet as April 25, 2026 reflected a $1.2 million net liability for uncertain income tax positions. We do not expect that the net liability for uncertain income tax positions will significantly change within the next 12 months. The remaining balance will be settled or released as tax audits are effectively settled, statutes of limitation expire, or other new information becomes available.

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

Indefinite-Lived Intangible Assets and Goodwill

Indefinite-lived intangible assets include our American Drew® trade name and the reacquired right to own and operate La-Z-Boy Stores we have acquired. Prior to our retail acquisitions, we licensed the exclusive right to own and operate La-Z-Boy Stores (and to use the associated trademarks and trade name) in those markets to the dealers whose assets we acquired, and we reacquired these rights when we purchased the dealers' other assets. The reacquired rights to own and operate La-Z-Boy Stores are indefinite-lived because our retailer agreements are perpetual agreements that have no specific expiration date and no renewal options. A retailer agreement remains in effect as long as the independent retailer is not in default under the terms of the agreement.

Our goodwill relates to the acquisitions of La-Z-Boy Stores and Joybird®, an omni-channel retailer and manufacturer of upholstered furniture. The reporting unit for goodwill arising from retail store acquisitions is our Retail operating segment and the goodwill arising from the acquisition of Joybird is the Joybird operating segment.

We test indefinite-lived intangibles and goodwill for impairment on an annual basis in the fourth quarter of our fiscal year, or more frequently if events or changes in circumstances indicate that the carrying value may be impaired. We have the option to first assess qualitative factors in order to determine if it is more likely than not that the fair value of our intangible assets or reporting units are greater than their carrying value. If the qualitative assessment leads to a determination that the intangible asset/reporting unit’s fair value may be less than its carrying value, or if we elect to bypass the qualitative assessment altogether, we are required to perform a quantitative impairment test by calculating the fair value of the intangible asset/reporting unit and comparing the fair value with its associated carrying value. When we perform the quantitative test for indefinite-lived intangible assets, or when we apply purchase accounting for acquisitions of retail stores, we establish the fair value of our indefinite-lived trade names and reacquired rights based upon the relief from royalty method, which requires the use of significant estimates and assumptions including forecasted sales growth and royalty rates. When we perform the quantitative test for goodwill, we establish the fair value for the reporting unit based on the income approach, in which we utilize a discounted cash flow model, the market approach, in which we utilize market multiples of comparable companies, or a combination of both approaches. The income approach requires the use of significant estimates and assumptions including forecasted sales growth, operating income projections, and discount rates and changes in these assumptions may materially impact our fair value assessment.

During fiscal 2026, we performed the quantitative impairment test on two reporting units as discussed below.

Joybird Reporting Unit

The Joybird reporting unit, which had goodwill of $55.4 million at the time of the impairment test, was deemed to be impaired as the carrying value of the reporting unit exceeded its fair value, and was reduced to $35.5 million during the fourth quarter of fiscal 2026 . We determined the fair value of this reporting unit by applying a combination of the income approach based on its future cash flows and the market approach based on the guideline public company method, weighted 75% and 25%, respectively. The key assumptions that factored into the valuation under the income approach were the projections of revenue and operating income of the business, as well as the terminal growth rate, tax rate, and discount rate used to present value these future cash flows.

Retail Reporting Unit

The Retail reporting unit, which has goodwill of $207.8 million at April 25, 2026, has an estimated fair value that significantly exceeds its carrying value. We determined the fair value of this reporting unit using the income approach based on its future cash flows. The key assumptions that factored into the valuation were the projections of revenue and operating income of the business, as well as the terminal growth rate, tax rate, and discount rate used to present value these future cash flows.

Refer to Note 7, Goodwill and Other Intangible Assets, for further information regarding our fiscal 2026 impairment testing.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

While we had no variable rate borrowings at April 25, 2026, we could be exposed to market risk from changes in risk-free interest rates if we incur variable rate debt in the future. Based on our current and expected levels of exposed liabilities, management estimates that a one percentage point change in interest rates would not have had a material impact on our results of operations for fiscal 2026.

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

We are exposed to market risk with respect to duties and tariffs assessed on raw materials, component parts, and finished goods we import into countries where we operate. Additionally, we are exposed to duties and tariffs on our finished goods that we export from our assembly plants to other countries. If these tariffs and duties increase, we determine whether a price increase to our customers to offset these costs is warranted. To the extent that an increase in these costs would have a material impact on our results of operations, we believe that our competitors would experience a similar impact. Conversely, if certain tariffs are eliminated or reduced, we may face additional competition from foreign manufacturers entering the United States market and from domestic retailers who rely on imported goods, which could put pressure on our prices and may adversely impact our result of operations. We will continue to monitor changes to the import and export policies of the U.S. and other countries that could impact our financial position, results of operations, and cash flows.

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
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based upon the framework in "Internal Control—Integrated Framework (2013)" set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of April 25, 2026. PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the Company's internal control over financial reporting as of April 25, 2026, as stated in its report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of La-Z-Boy Incorporated

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of La-Z-Boy Incorporated and its subsidiaries (the "Company") as of April 25, 2026 and April 26, 2025, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended April 25, 2026, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended April 25, 2026 appearing under Item 16 (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of April 25, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 25, 2026 and April 26, 2025, and the results of its operations and its cash flows for each of the three years in the period ended April 25, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 25, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill Impairment Assessment – Joybird Reporting Unit

As described in Notes 1 and 7 to the consolidated financial statements, management tests goodwill for impairment on an annual basis in the fourth quarter of the fiscal year, or more frequently if events or changes in circumstances indicate that the carrying value may be impaired. For the annual test, management performed a quantitative goodwill impairment test for the Joybird reporting unit. To estimate the fair value of the reporting unit, management applied a combination of the income approach and the market approach, weighted 75% and 25%, respectively. The income approach used discounted future cash flows and key assumptions related to sales and operating income projections, terminal growth rate, discount rate, and tax rate. The market approach used the guideline public company method, which derives a valuation from market multiples based on revenue for comparable public companies and was adjusted for a control premium. As of April 25, 2026, the Company’s goodwill balance was $243.3 million, and the goodwill associated with the Joybird reporting unit was $35.5 million after management recorded an impairment charge of $20 million during the fourth quarter.

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
June 16, 2026

We have served as the Company’s auditor since 1968.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands, except per share data)	4/25/2026	4/26/2025	4/27/2024
Sales	$2,126,635	$2,109,207	$2,047,027
Cost of sales	1,190,034	1,182,789	1,165,357
Gross profit	936,601	926,418	881,670
Selling, general and administrative expense	787,427	770,000	730,874
Goodwill impairment	19,967	20,581	—
Operating income	129,207	135,837	150,796
Interest expense	(524)	(545)	(455)
Interest income	11,880	14,877	15,482
Other income (expense), net	(1,758)	(3,035)	(71)
Income before income taxes	138,805	147,134	165,752
Income tax expense	35,894	46,182	41,116
Net income	102,911	100,952	124,636
Net income attributable to noncontrolling interests	(926)	(1,396)	(2,010)
Net income attributable to La-Z-Boy Incorporated	$101,985	$99,556	$122,626

Basic weighted average common shares	40,982	41,601	42,878
Basic net income attributable to La-Z-Boy Incorporated per share	$2.49	$2.39	$2.86

Diluted weighted average common shares	41,341	42,345	43,280
Diluted net income attributable to La-Z-Boy Incorporated per share	$2.47	$2.35	$2.83
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/25/2026	4/26/2025	4/27/2024
Net income	$102,911	$100,952	$124,636
Other comprehensive income (loss)
Currency translation adjustment	2,322	3,372	(1,955)
Net unrealized gain on marketable securities, net of tax	54	91	391
Net pension amortization, net of tax	69	(92)	419
Total other comprehensive income (loss)	2,445	3,371	(1,145)
Total comprehensive income before noncontrolling interests	105,356	104,323	123,491
Comprehensive income attributable to noncontrolling interests	(1,324)	(2,471)	(1,207)
Comprehensive income attributable to La-Z-Boy Incorporated	$104,032	$101,852	$122,284
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET

(Amounts in thousands, except par value)	4/25/2026	4/26/2025
Current assets
Cash and equivalents	$303,213	$328,449
Receivables, net of allowance of $5,196 at 4/25/2026 and $5,042 at 4/26/2025	131,039	139,533
Inventories, net	218,445	255,285
Assets held for sale	20,209	—
Other current assets	101,008	82,421
Total current assets	773,914	805,688
Property, plant and equipment, net	356,717	339,212
Goodwill	243,300	205,590
Other intangible assets, net	77,582	51,161
Right of use lease assets	520,726	452,848
Other long-term assets, net	70,096	67,663
Total assets	$2,042,335	$1,922,162

Current liabilities
Accounts payable	101,875	95,984
Lease liabilities, short-term	88,762	80,592
Accrued expenses and other current liabilities	239,258	244,215
Total current liabilities	429,895	420,791
Lease liabilities, long-term	475,526	410,265
Other long-term liabilities	74,240	59,130
Shareholders' equity
Preferred shares – 5,000 authorized; none issued	—	—
Common shares, $1 par value – 150,000 authorized; 40,349 outstanding at 4/25/2026 and 41,164 outstanding at 4/26/2025	40,349	41,164
Capital in excess of par value	400,752	385,601
Retained earnings	610,423	597,432
Accumulated other comprehensive loss	(1,527)	(3,574)
Total La-Z-Boy Incorporated shareholders' equity	1,049,997	1,020,623
Noncontrolling interests	12,677	11,353
Total equity	1,062,674	1,031,976
Total liabilities and equity	$2,042,335	$1,922,162
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/25/2026	4/26/2025	4/27/2024
Cash flows from operating activities
Net income	$102,911	$100,952	$124,636
Adjustments to reconcile net income to cash provided by operating activities
(Gain)/loss on disposal and impairment of assets	(7,287)	1,998	1,101
(Gain)/loss on sale of investments	(377)	(235)	(1,199)
Provision for doubtful accounts	463	851	511
Depreciation and amortization	47,440	46,667	48,552
Amortization of right-of-use lease assets	84,436	76,964	76,133
Lease impairment/(settlement)	—	—	(1,175)
Equity-based compensation expense	15,688	17,400	14,426
Goodwill impairment	19,967	20,581	—
Change in deferred taxes	18,263	5,116	(3,268)
Change in receivables	1,365	(1,906)	(16,811)
Change in inventories	26,323	12,792	19,877
Change in other assets	(10,728)	8,701	10,303
Change in payables	4,052	(2,066)	(8,606)
Change in lease liabilities	(84,233)	(78,609)	(76,766)
Change in other liabilities	(14,177)	(21,935)	(29,587)
Net cash provided by operating activities	204,106	187,271	158,127

Cash flows from investing activities
Proceeds from disposals of assets	26,083	412	4,972
Capital expenditures	(76,306)	(74,280)	(53,551)
Purchases of investments	(3,713)	(6,990)	(18,351)
Proceeds from sales of investments	1,751	11,994	24,816
Acquisitions	(86,423)	(29,525)	(39,440)
Net cash used for investing activities	(138,608)	(98,389)	(81,554)

Cash flows from financing activities
Payments on finance lease liabilities	(918)	(663)	(489)
Payments for debt issuance costs	(784)	—	—
Holdback payments for acquisitions	—	—	(5,000)
Stock issued for stock and employee benefit plans, net of shares withheld for taxes	(4,227)	12,350	10,872
Repurchases of common stock	(47,270)	(77,930)	(52,773)
Dividends paid to shareholders	(37,947)	(34,955)	(32,665)
Dividends paid to minority interest joint venture partners (1)	—	(1,414)	(1,172)
Net cash used for financing activities	(91,146)	(102,612)	(81,227)

Effect of exchange rate changes on cash and equivalents	412	1,081	(926)
Change in cash, cash equivalents and restricted cash	(25,236)	(12,649)	(5,580)
Cash, cash equivalents and restricted cash at beginning of period	328,449	341,098	346,678
Cash, cash equivalents and restricted cash at end of period	$303,213	$328,449	$341,098

Supplemental disclosure of non-cash investing activities
Capital expenditures included in accounts payable	$9,467	$7,234	$5,952
(1)Includes dividends paid to joint venture minority partners resulting from the repatriation of dividends from our foreign earnings that we no longer consider permanently reinvested.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Amounts in thousands, except per share amounts)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Total
At April 29, 2023	$43,318	$358,891	$545,155	$(5,528)	$10,261	$952,097
Net income	—	—	122,626	—	2,010	124,636
Other comprehensive income (loss)	—	—	—	(342)	(803)	(1,145)
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	718	12,194	(2,040)	—	—	10,872
Purchases of 1,596 shares of common stock	(1,596)	(17,026)	(34,592)	—	—	(53,214)
Stock option and restricted stock expense	—	14,426	—	—	—	14,426
Dividends declared and paid ($0.763/share) (1)	—	—	(32,665)	—	(1,172)	(33,837)
Dividends declared not paid ($0.763/share)	—	—	(475)	—	—	(475)
At April 27, 2024	$42,440	$368,485	$598,009	$(5,870)	$10,296	$1,013,360
Net income	—	—	99,556	—	1,396	100,952
Other comprehensive income (loss)	—	—	—	2,296	1,075	3,371
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	690	14,541	(2,881)	—	—	12,350
Purchases of 1,966 shares of common stock	(1,966)	(14,825)	(61,789)	—	—	(78,580)
Stock option and restricted stock expense	—	17,400	—	—	—	17,400
Dividends declared and paid ($0.84/share) (1)	—	—	(34,955)	—	(1,414)	(36,369)
Dividends declared not paid ($0.84/share)	—	—	(508)	—	—	(508)
At April 26, 2025	$41,164	$385,601	$597,432	$(3,574)	$11,353	$1,031,976
Net income	—	—	101,985	—	926	102,911
Other comprehensive income (loss)	—	—	—	2,047	398	2,445
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	438	1,111	(5,776)	—	—	(4,227)
Purchases of 1,253 shares of common stock	(1,253)	(1,648)	(44,693)	—	—	(47,594)
Stock option and restricted stock expense	—	15,688	—	—	—	15,688
Dividends declared and paid ($0.924/share)	—	—	(37,947)	—	—	(37,947)
Dividends declared not paid ($0.924/share)	—	—	(578)	—	—	(578)
At April 25, 2026	$40,349	$400,752	$610,423	$(1,527)	$12,677	$1,062,674
(1)Non-controlling interests include dividends paid to joint venture minority partners resulting from the repatriation of dividends from our foreign earnings that we no longer consider permanently reinvested.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Accounting Policies

The following is a summary of significant accounting policies followed in the preparation of La-Z-Boy Incorporated and its subsidiaries' (individually and collectively, "we," "our," "us," "La-Z-Boy" or the "Company") consolidated financial statements. Our fiscal year ends on the last Saturday of April. Our 2026, 2025 and 2024 fiscal years included 52 weeks.

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

Cash and Equivalents

For purposes of the consolidated balance sheet and statement of cash flows, we consider all highly liquid debt instruments purchased with initial maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value due to their short-term nature. As of April 25, 2026, and April 26, 2025 we had no restricted cash.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") basis for approximately 57% and 59% of our inventories at April 25, 2026, and April 26, 2025, respectively. Cost is determined for all other inventories on a first-in, first-out ("FIFO") basis. The majority of our La-Z-Boy Wholesale segment inventory uses the LIFO method of accounting, while the FIFO method is used primarily in our Retail segment and Joybird business.

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

Amortizable Intangible Assets

We have an amortizable intangible asset for the Joybird® trade name, which is amortized on a straight-line basis over its estimated useful life of eight years and will be fully amortized during the first quarter of fiscal 2027. All intangible amortization expense is recorded as a component of SG&A expense. Amortizable intangible assets are tested for impairment if events or changes in circumstances indicate that the asset groups to which they are part of might be impaired. If we determine an assessment for impairment is necessary, we establish the fair value of these amortizable intangible assets based on the multi-period excess earnings method, a variant of the income approach, and the relief from royalty method, as applicable.

Indefinite-Lived Intangible Assets and Goodwill

Indefinite-lived intangible assets include our American Drew® trade name and the reacquired right to own and operate La-Z-Boy Stores we have acquired. Prior to our retail acquisitions, we licensed the exclusive right to own and operate La-Z-Boy Stores (and to use the associated trademarks and trade name) in those markets to the dealers whose assets we acquired, and we reacquired these rights when we purchased the dealers' other assets. The reacquired rights to own and operate La-Z-Boy Stores are indefinite-lived because our retailer agreements are perpetual agreements that have no specific expiration date and no renewal options. A retailer agreement remains in effect as long as the independent retailer is not in default under the terms of the agreement.

Our goodwill relates to the acquisitions of La-Z-Boy Stores and Joybird®, an omni-channel retailer and manufacturer of upholstered furniture. The reporting unit for goodwill arising from retail store acquisitions is our Retail operating segment and the goodwill arising from the acquisition of Joybird is the Joybird operating segment.

We test indefinite-lived intangibles and goodwill for impairment on an annual basis in the fourth quarter of our fiscal year, or more frequently if events or changes in circumstances indicate that the carrying value may be impaired. We have the option to first assess qualitative factors in order to determine if it is more likely than not that the fair value of our intangible assets or reporting units are greater than their carrying value. If the qualitative assessment leads to a determination that the intangible asset/reporting unit’s fair value may be less than its carrying value, or if we elect to bypass the qualitative assessment altogether, we are required to perform a quantitative impairment test by calculating the fair value of the intangible asset/reporting unit and comparing the fair value with its associated carrying value. When we perform the quantitative test for indefinite-lived intangible assets, or when we apply purchase accounting for acquisitions of retail stores, we establish the fair value of our indefinite-lived trade names and reacquired rights based upon the relief from royalty method. When we perform the quantitative test for goodwill, we establish the fair value for the reporting unit based on the income approach, in which we utilize a discounted cash flow model, the market approach, in which we utilize market multiples of comparable companies, or a combination of both approaches. In situations where the fair value is less than the carrying value, an impairment charge would be recorded for the shortfall.

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

Revenue Recognition and Related Allowances

Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to receive in exchange for those goods or services. We generate revenues primarily by manufacturing/importing and delivering upholstery and casegoods (wood) furniture products to independent furniture retailers, independently-owned La-Z-Boy Stores or the end consumer. Each unit of furniture is a separate performance obligation, and we satisfy our performance obligation when control of our product is passed to our customer, which is the point in time that our customers are able to direct the use of and obtain substantially all of the remaining economic benefit of the goods or services.

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

Research and Development Costs

Research and development costs are charged to expense in the periods incurred. Expenditures for research and development costs were $10.8 million, $9.9 million, and $9.6 million for the fiscal years ended April 25, 2026, April 26, 2025, and April 27, 2024, respectively, and are included as a component of SG&A.

Advertising Expenses

Production costs of commercials, programming and costs of other advertising, promotion and marketing programs are charged to expense in the period in which the commercial or advertisement is first aired or released. Gross advertising expenses were $148.3 million, $149.6 million, and $150.9 million for the fiscal years ended April 25, 2026, April 26, 2025, and April 27, 2024, respectively.

A portion of our advertising program is a national advertising campaign. This campaign is a shared advertising program with independently-owned La-Z-Boy Stores, which reimburse us for approximately 20% of the cost of the program (excluding company-owned stores). Because of this shared cost arrangement, the advertising expense is reported as a component of SG&A, while the dealers' reimbursement portion is reported as a component of sales.

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

Recent Accounting Pronouncements

Accounting Pronouncement Adopted in Fiscal 2026

The following table summarizes Accounting Standards Updates ("ASUs") which were adopted in fiscal 2026, but did not have a material impact on our accounting policies or our consolidated financial statements and related disclosures.

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

ASU	Description	Adoption Date
ASU 2025-06	Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	Fiscal 2029
ASU 2025-05	Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets	Fiscal 2027
ASU 2025-03	Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity	Fiscal 2028
ASU 2024-04	Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments	Fiscal 2027
ASU 2024-03	Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	Fiscal 2028

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

Each of the following Retail acquisitions completed in fiscal 2026, 2025, and 2024 reflect a core component of our strategic priorities, which is to grow our company-owned retail business and leverage our integrated retail model (where we earn a combined profit on both the wholesale and retail sales) in suitable geographic markets, alongside the existing La-Z-Boy Store network.

Prior to each Retail acquisition completed in fiscal 2026, 2025, and 2024, we licensed to the counterparty the exclusive right to own and the operate La-Z-Boy Stores (and to use the associated trademarks and trade name) in each of their respective markets, and we reacquired these rights when we consummated the transaction. These reacquired rights are indefinite-lived because our retailer agreements are perpetual agreements that have no specific expiration date and no renewal options. The effective settlement date of these arrangements resulted in no settlement gain or loss as the contractual terms were at market. For federal income tax purposes, we amortize and deduct these indefinite-lived intangible assets and goodwill, if any, over 15 years.

Southeast Region of the United States Acquisition

On October 28, 2025, we completed our acquisition of the Atlanta, Georgia, central/northeast Florida, and Knoxville, Tennessee business that operated 15 independently-owned La-Z-Boy Stores and four distribution centers for $90.2 million, inclusive of and subject to further customary adjustments. We paid total cash of $85.8 million during the third quarter of fiscal 2026 and the remaining consideration included forgiveness of accounts receivable and payments based on working capital adjustments. As part of the acquisition, we recorded an indefinite-lived intangible asset of $28.3 million related to the reacquired rights described above. We also recognized $57.6 million of goodwill in our Retail segment primarily related to future growth potential of the business along with synergies we expect from the integration of the acquired stores.
We based the purchase price allocation on fair values at the date of acquisition as follows:

(Amounts in thousands)	10/28/2025
Fair value of consideration:
Cash	$85,796
Forgiveness of accounts receivable	4,358
Total fair value of consideration	90,154
Amounts recognized for identifiable assets acquired and liabilities assumed:
Inventory	9,239
Other current assets	4,682
Property, plant and equipment	814
Indefinite-lived reacquired rights	28,339
Right of use lease assets	58,838
Lease liabilities, short-term	(5,016)
Customer deposits	(5,869)
Other current liabilities	(4,682)
Lease liabilities, long-term	(53,822)
Total identifiable net assets acquired	32,523

Goodwill	$57,631

Prior Year Acquisitions

We completed the following acquisitions in fiscal 2025.

Lansing and Portage, Michigan Acquisition

On April 7, 2025, we completed our acquisition of the Lansing and Portage, Michigan businesses that operated two independently-owned La-Z-Boy Stores for $5.7 million, inclusive of customary adjustments. We paid total cash of $5.3 million during the fourth quarter of fiscal 2025 and first quarter of fiscal 2026 and the remaining consideration included forgiveness of accounts receivable and payments based on working capital adjustments. As part of the acquisition, we recorded an indefinite-lived intangible asset of $2.1 million related to the reacquired rights described above. We also recognized $3.8 million of goodwill in our Retail segment primarily related to future growth potential of the business along with synergies we expect from the integration of the acquired stores.

Toledo, Ohio Acquisition

On January 16, 2025, we completed our acquisition of the Toledo, Ohio business that operated two independently-owned La-Z-Boy Stores for $5.9 million, inclusive of customary adjustments. The acquisition also included the purchase of the building and land for one of the stores. We paid total cash of $5.7 million during the third and fourth quarters of fiscal 2025 and the remaining consideration included forgiveness of accounts receivable and payments based on working capital adjustments. As part of the acquisition, we recorded an indefinite-lived intangible asset of $1.7 million related to the reacquired rights described above. We also recognized $0.6 million of goodwill in our Retail segment primarily related to future growth potential of the business along with synergies we expect from the integration of the acquired stores.

Melbourne and Cocoa, Florida Acquisition

On September 10, 2024, we completed our acquisition of the Melbourne and Cocoa, Florida businesses that operated two independently-owned La-Z-Boy Stores and one distribution center for $11.4 million, inclusive of customary adjustments. The acquisition also included the purchase of buildings and land for both stores and the distribution center. We paid total cash of $11.3 million during the second and third quarters of fiscal 2025 and the remaining consideration included forgiveness of accounts receivable and payments based on working capital adjustments. As part of the acquisition, we recorded an indefinite-lived intangible asset of $0.9 million related to the reacquired rights described above. We also recognized $1.7 million of goodwill in our Retail segment primarily related to future growth potential of the business along with synergies we expect from the integration of the acquired stores.

Davenport, Iowa Acquisition

On July 22, 2024, we completed our acquisition of the Davenport, Iowa business that operated one independently-owned La-Z-Boy Store for $7.4 million, inclusive of customary adjustments. We paid total cash of $6.9 million during the first and second quarters of fiscal 2025 and the remaining consideration included forgiveness of accounts receivable and payments based on working capital adjustments. As part of the acquisition, we recorded an indefinite-lived intangible asset of $1.7 million related to the reacquired rights described above. We also recognized $5.1 million of goodwill in our Retail segment primarily related to future growth potential of the business along with synergies we expect from the integration of the acquired store.

We completed the following acquisitions in fiscal 2024.

Bradenton and Sarasota, Florida Acquisition

On April 8, 2024, we completed our acquisition of the Bradenton and Sarasota, Florida businesses that operated two independently-owned La-Z-Boy Stores for $15.7 million, inclusive of customary adjustments. The acquisition also included the purchase of buildings and land for both stores. We paid total cash of $15.3 million during the fourth quarter of fiscal 2024 and first quarter fiscal 2025 and the remaining consideration included forgiveness of accounts receivable and payments based on working capital adjustments. As part of the acquisition, we recorded an indefinite-lived intangible asset of $1.9 million related to the reacquired rights described above. We also recognized $4.7 million of goodwill in our Retail segment primarily related to future growth potential of the business along with synergies we expect from the integration of the acquired stores.

Illinois and Indiana Acquisition

On December 11, 2023, we completed our acquisition of the Illinois and Indiana businesses that operated six independently-owned La-Z-Boy Stores and one distribution center for $18.4 million, inclusive of customary adjustments. The acquisition also included the purchase of buildings and land for five of the stores. We paid total cash of $17.0 million during the third and fourth quarters of fiscal 2024 and the remaining consideration included forgiveness of accounts receivable and payments based on working capital adjustments. As part of the acquisition, we recorded an indefinite-lived intangible asset of $4.2 million related to the reacquired rights described above. We also recognized $0.6 million of goodwill in our Retail segment primarily related to future growth potential of the business along with synergies we expect from the integration of the acquired stores.

Lafayette, Louisiana Acquisition

On October 23, 2023, we completed our acquisition of the Lafayette, Louisiana business that operated one independently-owned La-Z-Boy Store and one distribution center for $2.8 million, inclusive of customary adjustments. We paid total cash of $2.6 million during the second and third quarters of fiscal 2024 and the remaining consideration included forgiveness of accounts receivable and payments based on working capital adjustments. As part of the acquisition, we recorded an indefinite-lived intangible asset of $0.7 million related to the reacquired rights described above. We also recognized $2.1 million of goodwill in our Retail segment primarily related to future growth potential of the business along with synergies we expect from the integration of the acquired store.

Colorado Springs, Colorado Acquisition

On July 17, 2023, we completed our acquisition of the Colorado Springs, Colorado business that operated two independently-owned La-Z-Boy Stores and one distribution center for $6.0 million, inclusive of customary adjustments. We paid total cash of $5.6 million during the first and second quarters of fiscal 2024 and the remaining consideration included forgiveness of accounts receivable and payments based on working capital adjustments. As part of the acquisition, we recorded an indefinite-lived intangible asset of $2.1 million related to the reacquired rights described above. We also recognized $2.2 million of goodwill in our Retail segment primarily related to future growth potential of the business along with synergies we expect from the integration of the acquired stores.

Note 3: Inventories

(Amounts in thousands)	4/25/2026	4/26/2025
Raw materials	$126,274	$128,823
Work in process	17,037	19,280
Finished goods	119,287	153,796
FIFO inventories	262,598	301,899
Excess of FIFO over LIFO	(44,153)	(46,614)
Total inventories	$218,445	$255,285

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

During the third quarter of fiscal 2026, we completed the sale of the Casegoods headquarters building and related fixed assets, resulting in a $3.9 million gain recorded in selling, general and administrative expense. Additionally, we recorded an impairment charge of $3.1 million in cost of sales to reduce inventory then classified as held for sale to its fair value on the upholstery portion of our Casegoods business which was subsequently sold during the fourth quarter of fiscal 2026 at its carrying value. Both the gain on sale and impairment charge were recorded in the Wholesale segment.

The remaining assets and liabilities in the Casegoods disposal group met the criteria to be classified as held for sale as of April 25, 2026, as follows:

(Amounts in thousands)	4/25/2026
Accounts receivable, net	$2,413
Inventory	16,641
Intangible asset	1,155
Total assets held for sale	$20,209

Other liabilities (1)	$1,120
(1)Included in accounts payable and accrued expenses and other current liabilities on our consolidated balance sheet

During the first quarter of fiscal 2027, we completed the sale of the remaining assets and liabilities in the Casegoods disposal group, resulting in an immaterial impact to the consolidated financial statements. Refer to Note 21, Subsequent Events, for further information.

Retail Stores

During the third quarter of fiscal 2026, the Company committed to a plan to sell and leaseback buildings and related fixed assets of four retail stores. During the fourth quarter of fiscal 2026, we completed the sale of these assets and recognized a gain of $7.6 million, in selling, general, and administrative expense within the Retail segment.

Note 5: Property, Plant and Equipment

(Amounts in thousands)	Estimated Useful Lives	4/25/2026	4/26/2025
Buildings and building fixtures	3 - 30 years	$399,619	$380,206
Machinery and equipment	3 - 20 years	206,432	197,218
Information systems, hardware and software	3 - 10 years	107,064	102,658
Furniture and fixtures	3 - 10 years	36,508	32,212
Land improvements	3 - 30 years	29,844	29,884
Transportation equipment	3 - 6 years	18,401	19,115
Land	N/A	30,727	28,336
Construction in progress	N/A	26,757	24,442
		855,352	814,071
Accumulated depreciation		(498,635)	(474,859)
Net property, plant and equipment		$356,717	$339,212

Depreciation expense for the fiscal years ended April 25, 2026, April 26, 2025, and April 27, 2024, was $46.5 million, $45.6 million, and $47.4 million, respectively.

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
Supplemental balance sheet information pertaining to our leases is as follows:

(Amounts in thousands)	4/25/2026	4/26/2025
Operating leases
ROU lease assets	$518,687	$450,177
Lease liabilities, short-term	87,865	79,707
Lease liabilities, long-term	474,253	408,402
Finance leases
ROU lease assets	$2,039	$2,671
Lease liabilities, short-term	897	885
Lease liabilities, long-term	1,273	1,863

The ROU lease assets by segment are as follows:

(Amounts in thousands)	4/25/2026	4/26/2025
Wholesale	$113,928	$110,045
Retail	385,277	316,510
Corporate and Other	21,521	26,293
Total ROU lease assets	$520,726	$452,848

The components of lease cost are as follows:

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/25/2026	4/26/2025	4/27/2024
Operating lease cost	$107,187	$97,261	$95,876
Finance lease cost	1,051	773	588
Short-term lease cost	1,379	2,644	1,899
Variable lease cost	412	274	271
Less: Sublease income	(1,363)	(380)	(291)
Total lease cost	$108,666	$100,572	$98,343

The following tables present supplemental lease disclosures:

	Fiscal Year Ended
	(52 weeks)		(52 weeks)
	4/25/2026		4/26/2025
(Amounts in thousands)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for amounts included in the measurement of lease liabilities	$107,645	$1,055	$99,128	$773
Lease liabilities arising from new ROU lease assets	151,922	302	81,927	1,608

	4/25/2026		4/26/2025
(Amounts in thousands)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	6.9	3.2	6.8	3.6
Weighted-average discount rate	4.6%	5.5%	4.5%	5.7%

The following table presents our maturity of lease liabilities:

	4/25/2026
(Amounts in thousands)	Operating Leases (1)	Finance Leases
Within one year	$111,051	$988
After one year and within two years	103,529	529
After two years and within three years	97,268	438
After three years and within four years	85,210	345
After four years and within five years	73,030	48
After five years	187,697	—
Total lease payments	657,785	2,348
Less: Interest	95,667	178
Total lease obligations	$562,118	$2,170
(1)Excludes approximately $37.2 million in future lease payments for various operating leases commencing in a future period.

Note 7: Goodwill and Other Intangible Assets

We have goodwill on our consolidated balance sheet as follows:

Reportable Segment/Unit	Reporting Unit	Related Acquisition
Retail Segment	Retail	Independent La-Z-Boy Stores
Corporate and Other	Joybird	Joybird

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

Step 0 Assessment

During our fiscal 2026 annual impairment test, we first assessed goodwill recoverability qualitatively using the Step 0 approach for each of our reporting units. For our qualitative assessment, we considered the most recent quantitative analysis, which was performed during the fourth quarter of fiscal 2025 for the Joybird reporting unit and during the fourth quarter of fiscal 2020 for the Retail reporting unit, including assumptions used, such as discount rates and tax rates, indicated fair values, and the amounts by which those fair values exceeded their carrying amounts. Further, we compared actual performance in fiscal 2026, along with future financial projections to the internal financial projections used in the prior quantitative analyses. Additionally, we considered various other factors including macroeconomic conditions, relevant industry and market trends, and factors specific to the Company that could indicate a potential change in the fair value of our reporting units. Lastly, we evaluated whether any events have occurred or any circumstances have changed since that time that would indicate that our goodwill may have become impaired since our last quantitative tests.

Based on these qualitative assessments, we determined that the quantitative Step 1 goodwill impairment test was necessary for the Joybird reporting unit. Additionally, while the results of our Step 0 assessment indicated that it is more likely than not that the fair value of our Retail reporting unit exceeded its carrying value, we elected to perform a quantitative Step 1 goodwill impairment test due to the business's continued growth and the length of time since the last required quantitative assessment.

Step 1 Assessment

Joybird Reporting Unit

Due to limited headroom from the fiscal 2025 impairment testing and a decline in financial performance, we deemed it necessary to perform the quantitative Step 1 goodwill impairment test for the Joybird reporting unit. To estimate the fair value of this reporting unit, we applied a combination of the income approach and the market approach, weighted 75% and 25%, respectively. The income approach used discounted future cash flows in which sales and operating income projections were based on assumptions driven by current economic conditions and estimates over the foreseeable future and assumed a 2.0% terminal growth rate. Other key assumptions used in the discounted future cash flow model were a discount rate of 17.5%, reflecting a market participant weighted average cost of capital assuming Joybird would be sold as a stand-alone business, and a tax rate of 24.2%, which was specific to the Joybird reporting unit.

The market approach used the guideline public company method, which derives a valuation from market multiples based on revenue for comparable public companies and was adjusted for a control premium based on recent merger and acquisition transaction data of target companies similar to the Joybird reporting unit. Based on our testing, the carrying value of the Joybird reporting unit exceeded its fair value as of April 25, 2026 by approximately $20.0 million and we recorded a non-cash pre-tax impairment charge during the fourth quarter of fiscal 2026 to reduce the carrying value of the goodwill to $35.5 million.

Additionally, changes to valuation inputs or failure to meet our forecasts, in particular our sales and operating income projections, could reduce the fair value of the Joybird reporting unit and thus increase the possibility that our goodwill may be further impaired in the future.

Retail Reporting Unit

Due to the extended time period from when we last performed a quantitative impairment test, we elected to perform a quantitative Step 1 goodwill impairment test for the Retail reporting unit. To estimate the fair value of this reporting unit, we applied the income approach using discounted future cash flows in which sales and operating income projections were based on assumptions driven by current economic conditions and estimates over the foreseeable future and assumed a 2.0% terminal growth rate. Other key assumptions used in the discounted future cash flow model were a discount rate of 8.5%, reflecting a market participant weighted average cost of capital, and a tax rate of 25.5%, which was specific to the Retail reporting unit. Based on our testing, the fair value of the Retail reporting unit significantly exceeded its carrying value as of April 25, 2026 and no impairment was recorded.

The following table summarizes changes in the carrying amount of our goodwill by reportable segment:

(Amounts in thousands)	Wholesale Segment	Retail Segment	Corporate and Other	Total Goodwill
Balance at April 27, 2024 (1)	$20,085	$138,922	$55,446	$214,453
Acquisitions	—	11,269	—	11,269
Impairment charge	(20,581)	—	—	(20,581)
Translation adjustment	496	(47)	—	449
Balance at April 26, 2025 (1)	—	150,144	55,446	205,590
Acquisitions	—	57,631	—	57,631
Impairment charge	—	—	(19,967)	(19,967)
Translation adjustment	—	46	—	46
Balance at April 25, 2026 (1)	$—	$207,821	$35,479	$243,300
(1)Includes $26.9 million of accumulated impairment losses in Corporate and Other.

We have intangible assets on our consolidated balance sheet as follows:

Reportable Segment	Intangible Asset	Useful Life
Wholesale Segment	American Drew® trade name (1)	Indefinite-lived
Retail Segment	Reacquired rights to own and operate La-Z-Boy Stores	Indefinite-lived
Corporate and Other	Joybird® trade name	Amortizable over eight-year useful life
(1)Reclassified to assets held for sale during the second quarter of fiscal 2026. Refer to Note 4, Assets Held for Sale, for further information.

We test indefinite-lived intangible assets for impairment on an annual basis in the fourth quarter of our fiscal year, or more frequently if events or changes in circumstances indicate that the assets might be impaired. Similar to our goodwill testing, we used the qualitative Step 0 approach to assess if it was more likely than not that the fair values of our indefinite-lived intangible assets were greater than their carrying values. Based on the same qualitative factors outlined above, we determined that it is more likely than not that the fair value of each of our indefinite-lived intangible assets exceeded their respective carrying value. However, due to the length of time since a quantitative impairment test was last performed, we elected to perform a Step 1 quantitative impairment analysis for our indefinite-lived intangible assets in the Retail Segment. This analysis was conducted using the relief from royalty method and sales projections were based on assumptions driven by current economic conditions. Based on our testing, the fair values of the indefinite-lived intangible assets significantly exceeded their respective carrying values and as of April 25, 2026, no impairment was recorded.

The following summarizes changes in our intangible assets:

(Amounts in thousands)	Indefinite-Lived Trade Names	Finite-Lived Trade Name	Indefinite-Lived Reacquired Rights	Other Intangible Assets	Total Intangible Assets
Balance at April 27, 2024	$1,155	$1,796	$42,640	$1,660	$47,251
Acquisitions	—	—	6,404	—	6,404
Amortization	—	(798)	—	(222)	(1,020)
Impairment	—	—	—	(1,479)	(1,479)
Translation adjustment	—	—	(36)	41	5
Balance at April 26, 2025	$1,155	$998	$49,008	$—	$51,161
Acquisitions	—	—	28,339	—	28,339
Amortization	—	(798)	—	—	(798)
Reclass to assets held for sale	(1,155)	—	—	—	(1,155)
Translation adjustment	—	—	35	—	35
Balance at April 25, 2026	$—	$200	$77,382	$—	$77,582

We test amortizable intangible assets for impairment if events or changes in circumstances indicate that the assets might be impaired. Given the immaterial size of our amortizable intangible assets, we did not perform any quantitative testing during fiscal 2026. For our amortizable intangible assets recorded as of April 25, 2026, we estimate amortization expense to be $0.2 million in fiscal 2027 with no amortization thereafter.

Note 8: Investments

We have current and long-term investments intended to enhance returns on our cash as well as to fund future obligations of certain retirement plans. Our short-term investments are included in other current assets and our long-term investments are included in other long-term assets on our consolidated balance sheet.

The following summarizes our investments:

(Amounts in thousands)	4/25/2026	4/26/2025
Short-term investments:
Marketable securities	$41	$10
Held-to-maturity investments	5,510	2,607
Total short-term investments	5,551	2,617
Long-term investments:
Marketable securities	12,482	12,284
Total investments	$18,033	$14,901

Investments to enhance returns on cash	$5,510	$2,607
Investments to fund compensation/retirement plans	12,523	12,294
Total investments	$18,033	$14,901

The following is a summary of the unrealized gains, unrealized losses, and fair value by investment type:

	4/25/2026			4/26/2025
(Amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$1,289	$—	$3,787	$618	$—	$3,489
Fixed income	161	(24)	6,163	114	(50)	6,335
Other	255	(92)	8,083	322	(15)	5,077
Total securities	$1,705	$(116)	$18,033	$1,054	$(65)	$14,901

The following table summarizes sales of marketable securities:

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/25/2026	4/26/2025	4/27/2024
Proceeds from sales	$1,751	$11,994	$23,328
Gross realized gains	379	559	1,967
Gross realized losses	(2)	(40)	(768)

As of April 25, 2026, we held $6.2 million of fixed income marketable securities, classified as available-for-sale securities, all of which do not have a single contractual maturity date.

Note 9: Accrued Expenses and Other Liabilities

(Amounts in thousands)	4/25/2026	4/26/2025
Payroll and other compensation	$65,877	$65,311
Accrued product warranty, current portion	17,043	22,357
Customer deposits	77,907	72,894
Deferred revenue	34,907	32,580
Other current liabilities	43,524	51,073
Accrued expenses and other current liabilities	$239,258	$244,215

Note 10: Debt

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

As of April 25, 2026, we have no borrowings outstanding under the Credit Facility and we were in compliance with our financial covenants under the Credit Facility.

Cash paid for interest was $0.4 million during fiscal years 2026, 2025, and 2024.

Note 11: Employee Benefits

The table below summarizes the total costs associated with our employee benefit plans.

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/25/2026	4/26/2025	4/27/2024
401(k) Retirement Plan	$17,247	$16,482	$14,698
Performance Compensation Retirement Plan (1)	439	497	(133)
Deferred Compensation Plan (2)	(187)	(276)	(86)
Non-Qualified Defined Benefit Retirement Plan (3)	673	678	737
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

(Amounts in thousands)	4/25/2026	4/26/2025
Short-term obligation included in other current liabilities	$1,284	$2,238
Long-term obligation included in other long-term liabilities	6,341	7,280

Executive Deferred Compensation Plan. We maintain an executive deferred compensation plan for eligible highly compensated employees, an element of which may include Company contributions. Further information related to the plan is as follows:

(Amounts in thousands)	4/25/2026	4/26/2025
Plan obligation included in other long-term liabilities	$19,799	$20,607
Cash surrender value on life insurance contracts included in other long-term assets (1)	47,575	44,925
(1)Life insurance contracts are related to the Executive Deferred Compensation Plan and the PCRP.

Non-Qualified Defined Benefit Retirement Plan. We maintain a non-qualified defined benefit retirement plan for certain former salaried employees. We hold available-for-sale marketable securities to fund future obligations of this plan in a Rabbi trust (refer to Note 8, Investments, and Note 20, Fair Value Measurements, for additional information on these investments). We are not required to fund the non-qualified defined benefit retirement plan in fiscal 2027; however, we have the discretion to make contributions to the Rabbi trust.

Further information related to the plan is as follows:

(Amounts in thousands)	4/25/2026	4/26/2025
Short-term plan obligation included in other current liabilities	$984	$995
Long-term plan obligation included in other long-term liabilities	9,669	10,107
Discount rate used to determine obligation	5.4%	5.4%

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/25/2026	4/26/2025	4/27/2024
Actuarial loss recognized in AOCI	$101	$83	$124
Benefit payments (1)	1,031	946	1,041
(1)Benefit payments are scheduled to be between $0.9 million and $1.0 million annually for the next 10 years.

Note 12: Product Warranties

We account for product warranties by accruing an estimated liability when we recognize revenue on the sale of warrantied product. We estimate future warranty claims on product sales based on sales volume and claim experience and periodically make adjustments to reflect changes in actual experience. We incorporate repair costs in our liability estimates, including materials, labor, and overhead amounts necessary to perform repairs, and any costs associated with delivering repaired product to our customers and consumers. Approximately 90% of our warranty liability relates to our Wholesale reportable segment as we generally warrant our products against defects for one to three years on fabric and leather, from one to five years on cushions and padding, and provide a limited lifetime warranty on certain mechanisms and frames, unless otherwise noted in the warranty. Additionally, our Wholesale segment warranties cover labor costs relating to our parts for one year. We provide a limited lifetime warranty against defects on a majority of the Joybird products, which are a part of our Corporate and Other results. For all our manufacturer warranties, the warranty period begins when the consumer receives our product. We use considerable judgment in making our estimates and record differences between our estimated and actual costs when the differences are known.

A reconciliation of the changes in our product warranty liability is as follows:

(Amounts in thousands)	4/25/2026	4/26/2025
Balance as of the beginning of the year	$29,940	$28,909
Accruals during the year	28,099	34,336
Settlements during the year	(27,722)	(33,305)
Change in warranty policy (1)	(5,606)	—
Balance as of the end of the year (2)	$24,711	$29,940
(1)During the second quarter of fiscal 2026, we implemented a change in which dealers are provided an upfront service allowance for certain labor and delivery costs that they cover under our Wholesale warranty program. As part of this change, dealers provide these warranty services on La-Z-Boy products that they sell, and have previously sold, resulting in an overall reduction in our warranty liability.
(2)$17.0 million and $22.4 million is recorded in accrued expenses and other current liabilities as of April 25, 2026 and April 26, 2025, respectively, while the remainder is included in other long-term liabilities.

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

The table below summarizes the total stock-based compensation expense we recognized for all outstanding grants. Stock-based compensation expense is recorded in SG&A expense in the consolidated statement of income:

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/25/2026	4/26/2025	4/27/2024
Equity-based awards expense
Restricted stock	$8,389	$8,897	$6,959
Performance-based shares	5,836	6,276	5,109
Stock options	286	924	1,257
Restricted stock units issued to Directors	1,177	1,303	1,101
Total equity-based awards expense	15,688	17,400	14,426
Liability-based awards expense (1)	(54)	91	152
Total stock-based compensation expense	$15,634	$17,491	$14,578
(1)Includes deferred stock units issued to Directors, restricted stock units, and performance-based units. Compensation expense for these awards is based on the market price of our common stock on the grant date and is remeasured each reporting period based on the market value of our common shares on the last day of the reported period.

Restricted Stock. We granted 265,009 shares of restricted stock units to employees during fiscal 2026 and we also have restricted stock awards outstanding from previous grants. We issue restricted stock at no cost to the employees and account for restricted stock awards as equity-based awards because when they vest, they will be settled in common shares. We recognize compensation expense for restricted stock over the vesting period equal to the fair value on the date our Compensation and Talent Oversight Committee of our board of directors approved the awards. Restricted stock awards vest at 25% per year, beginning one year from the grant date for a term of four years, with continued vesting upon retirement. We accelerate the expense for restricted stock granted to retirement-eligible employees over the vesting period, with expense recognized from the grant date through their retirement eligibility date or over the ten months following the grant date, whichever period is longer. We have elected to recognize forfeitures as an adjustment to compensation expense in the same period as the forfeitures occur. The weighted average fair value of the restricted stock that was awarded in fiscal 2026, fiscal 2025 and fiscal 2024 was $38.23, $38.17 and $27.68 per share, respectively, the market value of our common shares on the date of grant.

The following table summarizes information about non-vested awards as of and for the year ended April 25, 2026:

	Shares or Units (In Thousands)	Weighted Average Grant Date Fair Value
Non-vested awards at April 26, 2025	607	$32.25
Granted	265	38.23
Vested	(212)	30.66
Canceled	(60)	34.63
Non-vested awards at April 25, 2026	600	34.54

Unrecognized compensation cost related to non-vested restricted shares was $7.5 million and is expected to be recognized over a weighted-average remaining contractual term of all unvested awards of 1.7 years.

Performance Shares. Under the La-Z-Boy Incorporated 2024 Omnibus Incentive Plan, the Compensation and Talent Oversight Committee of our board of directors is authorized to award common shares to certain employees based on the attainment of certain financial goals over a given performance period. The awards are offered at no cost to the employees. In the event of an employee's termination during the vesting period, the potential right to earn shares under this program is generally forfeited.

During the first quarter of fiscal 2026, we granted 182,671 performance-based shares, and we also have performance-based share awards outstanding from grants in fiscal 2025 and fiscal 2024. Payout of these grants depends on our financial performance (50%) and a market-based condition based on the total return our shareholders receive on their investment in our stock relative to returns earned through investments in other public companies (50%). The performance share opportunity ranges from 50% of the employee's target award if minimum performance requirements are met to a maximum of 200% of the target award based on the attainment of certain financial and shareholder-return goals over a specific performance period, which is generally three fiscal years.

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

The following table summarizes the performance-based shares outstanding at the maximum award amounts based upon the respective performance share agreements:

	Shares (In Thousands)	Weighted Average Grant Date Fair Value
Outstanding shares at April 26, 2025	878	$27.77
Granted	365	35.62
Vested	(269)	22.43
Unearned or canceled	(234)	29.98
Outstanding shares at April 25, 2026	740	32.89

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

The fair value of each performance-based share that we granted during fiscal 2026, 2025, and 2024 was as follows:

	Grant Year
Vesting based on:	Fiscal 2026	Fiscal 2025	Fiscal 2024
Performance goals (1)	$35.62	$35.59	$25.48
Market conditions (2)	$52.91	$54.67	$34.15
(1)Represents the market value of our common shares on the date we granted the awards less the dividends we expect to pay before the shares vest
(2)Based on Monte Carlo valuation model

Our unrecognized compensation cost at April 25, 2026, related to performance-based shares was $7.8 million based on the current estimates of the number of awards that will vest, and is expected to be recognized over a weighted-average remaining contractual term of all unvested awards of 1.7 years.

Equity-based compensation expenses related to performance-based shares recognized in our consolidated statement of income are as follows:

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/25/2026	4/26/2025	4/27/2024
Fiscal 2022 grant	$—	$—	$1,379
Fiscal 2023 grant	—	2,194	1,867
Fiscal 2024 grant	1,551	2,018	1,863
Fiscal 2025 grant	2,071	2,064	—
Fiscal 2026 grant	2,214	—	—
Total expense	$5,836	$6,276	$5,109

Stock Options. We did not grant stock options to employees during fiscal 2026, 2025, or 2024, but we have stock options outstanding from grants from prior years. We account for stock options as equity-based awards because when they are exercised, they will be settled in common shares. We recognize compensation expense for stock options over the vesting period equal to the fair value on the date our Compensation and Talent Oversight Committee of our board of directors approved the awards. The vesting period for our stock options ranges from one to four years, with accelerated vesting upon retirement. The vesting date for retirement-eligible employees is the later of the date they meet the criteria for retirement or ten months after the grant date. We accelerate the expense for options granted to retirement eligible employees over the vesting period, with expense recognized from the grant date through their retirement eligibility date or over the ten months following the grant date, whichever period is longer. We have elected to recognize forfeitures as an adjustment to compensation expense in the same period as the forfeitures occur. Granted options outstanding under the former long-term equity award plan remain in effect and have a term of 10 years. We estimated the fair value of the employee stock options granted in prior years at their respective grant date using the Black-Scholes option-pricing model, which requires management to make certain assumptions.

Plan activity for stock options under the above plans was as follows:

	Number of Shares (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at April 26, 2025	633	$29.91	5.9	$5,728
Granted	—	—	N/A	N/A
Canceled	(20)	36.59	N/A	N/A
Exercised	(58)	29.34	N/A	523
Outstanding at April 25, 2026	555	29.73	5.0	3,545

Exercisable at April 25, 2026	500	$30.30	4.9	$2,944

The aggregate intrinsic value of options exercised was $5.0 million and $4.2 million in fiscal 2025 and fiscal 2024, respectively. As of April 25, 2026, our total unrecognized compensation cost related to non-vested stock option awards was less than $0.1 million, which we expect to recognize over a weighted-average remaining vesting term of all unvested awards of 0.2 years. During the year ended April 25, 2026, stock options with respect to 0.1 million shares vested.

We received $1.7 million, $15.3 million, and $13.0 million in cash during fiscal 2026, 2025, and 2024, respectively, for exercises of stock options.

Restricted Stock Units Issued to Directors. Restricted stock units granted to our non-employee directors are offered at no cost to the directors and restricted stock units granted following August 2022 vest on the earlier of the date a director ceases to be a member of the board (for any reason other than the termination of service for cause) or the one-year anniversary of the grant date. During fiscal 2026, we granted 31,672 restricted stock units to our non-employee directors. We account for these restricted stock units as equity-based awards because when they vest, they will be settled in shares of our common stock. We measure and recognize compensation expense for these awards based on the market price of our common shares on the date of grant. The weighted-average fair value of the restricted stock units that were granted during fiscal 2026, fiscal 2025, and fiscal 2024 was $37.14, $40.24, and $30.80, respectively.

Note 15: Accumulated Other Comprehensive Loss
Activity in accumulated other comprehensive loss was as follows:

(Amounts in thousands)	Translation adjustment	Unrealized gain (loss) on marketable securities	Net pension amortization and net actuarial gain (loss)	Accumulated other comprehensive income (loss)
Balance at April 29, 2023	$(2,652)	$(145)	$(2,731)	$(5,528)
Changes before reclassifications	(1,152)	189	432	(531)
Amounts reclassified to net income	—	331	124	455
Tax effect	—	(129)	(137)	(266)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(1,152)	391	419	(342)
Balance at April 27, 2024	$(3,804)	$246	$(2,312)	$(5,870)
Changes before reclassifications	2,297	132	(205)	2,224
Amounts reclassified to net income	—	(11)	83	72
Tax effect	—	(30)	30	—
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	2,297	91	(92)	2,296
Balance at April 26, 2025	$(1,507)	$337	$(2,404)	$(3,574)
Changes before reclassifications	3,137	90	(9)	3,218
Amounts reclassified to net income	(1,213)	(18)	101	(1,130)
Tax effect	—	(18)	(23)	(41)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	1,924	54	69	2,047
Balance at April 25, 2026	$417	$391	$(2,335)	$(1,527)
We reclassified the foreign currency translation adjustment, the unrealized gain (loss) on marketable securities and the net pension amortization from accumulated other comprehensive loss to net income through other income (expense), net.
The components of noncontrolling interest were as follows:

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/25/2026	4/26/2025	4/27/2024
Balance as of the beginning of the year	$11,353	$10,296	$10,261
Net income	926	1,396	2,010
Other comprehensive income (loss)	398	1,075	(803)
Dividends distributed to joint venture minority partners	—	(1,414)	(1,172)
Balance as of the end of the year	$12,677	$11,353	$10,296

Note 16: Revenue Recognition
The following table presents our revenue disaggregated by product category and by segment or unit:

	Year Ended April 25, 2026
(Amounts in thousands)	Wholesale	Retail	Corporate and Other	Total
Upholstered Furniture	$1,149,011	$775,345	$110,739	$2,035,095
Casegoods Furniture	67,010	51,159	6,668	124,837
Delivery	158,895	31,154	8,297	198,346
Other (1)	107,296	93,029	18,046	218,371
Total	$1,482,212	$950,687	$143,750	$2,576,649

		Eliminations		(450,014)
	Consolidated Net Sales			$2,126,635

	Year Ended April 26, 2025
(Amounts in thousands)	Wholesale	Retail	Corporate and Other	Total
Upholstered Furniture	$1,171,445	$731,254	$121,972	$2,024,671
Casegoods Furniture	72,041	50,635	9,191	131,867
Delivery	166,244	33,502	8,403	208,149
Other (1)	70,089	82,979	20,909	173,977
Total	$1,479,819	$898,370	$160,475	$2,538,664

		Eliminations		(429,457)
	Consolidated Net Sales			$2,109,207
(1)Primarily includes tariff and other surcharges, revenue for advertising, royalties, parts, accessories, after-treatment products, surcharges, rebates and other sales incentives.

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

The following table presents our contract assets and liabilities:

(Unaudited, amounts in thousands)	4/25/2026	4/26/2025
Contract assets	$34,907	$32,580

Customer deposits	$77,907	$72,894
Deferred revenue	34,907	32,580
Total contract liabilities (1)	$112,814	$105,474
(1)During the year ended April 25, 2026, we recognized revenue of $101.1 million related to our contract liability balance at April 26, 2025.

Note 17: Segment Information

We report segment information consistent with the way our chief operating decision maker, (the "CODM"), our Board Chair, President and Chief Executive Officer, evaluates the operating results and performance of the Company. Our reportable operating segments include the Wholesale segment and the Retail segment.

Wholesale Segment. Our Wholesale segment consists primarily of four operating segments: La-Z-Boy, our largest operating segment, our England subsidiary, our casegoods operating segment that sells furniture under three brands (American Drew®, Hammary®, and Kincaid®), and our international operating segment which includes our international La-Z-Boy wholesale and manufacturing businesses. We aggregate these operating segments into one reportable segment because they are economically similar and meet the other aggregation criteria for determining reportable segments. Our Wholesale segment manufactures and imports upholstered furniture, such as recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas and imports casegoods (wood) furniture such as bedroom sets, dining room sets, entertainment centers and occasional pieces. The Wholesale segment sells directly to La-Z-Boy Stores, operators of La-Z-Boy Comfort Studio® and branded space locations, England Custom Comfort Center locations, major dealers, and a wide cross-section of other independent retailers.

Retail Segment. Our Retail segment consists of one operating segment comprised of our 230 company-owned La-Z-Boy Stores. The Retail segment sells primarily upholstered furniture, in addition to some casegoods and other home furnishing accessories, to end consumers through these stores.

Corporate and Other. Corporate and Other includes the shared costs for corporate functions, including human resources, information technology, finance and accounting, and legal, in addition to revenue generated through royalty agreements with companies licensed to use the La-Z-Boy® brand name on various products. We consider our corporate functions to be other business activities and have aggregated them with our other insignificant operating segments, including our global trading company in Hong Kong and Joybird, an omni-channel retailer that manufactures upholstered furniture such as sofas, loveseats, chairs, ottomans, sleeper sofas and beds, and also imports casegoods (wood) furniture such as occasional tables and other accessories. Joybird sells to the end consumer online through its website, www.joybird.com, through small-format stores in key markets, and through other distribution channels. None of the operating segments included in Corporate and Other meet the requirements of reportable segments.
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

The following table presents sales and operating income (loss) by segment:

	Year Ended April 25, 2026
(Amounts in thousands)	Wholesale	Retail	Corporate & Other	Intersegment Eliminations	Consolidated
Sales to external customers	$1,038,789	$950,687	$137,159	$—	$2,126,635
Intersegment sales	443,423	—	6,591	(450,014)	—
Total sales	1,482,212	950,687	143,750	(450,014)	2,126,635
Cost of sales	1,102,333	418,462	65,421	(396,182)	1,190,034
Gross profit	379,879	532,225	78,329	(53,832)	936,601
SG&A expenses	269,690	423,741	147,828	(53,832)	787,427
Goodwill impairment	—	—	19,967	—	19,967
Operating income (loss)	$110,189	$108,484	$(89,466)	$—	$129,207

Interest expense					(524)
Interest income					11,880
Other income (expense), net					(1,758)
Income before income taxes					$138,805

	Year Ended April 26, 2025
(Amounts in thousands)	Wholesale	Retail	Corporate & Other	Intersegment Eliminations	Consolidated
Sales to external customers	$1,056,914	$898,370	$153,923	$—	$2,109,207
Intersegment sales	422,905	—	6,552	(429,457)	—
Total sales	1,479,819	898,370	160,475	(429,457)	2,109,207
Cost of sales	1,093,828	399,038	67,540	(377,617)	1,182,789
Gross profit	385,991	499,332	92,935	(51,840)	926,418
SG&A expenses	283,197	393,915	144,728	(51,840)	770,000
Goodwill impairment	$20,581	$—	$—	$—	$20,581
Operating income (loss)	$82,213	$105,417	$(51,793)	$—	$135,837

Interest expense					(545)
Interest income					14,877
Other income (expense), net					(3,035)
Income before income taxes					$147,134

	Year Ended April 27, 2024
(Amounts in thousands)	Wholesale	Retail	Corporate & Other	Intersegment Eliminations	Consolidated
Sales to external customers	$1,048,431	$855,126	$143,470	$—	$2,047,027
Intersegment sales	398,847	—	10,299	(409,146)	—
Total sales	1,447,278	855,126	153,769	(409,146)	2,047,027
Cost of sales	1,073,251	380,520	72,626	(361,040)	1,165,357
Gross profit	374,027	474,606	81,143	(48,106)	881,670
SG&A expenses	274,654	362,924	141,402	(48,106)	730,874
Operating income (loss)	$99,373	$111,682	$(60,259)	$—	$150,796

Interest expense					(455)
Interest income					15,482
Other income (expense), net					(71)
Income before income taxes					$165,752

The following tables present additional financial information by segment and location.

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/25/2026	4/26/2025	4/27/2024
Depreciation and Amortization
Wholesale segment	$26,398	$26,309	$28,189
Retail segment	13,853	11,198	9,632
Corporate and Other	7,189	9,160	10,731
Consolidated depreciation and amortization	$47,440	$46,667	$48,552

Capital Expenditures
Wholesale segment	$31,159	$31,333	$30,854
Retail segment	39,046	36,915	18,502
Corporate and Other	6,101	6,032	4,195
Consolidated capital expenditures	$76,306	$74,280	$53,551

Sales by Country (1)
United States	91%	91%	90%
Canada	5%	6%	6%
Other	4%	3%	4%
Total	100%	100%	100%
(1)Sales are attributed to countries on the basis of the customer's location.

(Amounts in thousands)	4/25/2026	4/26/2025
Assets
Wholesale segment	$643,556	$662,987
Retail segment	903,688	727,178
Unallocated assets	495,091	531,997
Consolidated assets	$2,042,335	$1,922,162

Long-Lived Assets by Geographic Location
Domestic	$1,125,507	$976,220
International	72,818	72,591
Consolidated long-lived assets	$1,198,325	$1,048,811

Note 18: Income Taxes

Income before income taxes consists of the following:

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/25/2026	4/26/2025	4/27/2024
United States	$136,363	$160,472	$145,854
Foreign	2,442	(13,338)	19,898
Total	$138,805	$147,134	$165,752

Income tax expense (benefit) consists of the following components:

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/25/2026	4/26/2025	4/27/2024
Federal
Current	$7,844	$28,002	$29,637
Deferred	16,712	2,197	(1,529)
State
Current	5,803	8,807	9,823
Deferred	1,798	578	(318)
Foreign
Current	3,930	4,280	4,534
Deferred	(193)	2,318	(1,031)
Total income tax expense	$35,894	$46,182	$41,116

Our effective tax rate differs from the U.S. federal income tax rate for the following reasons:

	Fiscal Year Ended
	(52 weeks)
	4/25/2026
(Amounts in thousands)	Amount	Percentage
US Federal Statutory Tax Rate	$29,086	21.0%
Domestic State and Local Income Taxes, net of Federal Benefit (1)	6,035	4.3%
Foreign Tax Effects
United Kingdom
Nondeductible operating losses	2,752	2.0%
Other	(272)	(0.2)%
Other foreign jurisdictions	1,081	0.8%
Effects of Cross-Border Transactions	(1,095)	(0.8)%
Tax Credits	(726)	(0.5)%
Nontaxable or Nondeductible Items
Nondeductible asset impairment	4,193	3.0%
Nondeductible executive compensation	1,611	1.2%
Other	(307)	(0.2)%
Changes in Unrecognized Tax Benefits	167	0.1%
Other Adjustments
US federal tax effects of United Kingdom plant closure	(5,851)	(4.2)%
Other	(780)	(0.6)%
Effective Tax Rate	$35,894	25.9%
(1)The domestic state jurisdictions that make up greater than 50% of the total effect of this category include CA, PA, IL, MI, MD, VA, WI, and NY.

	Fiscal Year Ended
	(52 weeks)	(52 weeks)
(% of income before income taxes)	4/26/2025	4/27/2024
Statutory tax rate	21.0%	21.0%
Increase (reduction) in income taxes resulting from:
State income taxes, net of federal benefit	5.1%	4.3%
Change in valuation allowance	1.8%	—%
Non-deductible asset impairment	3.5%	—%
Foreign rate differences	1.2%	(0.2)%
Miscellaneous items	(1.2)%	(0.3)%
Effective tax rate	31.4%	24.8%

For our Canada and Mexico foreign operating units, we permanently reinvest the earnings and consequently do not record a deferred tax liability relative to the undistributed earnings. The Company is not permanently reinvested on undistributed earnings for its Thailand and United Kingdom foreign operating units and has provided for deferred tax attributable to those earnings of approximately $1.4 million as of the end of fiscal 2026.

The primary components of our deferred tax assets and (liabilities) were as follows:

(Amounts in thousands)	4/25/2026	4/26/2025
Assets
Leases	$142,209	$123,764
Deferred and other compensation	14,570	15,533
State income tax—net operating losses, credits and other	6,537	4,718
Warranty	5,890	7,247
Workers' compensation	1,982	1,962
Bad debt	1,535	1,516
Employee benefits	2,202	2,611
Federal and foreign net operating losses, credits	947	2,613
Other	—	1,999
Valuation allowance	(2,388)	(4,055)
Total deferred tax assets	173,484	157,908
Liabilities
Right of use lease assets	(132,402)	(114,705)
Property, plant and equipment	(26,973)	(14,795)
Inventory	(2,597)	(2,899)
Goodwill and other intangibles	(23,757)	(19,986)
Tax on undistributed foreign earnings	(1,425)	(1,194)
Other	(309)	—
Net deferred tax assets (liabilities)	$(13,979)	$4,329

The deferred tax assets associated with loss carry forwards and the related expiration dates are as follows:

(Amounts in thousands)	Amount	Expiration
Various U.S. state net operating losses (excluding federal tax effect)	$2,162	Fiscal 2027-2041
Foreign capital losses	17	Indefinite
Foreign net operating losses	930	Indefinite

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

A summary of the valuation allowance by jurisdiction is as follows:

(Amounts in thousands)	4/25/2026	4/26/2025	Change
U.S. State	$1,621	$1,449	$172
Foreign	767	2,606	(1,839)
Total	$2,388	$4,055	$(1,667)

The remaining valuation allowance of $2.4 million is related to certain U.S. state and foreign deferred tax assets. The U.S. state deferred taxes are primarily related to state net operating losses and state tax credits. The foreign deferred taxes are primarily related to net operating losses.

As of April 25, 2026, we had a gross unrecognized tax benefit of $1.2 million related to uncertain tax positions in various jurisdictions. A reconciliation of the beginning and ending balance of these unrecognized tax benefits is as follows:

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/25/2026	4/26/2025	4/27/2024
Balance at the beginning of the period	$1,062	$1,175	$1,084
Additions:
Positions taken during the current year	273	100	168
Positions taken during the prior year	27	—	50
Reductions:
Positions taken during the prior year	—	(56)	—
Reductions resulting from the lapse of the statute of limitations	(148)	(157)	(127)
Balance at the end of the period	$1,214	$1,062	$1,175

We recognize interest and penalties associated with uncertain tax positions in income tax expense. We had approximately $0.5 million accrued for interest and penalties as of April 25, 2026 and April 26, 2025.

If recognized, $1.0 million of the total $1.2 million of unrecognized tax benefits would decrease our effective tax rate. The remaining balance will be settled or released as tax audits are effectively settled, statutes of limitation expire, or other new information becomes available.

Our U.S. federal income tax returns for fiscal years 2023 and subsequent years are still subject to audit. In addition, we conduct business in various states. The major states in which we conduct business are subject to audit for fiscal years 2022 and subsequent years. Our foreign operations are subject to audit for fiscal years 2016 and subsequent years.

Cash paid for taxes (net of refunds received) during fiscal year ended April 25, 2026 were as follows:

Fiscal Year Ended
(52 weeks)
(Amounts in thousands)	4/25/2026
U.S Federal	$21,424
U.S. State	6,365
Mexico	2,301
Other Foreign	328
Total cash paid for taxes (net of refunds received)	$30,418

Cash paid for taxes (net of refunds received) during the fiscal years ended April 26, 2025, and April 27, 2024, was $43.8 million, and $34.2 million, respectively.

Note 19: Earnings per Share

The following is a reconciliation of the numerators and denominators we used in our computations of basic and diluted earnings per share:

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/25/2026	4/26/2025	4/27/2024
Numerator (basic and diluted):
Net income attributable to La-Z-Boy Incorporated	$101,985	$99,556	$122,626

Denominator:
Basic weighted average common shares outstanding	40,982	41,601	42,878
Contingent common shares	246	562	279
Stock option dilution	113	182	123
Diluted weighted average common shares outstanding	41,341	42,345	43,280

Earnings per Share:
Basic	$2.49	$2.39	$2.86
Diluted (1)	$2.47	$2.35	$2.83
(1)Diluted earnings per share was computed using the treasury stock method.
The values for contingent common shares set forth above reflect the dilutive effect of common shares that we would have issued to employees under the terms of performance-based share awards if the relevant performance period for the award had been the reporting period.
We exclude the effect of options from our diluted share calculation when the weighted average exercise price of the options is higher than the average market price, since including the options' effect would be anti-dilutive. We excluded options to purchase 0.2 million shares and 0.5 million shares from the diluted share calculation for the years ended April 25, 2026 and April 27, 2024, respectively. We did not exclude any outstanding options from the diluted share calculation for the fiscal year ended April 26, 2025.

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

The following table presents the fair value hierarchy for those assets and liabilities we measured at fair value on a recurring basis at April 25, 2026 and April 26, 2025. There were no transfers into or out of Level 1, Level 2, or Level 3 for any of the periods presented.

At April 25, 2026
	Fair Value Measurements
(Amounts in thousands)	Level 1	Level 2	Level 3	NAV (1)	Total
Assets
Marketable securities	$—	$2,573	$—	$9,950	$12,523
Held-to-maturity investments	5,510	—	—	—	5,510
Total assets	$5,510	$2,573	$—	$9,950	$18,033

At April 26, 2025
	Fair Value Measurements
(Amounts in thousands)	Level 1	Level 2	Level 3	NAV (1)	Total
Assets
Marketable securities	$—	$2,470	$—	$9,824	$12,294
Held-to-maturity investments	2,607	—	—	—	2,607
Total assets	$2,607	$2,470	$—	$9,824	$14,901
(1)Certain marketable securities investments are measured at fair value using net asset value per share under the practical expedient methodology.

At April 25, 2026 and April 26, 2025, we held marketable securities to fund future obligations of certain retirement plans.

The fair value measurements for our Level 1 and Level 2 securities are based on quoted prices in active markets, as well as through broker quotes and independent valuation providers, multiplied by the number of shares owned exclusive of any transaction costs.

Note 21: Subsequent Events

Business Realignment

On May 29, 2026, we completed the sale of the remaining assets held for sale within the Casegoods disposal group as described in Note 4, Assets Held for Sale, which includes the Kincaid® and American Drew® wholesale businesses. The terms of the final purchase agreement are consistent with amounts recognized in the financial statements as of April 25, 2026 and therefore we expect this transaction to have an immaterial impact on our consolidated financial statements during the first quarter of fiscal 2027. The sale of this business does not meet the requirements to be classified as discontinued operations as the disposition does not represent a strategic shift that will have a material effect on the Company’s operations and financial results.

Supply Chain Optimization

During the first quarter of fiscal 2027, we announced the planned closure of our leased upholstery assembly plant in San Luis Rio Colorado, Mexico, with operations expected to cease by the end of the first quarter of fiscal 2027. Additionally, we announced the planned closure of our leased Joybird manufacturing plant in Tijuana, Mexico, with all manufacturing operations expected to transfer to our U.S. plants by the end of fiscal 2027. We have evaluated the implications of these actions on the consolidated financial statements as of April 25, 2026 and concluded that these events do not require recognition in fiscal 2026. The financial impact of these actions will primarily be recognized during fiscal 2027.

Share Repurchase Authorization

In April 2026, our board of directors rescinded the remaining repurchase authorization as of May 14, 2026, and established a new stock repurchase program, effective as of May 14, 2026, authorizing the repurchase of up to $300 million of Company stock. The new authorization does not have an expiration date.

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

Changes in Internal Control over Financial Reporting.    There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

Securities Trading Plans of Directors and Officers

On March 12, 2026, Janet Kerr, a member of the Company’s Board of Directors, adopted a trading arrangement for the sale of securities of the Company’s common stock (the “Ms. Kerr's Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Ms. Kerr’s Rule 10b5-1 Trading Plan, which has a term duration of almost four months, following a first possible trade date of September 8, 2026, provides for the sale of up to 3,653 shares of common stock pursuant to the terms of the plan.

On February 19, 2026, Melinda Whittington, the Company’s Board Chair, President and Chief Executive Officer, adopted a trading arrangement for the sale of securities of the Company’s common stock (“Ms. Whittington’s Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Ms. Whittington’s Rule 10b5-1 Trading Plan, which has a duration of approximately one year following the required cooling-off period, provides for the potential exercise and sale of up to 55,922 stock options pursuant to the terms of the plan. These stock options represent only a portion of the stock options held by Ms. Whittington and those with the earliest expiration dates. Ms. Whittington’s Rule 10b5-1 Plan allows for the potential exercise of a portion of the stock options that she holds prior to their expiration, without impacting her compliance with the Company’s stock ownership guidelines and without significantly affecting her position in the Company’s securities.

Other than as described above, during the quarter ended April 25, 2026, none of our directors or officers adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this item appearing under the section captioned “Information About Our Executive Officers” in Part I of this Annual Report and the information that will be in our proxy statement for our 2026 Annual Meeting of Shareholders (“Proxy Statement”) under the caption “Board and Corporate Governance Matters” is incorporated herein by reference.

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
Equity Plans
The table below provides information concerning our compensation plans under which common shares may be issued.
Equity Compensation Plan Information as of April 25, 2026

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (i)		Weighted-average exercise price of outstanding options (ii)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (i)) (iii)
Equity compensation plans approved by shareholders	1,894,673	(1)	$29.73	(2)	2,393,428	(3)
(1)Beginning August 27, 2024, all equity awards were issued under the 2024 Omnibus Incentive Plan (the "2024 Plan"). The total in this column includes: 555,004 stock options (of which 540,557 stock options were issued under the 2017 Omnibus Incentive Plan (the "2017 Plan"), under which we could no longer issue shares as of August 30, 2022, and 14,447 stock options were issued under the 2010 Omnibus Incentive Plan (the "2010 Plan"), under which we could no longer issue shares as of April 28, 2018; 599,713 RSUs (of which 244,218 RSUs were outstanding under the 2024 Plan, 304,190 RSUs were outstanding under the 2022 Omnibus Incentive Plan (the "2022 Plan"), under which we could no longer issue shares as of August 27, 2024, and 51,305 RSUs were outstanding under the 2017 Plan); and 739,956 unearned performance-based stock unit awards (of which 309,834 performance-based stock unit awards were outstanding under the 2024 Plan and 430,122 performance-based stock unit awards were outstanding under the 2022 Plan (assuming the maximum performance targets were achieved). Outstanding non-employee director RSU awards under the 2024 Plan, the 2022 Plan, the 2017 Plan, and the 2010 Plan are excluded; these awards are shown in the Security Ownership of Directors and Executive Officers table.
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

(a)The following documents are filed as part of this report:

(1)    Financial Statements:

Management's Report to Our Shareholders
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
Consolidated Statement of Income for each of the three fiscal years ended April 25, 2026, April 26, 2025, and April 27, 2024
Consolidated Statement of Comprehensive Income for each of the three fiscal years ended April 25, 2026, April 26, 2025, and April 27, 2024
Consolidated Balance Sheet at April 25, 2026, and April 26, 2025
Consolidated Statement of Cash Flows for the fiscal years ended April 25, 2026, April 26, 2025, and April 27, 2024
Consolidated Statement of Changes in Equity for the fiscal years ended April 25, 2026, April 26, 2025, and April 27, 2024
Notes to Consolidated Financial Statements

(2)Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts for the fiscal years ended April 25, 2026, April 26, 2025, and April 27, 2024
Schedule II immediately follows Item 16.
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

(4.4)		Description of Securities (Incorporated by reference to Exhibit 4.2 to Form 10-K for the year ended April 27, 2019)
(10.1)	*
La-Z-Boy Incorporated Restricted Stock Plan for Non-Employee Directors, amended and restated through August 12, 2003 (Incorporated by reference to Exhibit B to Definitive Proxy Statement filed July 8, 2003)

Exhibit Number		Description
(10.2)	*	La-Z-Boy Incorporated Deferred Stock Unit Plan for Non-Employee Directors (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended October 25, 2008)
(10.3)	*
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

(10.16)	*	La-Z-Boy Incorporated 2017 Omnibus Incentive Plan Revised Sample Award Agreement effective June 28, 2022 (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended July 30, 2022)
(10.17)	*	La-Z-Boy Incorporated 2022 Omnibus Incentive Plan (Incorporated by reference to Appendix A to Definitive Proxy Statement filed July 20, 2022)
(10.18)	*	La-Z-Boy Incorporated 2022 Omnibus Incentive Plan Sample Award Agreement effective June 26, 2023 (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended July 29, 2023)
(10.19)	*	La-Z-Boy Incorporated 2024 Omnibus Incentive Plan (Incorporated by reference to Appendix A to Definitive Proxy Statement filed July 17, 2024)
(10.20)	*	La-Z-Boy Incorporated 2024 Omnibus Incentive Plan Sample Award Agreement
(19)		Insider Trading Policy (Incorporated by reference to Exhibit 19 to Form 10-K for the fiscal year ended April 27, 2024)
(21)		List of subsidiaries of La-Z-Boy Incorporated
(23)		Consent of PricewaterhouseCoopers LLP (EDGAR filing only)
(31.1)		Certifications of Chief Executive Officer pursuant to Rule 13a-14(a)
(31.2)		Certifications of Chief Financial Officer pursuant to Rule 13a-14(a)
(32)		Certifications pursuant to 18 U.S.C. Section 1350
(97)		Policy on Recoupment of Incentive Compensation (Incorporated by reference to Exhibit 97 to Form 10-K for the fiscal year ended April 27, 2024)
(101.INS)		XBRL Instance Document
(101.SCH)		XBRL Taxonomy Extension Schema Document
(101.CAL)		XBRL Taxonomy Extension Calculation Linkbase Document
(101.LAB)		XBRL Taxonomy Extension Label Linkbase Document

Exhibit Number	Description
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document
(104)	The cover page from the Company's Annual Report on Form 10-K for the year ended April 25, 2026, formatted in Inline XBRL (included in Exhibit 101)
*    Indicates a management contract or compensatory plan or arrangement under which a director or executive officer may receive benefits.
ITEM 16.    FORM 10-K SUMMARY.
None.
LA-Z-BOY INCORPORATED
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

		Additions
Description	Balance at Beginning of Year	Charged/ (Credited) to Costs and Expenses		Charged/ (Credited) to Other Accounts		Deductions		Balance at End of Year
Allowance for doubtful accounts, deducted from accounts receivable:
April 25, 2026	$5,042	$262	(1)	$—		$(108)	(2)	$5,196
April 26, 2025	5,076	1,055	(1)	—		(1,089)	(2)	5,042
April 27, 2024	4,776	391	(1)	—		(91)	(2)	5,076
Allowance for deferred tax assets:
April 25, 2026	$4,055	$392		$(2,059)	(3)			$2,388
April 26, 2025	1,460	2,681		(86)	(3)	—		4,055
April 27, 2024	3,468	79		(2,087)	(3)	—		1,460
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

DATE: June 16, 2026		LA-Z-BOY INCORPORATED

	BY	/s/ MELINDA D. WHITTINGTON
Melinda D. Whittington Board Chair, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of June 16, 2026, by the following persons on behalf of the registrant and in the capacities indicated.

/s/ M.D. WHITTINGTON	/s/ M.S. LAVIGNE
M.D. Whittington Board Chair, President and Chief Executive Officer	M.S. LaVigne Lead Director

/s/ E.L. ALEXANDER	/s/ M.H. BAER
E.L. Alexander Director	M.H. Baer Director

/s/ W.C. BOOR	/s/ R.S. HAIDER
W.C. Boor Director	R.S. Haider Director

/s/ J.E. KERR	/s/ M.T. LAWTON
J.E. Kerr Director	M.T. Lawton Director

/s/ T.E. LUEBKE	/s/ J.L. MCCURRY
T.E. Luebke Senior Vice President and Chief Financial Officer	J.L. McCurry Vice President, Corporate Controller and Chief Accounting Officer

/s/ R.L. O'GRADY	/s/ L.B. PETERS
R.L. O'Grady Director	L.B. Peters Director