Form 10-Q
period 2026-07-25
LA-Z-BOY INC
filed 2026-08-18
CIK 57131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 25, 2026
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                     Yes  ☐   No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 11, 2026
Common Stock, $1.00 Par Value	40,052,771

LA-Z-BOY INCORPORATED
FORM 10-Q FIRST QUARTER OF FISCAL 2027

PART I - FINANCIAL INFORMATION (UNAUDITED)
ITEM 1. FINANCIAL STATEMENTS
LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

	Quarter Ended
(Unaudited, amounts in thousands, except per share data)	7/25/2026	7/26/2025
Sales	$475,689	$492,229
Cost of sales	267,025	283,032
Gross profit	208,664	209,197
Selling, general and administrative expense	210,768	187,210
Operating income (loss)	(2,104)	21,987
Interest expense	(217)	(120)
Interest income	2,933	3,108
Other income (expense), net	(4,273)	(585)
Income (loss) before income taxes	(3,661)	24,390
Income tax expense (benefit)	(1,677)	6,093
Net income (loss)	(1,984)	18,297
Net income attributable to noncontrolling interests	(308)	(93)
Net income (loss) attributable to La-Z-Boy Incorporated	$(2,292)	$18,204

Basic weighted average common shares	39,995	41,027
Basic net income (loss) attributable to La-Z-Boy Incorporated per share	$(0.06)	$0.44

Diluted weighted average common shares	39,995	41,425
Diluted net income (loss) attributable to La-Z-Boy Incorporated per share	$(0.06)	$0.44

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Quarter Ended
(Unaudited, amounts in thousands)	7/25/2026	7/26/2025
Net income (loss)	$(1,984)	$18,297
Other comprehensive income
Currency translation adjustment	(1,644)	1,156
Net unrealized gain (loss) on marketable securities, net of tax	(391)	13
Net pension amortization and actuarial gain, net of tax	2,335	19
Total other comprehensive income	300	1,188
Total comprehensive income before noncontrolling interests	(1,684)	19,485
Comprehensive (income) attributable to noncontrolling interests	190	(502)
Comprehensive income attributable to La-Z-Boy Incorporated	$(1,494)	$18,983

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET

(Unaudited, amounts in thousands, except par value)	7/25/2026	4/25/2026
Current assets
Cash and equivalents	$267,254	$303,213
Receivables, net of allowance of $4,931 at 7/25/2026 and $5,196 at 4/25/2026	118,190	131,039
Inventories, net	234,267	218,445
Assets held for sale	—	20,209
Other current assets	126,704	101,008
Total current assets	746,415	773,914
Property, plant and equipment, net	369,497	356,717
Goodwill	243,196	243,300
Other intangible assets, net	82,110	77,582
Right of use lease assets	492,769	520,726
Other long-term assets, net	60,687	70,096
Total assets	$1,994,674	$2,042,335

Current liabilities
Accounts payable	$113,049	$101,875
Lease liabilities, short-term	89,354	88,762
Accrued expenses and other current liabilities	245,969	239,258
Total current liabilities	448,372	429,895
Lease liabilities, long-term	452,157	475,526
Other long-term liabilities	68,398	74,240
Shareholders' equity
Preferred shares – 5,000 authorized; none issued	—	—
Common shares, $1.00 par value – 150,000 authorized; 40,052 outstanding at 7/25/2026 and 40,349 outstanding at 4/25/2026	40,052	40,349
Capital in excess of par value	403,247	400,752
Retained earnings	570,690	610,423
Accumulated other comprehensive loss	(729)	(1,527)
Total La-Z-Boy Incorporated shareholders' equity	1,013,260	1,049,997
Noncontrolling interests	12,487	12,677
Total equity	1,025,747	1,062,674
Total liabilities and equity	$1,994,674	$2,042,335

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS

	Quarter Ended
(Unaudited, amounts in thousands)	7/25/2026	7/26/2025
Cash flows from operating activities
Net income (loss)	$(1,984)	$18,297
Adjustments to reconcile net income to cash provided by operating activities
(Gain) loss on disposal and impairment of assets	7,120	(92)
(Gain) loss on sale of investments	(1,500)	(94)
Provision for doubtful accounts	220	129
Depreciation and amortization	12,692	11,329
Amortization of right-of-use lease assets	23,048	20,234
Lease impairment	4,670	—
Equity-based compensation expense	2,927	3,420
Change in deferred taxes	1,577	1,075
Change in receivables	12,763	8,498
Change in inventories	(12,241)	3,637
Change in other assets	(17,523)	(4,805)
Change in payables	15,000	4,653
Change in lease liabilities	(22,755)	(20,230)
Change in other liabilities	(8,366)	(9,759)
Net cash provided by operating activities	15,648	36,292

Cash flows from investing activities
Proceeds from disposals of assets	7,509	170
Capital expenditures	(23,284)	(18,461)
Purchases of investments	(44)	(117)
Proceeds from sales of investments	18,483	216
Acquisitions	(15,650)	(627)
Net cash used for investing activities	(12,986)	(18,819)

Cash flows from financing activities
Payments on finance lease liabilities	(219)	(225)
Payments for debt issuance costs	—	(784)
Stock issued for stock and employee benefit plans, net of shares withheld for taxes	(3,075)	(5,190)
Repurchases of common stock	(25,144)	(12,505)
Dividends paid to shareholders	(9,672)	(9,012)
Net cash used for financing activities	(38,110)	(27,716)

Effect of exchange rate changes on cash and equivalents	(511)	338
Change in cash and cash equivalents	(35,959)	(9,905)
Cash and cash equivalents at beginning of period	303,213	328,449
Cash and cash equivalents at end of period	$267,254	$318,544

Supplemental disclosure of non-cash investing activities
Capital expenditures included in payables	$4,866	$6,233
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited, amounts in thousands, except per share data)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Total
At April 25, 2026	$40,349	$400,752	$610,423	$(1,527)	$12,677	$1,062,674
Net income (loss)	—	—	(2,292)	—	308	(1,984)
Other comprehensive income (loss)	—	—	—	798	(498)	300
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	382	2,064	(5,521)	—	—	(3,075)
Repurchases of 679 shares of common stock	(679)	(2,496)	(22,092)	—	—	(25,267)
Stock option and restricted stock expense	—	2,927	—	—	—	2,927
Dividends declared and paid ($0.242/share)	—	—	(9,672)	—	—	(9,672)
Dividends declared not paid ($0.242/share)	—	—	(156)	—	—	(156)
At July 25, 2026	$40,052	$403,247	$570,690	$(729)	$12,487	$1,025,747

(Unaudited, amounts in thousands, except per share data)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Total
At April 26, 2025	$41,164	$385,601	$597,432	$(3,574)	$11,353	$1,031,976
Net income	—	—	18,204	—	93	18,297
Other comprehensive income	—	—	—	779	409	1,188
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	343	173	(5,706)	—	—	(5,190)
Repurchases of 300 shares of common stock	(300)	(648)	(11,560)	—	—	(12,508)
Stock option and restricted stock expense	—	3,420	—	—	—	3,420
Dividends declared and paid ($0.22/share)	—	—	(9,012)	—	—	(9,012)
Dividends declared not paid ($0.22/share)	—	—	(149)	—	—	(149)
At July 26, 2025	$41,207	$388,546	$589,209	$(2,795)	$11,855	$1,028,022

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

The accompanying consolidated financial statements include the consolidated accounts of La-Z-Boy Incorporated and our majority-owned subsidiaries (collectively, the "Company"). We derived the April 25, 2026 balance sheet from our audited financial statements. We prepared the interim financial information in conformity with generally accepted accounting principles ("US GAAP"), which we applied on a basis consistent with those reflected in our fiscal 2026 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”), but the information does not include all of the disclosures required by US GAAP. In management’s opinion, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments (except as otherwise disclosed), that are necessary for a fair statement of results for the respective interim periods. The interim results reflected in the accompanying financial statements are not necessarily indicative of the results of operations that will occur for the full fiscal year ending April 24, 2027.

Accounting Pronouncements Adopted in Fiscal 2027

The following table summarizes Accounting Standards Updates ("ASUs"), which were adopted in fiscal 2027, but did not have a material impact on our accounting policies or our consolidated financial statements and related disclosures.

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

ASU	Description	Adoption Date
ASU 2026-02	Environmental Credits and Environmental Credit Obligations (Topic 818)	Fiscal 2029
ASU 2025-06	Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	Fiscal 2029
ASU 2025-03	Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity	Fiscal 2028
ASU 2024-03	Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	Fiscal 2028

Supply Chain Optimization

During the first quarter of fiscal 2027, we announced the planned closure of our leased upholstery assembly plant in San Luis Rio Colorado ("SLRC"), Mexico with operations ceased at the end of the first quarter of fiscal 2027. As a result of this action, during the first quarter of fiscal 2027, we recorded charges within the Wholesale segment of $9.3 million in SG&A expense for the impairment of various long-lived assets and $3.0 million in cost of sales primarily related to severance expense.

Additionally, during the first quarter of fiscal 2027, we announced the planned closure of our leased Joybird manufacturing plant in Tijuana, Mexico, with all manufacturing operations expected to transfer to our U.S. plants by the end of fiscal 2027. As a result of this action, we recorded charges of $5.0 million in cost of sales within Corporate and Other for severance expense, accelerated depreciation, and accelerated lease expense.

Note 2: Acquisitions

The below acquisition was not significant to our consolidated financial statements, and therefore, pro-forma financial information is not presented. All of our provisional purchase accounting estimates for the acquisition completed in fiscal 2027 are based on the information and data available to us as of the time of the issuance of these financial statements, and in accordance with Accounting Standard Codification Topic 805-10-25-15, are subject to change within the first 12 months following the acquisition as we gain additional data.

The following Retail acquisition reflects a core component of our strategic priorities, which is to grow our company-owned retail business and leverage our integrated retail model (where we earn a combined profit on both the wholesale and retail sales) in suitable geographic markets, alongside the existing La-Z-Boy Store network.

Prior to the Retail acquisition described below, we licensed to the counterparty the exclusive right to own and operate La-Z-Boy Stores (and to use the associated trademarks and trade name) in their respective markets, and we reacquired these rights when we consummated the transaction. These reacquired rights are indefinite-lived because our retailer agreements are perpetual agreements that have no specific expiration date and no renewal options. The effective settlement date of these arrangements resulted in no settlement gain or loss as the contractual terms were at market. For federal income tax purposes, we amortize and deduct these indefinite-lived intangible assets and goodwill, if any, over 15 years.

Gulf Coast Region Acquisition

On June 22, 2026, we completed our acquisition of the Pensacola, Florida and Mobile and Spanish Fort, Alabama businesses that operated three independently owned La-Z-Boy Stores for $17.2 million, inclusive of and subject to further customary adjustments. We paid total cash of $15.7 million during the first quarter of fiscal 2027 and the remaining consideration included forgiveness of accounts receivable and payments based on working capital adjustments. As part of the acquisition, we recorded an indefinite-lived intangible asset of $4.8 million related to the reacquired rights described above.

Prior Year Acquisitions

We did not complete any acquisitions during the first quarter of fiscal 2026.

Note 3: Inventories

A summary of inventories is as follows:

(Unaudited, amounts in thousands)	7/25/2026	4/25/2026
Raw materials	$133,064	$126,274
Work in process	16,434	17,037
Finished goods	127,942	119,287
FIFO inventories	277,440	262,598
Excess of FIFO over LIFO	(43,173)	(44,153)
Total inventories	$234,267	$218,445

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
As of July 25, 2026, we had no assets that met the criteria to be classified as held for sale. As of April 25, 2026, the following assets and liabilities met the criteria to be classified as held for sale in connection with our plan to divest a portion of our Casegoods wholesale business:

(Amounts in thousands)	4/25/2026
Accounts receivable, net	$2,413
Inventory	16,641
Intangible asset	1,155
Total assets held for sale	$20,209

Other liabilities (1)	$1,120
(1)Included in accounts payable and accrued expenses and other current liabilities on our consolidated balance sheet.

On May 29, 2026, we completed the sale of the remaining assets and liabilities held for sale in the Casegoods disposal group through a combination of cash and a promissory note, resulting in an immaterial impact to the consolidated financial statements. The Casegoods disposal group does not meet the requirements to be classified as discontinued operations as the disposition of a portion of this business does not represent a strategic shift that will have a material effect on the Company's operations and financial results.

Note 5: Goodwill and Other Intangible Assets

We have goodwill on our consolidated balance sheet as follows:

Reportable Segment/Unit	Reporting Unit	Related Acquisition
Retail Segment	Retail	Independent La-Z-Boy Stores
Corporate and Other	Joybird	Joybird

The following table summarizes changes in the carrying amount of our goodwill by reportable segment:

(Unaudited, amounts in thousands)	Wholesale Segment	Retail Segment	Corporate and Other	Total Goodwill
Balance at April 25, 2026 (1)	$—	$207,821	$35,479	$243,300
Translation adjustment	—	(104)	—	(104)
Balance at July 25, 2026 (1)	$—	$207,717	$35,479	$243,196
(1)Includes $46.9 million and $20.6 million of accumulated impairment losses in Corporate and Other and the Wholesale segment, respectively.

We have intangible assets on our consolidated balance sheet as follows:

Reportable Segment	Intangible Asset	Useful Life
Retail Segment	Reacquired rights to own and operate La-Z-Boy Stores	Indefinite-lived
Corporate and Other	Joybird® trade name (1)	Amortizable over eight-year useful life
(1)Fully amortized as of July 25, 2026.

The following summarizes changes in our intangible assets:

(Unaudited, amounts in thousands)	Finite-Lived Trade Name	Indefinite- Lived Reacquired Rights	Total Intangible Assets
Balance at April 25, 2026	$200	$77,382	$77,582
Acquisitions	—	4,806	4,806
Amortization	(200)	—	(200)
Translation adjustment	—	(78)	(78)
Balance at July 25, 2026	$—	$82,110	$82,110

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

Note 6: Investments
We have current and long-term investments primarily intended to enhance returns on our cash. Our short-term investments are included in other current assets and our long-term investments are included in other long-term assets on our consolidated balance sheet.

The following summarizes our investments:

(Unaudited, amounts in thousands)	7/25/2026	4/25/2026
Short-term investments:
Marketable securities	$15	$41
Held-to-maturity investments	5,391	5,510
Total short-term investments	5,406	5,551
Long-term investments:
Marketable securities (1)	975	12,482
Total investments	$6,381	$18,033

Investments to enhance returns on cash	$5,391	$5,510
Other (1)	990	12,523
Total investments	$6,381	$18,033
(1)Balance as of July 25, 2026 reflects sale of investments to fund lump-sum payments to participants to terminate our non-qualified legacy acquired retirement plan.

The following is a summary of the unrealized gains, unrealized losses, and fair value by investment type:

	7/25/2026			4/25/2026
(Unaudited, amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$—	$—	$15	$1,289	$—	$3,787
Fixed income	—	—	—	161	(24)	6,163
Other	—	—	6,366	255	(92)	8,083
Total securities	$—	$—	$6,381	$1,705	$(116)	$18,033

The following table summarizes sales of marketable securities:

	Quarter Ended
(Unaudited, amounts in thousands)	7/25/2026	7/26/2025
Proceeds from sales (1)	$10,171	$216
Gross realized gains (1)	1,500	94
(1)Quarter ended July 25, 2026 includes sale of investments to fund lump-sum payments to participants to terminate our non-qualified legacy acquired retirement plan.

Note 7: Product Warranties

We account for product warranties by accruing an estimated liability when we recognize revenue on the sale of warrantied product. We estimate future warranty claims on product sales based on sales volume and claim experience and periodically make adjustments to reflect changes in actual experience. We incorporate repair costs into our liability estimates, including materials, labor and overhead amounts necessary to perform repairs, and any costs associated with delivering repaired product to our customers and consumers. Approximately 90% of our warranty liability relates to our Wholesale reportable segment, as we generally warrant our products against defects for one to three years on fabric and leather, from one to five years on cushions and padding, and provide a limited lifetime warranty on certain mechanisms and frames, unless otherwise noted in the warranty. Additionally, our Wholesale segment warranties cover labor costs relating to our parts for one year. We provide a limited lifetime warranty against defects on a majority of the Joybird products, which are a part of our Corporate and Other results. For all our manufacturer warranties, the warranty period begins when the consumer receives our product. We use considerable judgment in making our estimates and record differences between our actual and estimated costs when the differences are known.

A reconciliation of the changes in our product warranty liability is as follows:

	Quarter Ended
(Unaudited, amounts in thousands)	7/25/2026 (1)	7/26/2025
Balance as of the beginning of the period	$24,711	$29,940
Accruals during the period	6,873	6,576
Settlements during the period	(7,183)	(7,406)
Balance as of the end of the period	$24,401	$29,110
(1)$16.7 million and $17.0 million is recorded in accrued expenses and other current liabilities as of July 25, 2026, and April 25, 2026, respectively, while the remainder is included in other long-term liabilities.

We recorded accruals during the periods presented in the table above, primarily to reflect charges that relate to warranties issued during the respective periods.

Note 8: Stock-Based Compensation

The table below summarizes the total stock-based compensation expense we recognized for all outstanding grants in our consolidated statement of income:

	Quarter Ended
(Unaudited, amounts in thousands)	7/25/2026	7/26/2025
Equity-based awards expense	$2,927	$3,420
Liability-based awards expense (1)	55	(14)
Total stock-based compensation expense	$2,982	$3,406
(1)Includes deferred stock units issued to directors, restricted stock units, and performance-based units. Compensation expense for these awards is based on the market price of our common stock on the grant date and is remeasured each reporting period based on the market value of our common shares on the last day of the reported period.

Restricted Stock Units. During the first quarter of fiscal 2027, we granted 239,234 shares of restricted stock units to employees and we also have restricted stock unit awards outstanding from previous grants. We issue restricted stock units at no cost to the employees and account for restricted stock unit awards as equity-based awards because when they vest, they will be settled in common shares. We recognize compensation expense for restricted stock over the vesting period equal to the fair value on the date our Compensation and Talent Oversight Committee of our board of directors approved the awards. Restricted stock unit awards vest at 25% per year, beginning one year from the grant date for a term of four years, with continued vesting upon retirement. We accelerate the expense for restricted stock units granted to retirement-eligible employees over the vesting period, with expense recognized from the grant date through their retirement eligibility date or over the ten months following the grant date, whichever period is longer. We have elected to recognize forfeitures as an adjustment to compensation expense in the same period as the forfeitures occur. The weighted average fair value of the restricted stock that was awarded in the first quarter of fiscal 2027 was $39.99 per share, the market value of our common shares on the date of grant.

Performance-Based Units. During the first quarter of fiscal 2027, we granted 168,139 performance-based units, and we also have performance-based unit awards outstanding from previous grants. Payouts of these grants depend on our financial performance (50%) and a market-based condition based on the total return our shareholders receive on their investment in our stock relative to returns earned through investments in other public companies (50%). The performance share opportunity ranges from 50% of the employee’s target award if minimum performance requirements are met to a maximum of 200% of the target award based on the attainment of certain financial and shareholder-return goals over a specific performance period, which is generally three fiscal years.

We account for performance-based units as equity-based awards because when they vest, they will be settled in common shares. In the event of an employee's termination during the vesting period, the potential right to earn shares under this program is generally forfeited and we have elected to recognize forfeitures as an adjustment to compensation expense in the same period in which the forfeitures occur. For units that vest based on our results relative to the performance goals, we expense as compensation cost the fair value of the units as of the day we granted the awards recognized over the performance period, taking into account the probability that we will satisfy the performance goals. The fair value of each unit of the awards we granted in fiscal 2027 that vest based on attaining performance goals was $37.09, the market value of our common shares on the date we granted the awards less the dividends we expect to pay before the shares vest. For units that vest based on market conditions, we use a Monte Carlo valuation model to estimate each share’s fair value as of the date of grant. The Monte Carlo valuation model uses multiple simulations to evaluate our probability of achieving various stock price levels to determine our expected performance ranking relative to our peer group. For units that vest based on market conditions, we expense compensation cost over the vesting period regardless of whether the market condition is ultimately satisfied. Based on the Monte Carlo valuation model, the fair value as of the grant date of the fiscal 2027 grant of units that vest based on market conditions was $56.47.

Stock Options. We did not grant stock options to employees during the first quarter of fiscal 2027, but we have stock options outstanding from prior year grants with the last occurring in fiscal 2023. Granted options outstanding under the former long-term equity award plans remain in effect and have a term of 10 years.

Note 9: Accumulated Other Comprehensive Loss

Activity in accumulated other comprehensive income (loss) for the quarters ended July 25, 2026, and July 26, 2025, is as follows:

(Unaudited, amounts in thousands)	Translation adjustment	Unrealized gain (loss) on marketable securities	Net pension amortization and net actuarial gain (loss)	Accumulated other comprehensive income (loss)
Balance at April 25, 2026	$417	$391	$(2,335)	$(1,527)
Changes before reclassifications	(1,146)	—	—	(1,146)
Amounts reclassified to net income (1)	—	(391)	2,335	1,944
Tax effect	—	—	—	—
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(1,146)	(391)	2,335	798
Balance at July 25, 2026	$(729)	$—	$—	$(729)

Balance at April 26, 2025	$(1,507)	$337	$(2,404)	$(3,574)
Changes before reclassifications	747	19	—	766
Amounts reclassified to net income (2)	—	(1)	25	24
Tax effect	—	(5)	(6)	(11)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	747	13	19	779
Balance at July 26, 2025	$(760)	$350	$(2,385)	$(2,795)
(1)Fiscal 2027 includes a $2.3 million charge related to the termination and settlement of our non-qualified legacy acquired retirement plan, of which $2.2 million of expense was recorded in other income (expense), net and $0.1 million of expense was recorded in income tax expense in our consolidated statement of income. Fiscal 2027 also includes $0.4 million of realized gains on the sale of marketable securities, of which $0.1 million of income was recorded in other income (expense), net and $0.3 million of income was recorded in income tax expense in our consolidated statement of income.
(2)We reclassified both the unrealized gain (loss) on marketable securities and the net pension amortization in fiscal 2026 from accumulated other comprehensive loss to net income through other income (expense), net.

The components of noncontrolling interest were as follows:

	Quarter Ended
(Unaudited, amounts in thousands)	7/25/2026	7/26/2025
Balance as of the beginning of the period	$12,677	$11,353
Net income	308	93
Other comprehensive income	(498)	409
Balance as of the end of the period	$12,487	$11,855

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

The following table presents our revenue disaggregated by product category and by segment or unit:

	Quarter Ended July 25, 2026				Quarter Ended July 26, 2025
(Unaudited, amounts in thousands)	Wholesale	Retail	Corporate and Other	Total	Wholesale	Retail	Corporate and Other	Total
Upholstered Furniture	$265,883	$183,782	$22,087	$471,752	$272,356	$170,867	$23,361	$466,584
Casegoods/Accessories	13,505	18,607	2,152	34,264	21,688	16,091	1,949	39,728
Delivery	38,080	8,019	1,723	47,822	37,347	7,503	1,896	46,746
Other (1)	5,478	18,147	4,063	27,688	21,566	12,689	4,029	38,284
Total	$322,946	$228,555	$30,025	$581,526	$352,957	$207,150	$31,235	$591,342

Eliminations				(105,837)				(99,113)
Consolidated Net Sales				$475,689				$492,229
(1)Primarily includes after-treatment product, royalties, parts, surcharges, rebates and other sales incentives.

Upholstered Furniture - Includes revenue for upholstered furniture, such as recliners, sofas, loveseats, chairs, sectionals, modulars, and ottomans. This revenue includes sales to La-Z-Boy Stores (including company-owned stores), operators of La-Z-Boy Comfort Studio® and branded space locations, England Custom Comfort Center locations, other major dealers, independent retailers, and the end consumer. Fiscal 2026 includes the upholstery portion of our Casegoods business that was divested on January 30, 2026.
Casegoods/Accessories - Includes revenue for occasional tables typically found in a living room, dining and bedroom furniture, and other accessories such as lamps, rugs, and other decor found throughout the home. This revenue includes sales to La-Z-Boy Stores (including company-owned stores), independent retailers, and the end consumer. Includes the Casegoods wholesale business that was divested on May 29, 2026.

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

The following table presents our contract assets and liabilities:

(Unaudited, amounts in thousands)	7/25/2026	4/25/2026
Contract assets	$43,351	$34,907

Customer deposits	$91,989	$77,907
Deferred revenue	43,351	34,907
Total contract liabilities (1)	$135,340	$112,814
(1)During the quarter ended July 25, 2026, we recognized revenue of $100.6 million related to our contract liability balance at April 25, 2026.

Note 11: Segment Information

We report segment information consistent with the way our chief operating decision maker, (the "CODM"), our Board Chair, President and Chief Executive Officer, evaluates the operating results and performance of the Company. Our reportable operating segments include the Wholesale segment and the Retail segment.

Wholesale Segment. Our Wholesale segment consists primarily of three operating segments: La-Z-Boy, our largest operating segment, our England subsidiary, and our international operating segment, which includes our international La-Z-Boy wholesale and manufacturing businesses. We aggregate these operating segments into one reportable segment because they are economically similar and meet the other aggregation criteria for determining reportable segments. Our Wholesale segment manufactures and imports upholstered furniture, such as recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas and imports casegoods (wood) furniture such as bedroom sets, dining room sets, entertainment centers and occasional pieces. The Wholesale segment sells directly to La-Z-Boy Stores, operators of La-Z-Boy Comfort Studio® and branded space locations, England Custom Comfort Center locations, major dealers, and a wide cross-section of other independent retailers.

Retail Segment. Our Retail segment consists of one operating segment comprised of our 234 company-owned La-Z-Boy Stores. The Retail segment sells primarily upholstered furniture, in addition to some casegoods and other home furnishings accessories, to end consumers through these stores.

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

The accounting policies of the operating segments are the same as those described in our Annual Report on Form 10-K for the fiscal year ended April 25, 2026. We account for intersegment revenue transactions between our segments consistent with independent third-party transactions, that is, at current market prices. As a result, the manufacturing profit related to sales to our Retail segment is included within the Wholesale segment. Operating income realized on intersegment revenue transactions is therefore generally consistent with the operating income realized on our revenue from independent third-party transactions.
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

The following table presents sales and operating income (loss) by segment:

	Quarter Ended July 25, 2026
(Unaudited, amounts in thousands)	Wholesale	Retail	Corporate & Other	Intersegment Eliminations	Consolidated
Sales to external customers	$218,814	$228,555	$28,320	$—	$475,689
Intersegment sales	104,132	—	1,705	(105,837)	—
Total sales	322,946	228,555	30,025	(105,837)	475,689
Cost of sales	240,112	101,444	19,519	(94,050)	267,025
Gross profit	82,834	127,111	10,506	(11,787)	208,664
SG&A expenses	76,109	112,515	33,931	(11,787)	210,768
Operating income (loss)	$6,725	$14,596	$(23,425)	$—	$(2,104)

Interest expense					(217)
Interest income					2,933
Other income (expense), net					(4,273)
Income before income taxes					$(3,661)

	Quarter Ended July 26, 2025
(Unaudited, amounts in thousands)	Wholesale	Retail	Corporate & Other	Intersegment Eliminations	Consolidated
Sales to external customers	$255,345	$207,150	$29,734	$—	$492,229
Intersegment sales	97,612	—	1,501	(99,113)	—
Total sales	352,957	207,150	31,235	(99,113)	492,229
Cost of sales	264,042	93,463	12,534	(87,007)	283,032
Gross profit	88,915	113,687	18,701	(12,106)	209,197
SG&A expenses	63,740	100,567	35,009	(12,106)	187,210
Operating income (loss)	$25,175	$13,120	$(16,308)	$—	$21,987

Interest expense					(120)
Interest income					3,108
Other income (expense), net					(585)
Income before income taxes					$24,390

	Quarter Ended
(Unaudited, amounts in thousands)	7/25/2026	7/26/2025
Depreciation and Amortization
Wholesale segment	$6,439	$6,615
Retail segment	3,878	3,193
Corporate and Other	2,375	1,521
Consolidated depreciation and amortization	$12,692	$11,329

Capital Expenditures
Wholesale segment	$16,631	$8,421
Retail segment	4,228	8,116
Corporate and Other	2,425	1,924
Consolidated capital expenditures	$23,284	$18,461

Sales by Country (1)
United States	90%	91%
Canada	6%	5%
Other	4%	4%
Total	100%	100%
(1)Sales are attributed to countries on the basis of the customer's location.

(Unaudited, amounts in thousands)	7/25/2026	4/25/2026
Assets
Wholesale segment	$590,677	$643,556
Retail segment	911,094	903,688
Unallocated assets	492,903	495,091
Consolidated assets	$1,994,674	$2,042,335

Long-Lived Assets by Geographic Location
Domestic	$1,139,225	$1,125,507
International	48,347	72,818
Consolidated long-lived assets	$1,187,572	$1,198,325

Note 12: Income Taxes

Our effective tax rate was 45.8% benefit for the quarter ended July 25, 2026 compared with 25.0% expense for the quarter ended July 26, 2025. Due to the immaterial net loss position for the quarter ended July 25, 2026, the change in the effective tax rate was disproportionately impacted by one-time impacts of certain non-deductible supply chain optimization charges along with the tax benefits from the vesting of stock awards and state refunds.

Note 13: Earnings per Share

The following is a reconciliation of the numerators and denominators we used in our computations of basic and diluted earnings per share:

	Quarter Ended
(Unaudited, amounts in thousands, except per share data)	7/25/2026	7/26/2025
Numerator (basic and diluted):
Net income (loss) available to common Shareholders	$(2,292)	$18,204

Denominator:
Basic weighted average common shares outstanding	39,995	41,027
Contingent common shares	—	246
Stock option dilution	—	152
Diluted weighted average common shares outstanding	39,995	41,425

Earnings per Share:
Basic	$(0.06)	$0.44
Diluted (1)	$(0.06)	$0.44
(1)Diluted earnings per share was computed using the treasury stock method.

The values for contingent common shares set forth above reflect the dilutive effect of common shares that we would have issued to employees under the terms of performance-based share awards if the relevant performance period for the award had been the reporting period.

For the quarter ended July 25, 2026, basic and diluted loss per common share are equivalent due to the net loss position for the period. We exclude the effect of options from our diluted share calculation when the weighted average exercise price of the options is higher than the average market price, since including the options' effect would be anti-dilutive. For the quarter ended July 26, 2025, we did not exclude any outstanding options from the diluted share calculation.

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

The following table presents the fair value hierarchy for those assets and liabilities we measured at fair value on a recurring basis at July 25, 2026 and April 25, 2026. There were no transfers into or out of Level 1, Level 2, or Level 3 for any of the periods presented.

At July 25, 2026
	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1	Level 2	Level 3	NAV(1)	Total
Assets
Marketable securities	$—	$975	$—	$15	$990
Held-to-maturity investments	5,391	—	—	—	5,391
Total assets	$5,391	$975	$—	$15	$6,381

At April 25, 2026
	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1	Level 2	Level 3	NAV(1)	Total
Assets
Marketable securities	$—	$2,573	$—	$9,950	$12,523
Held-to-maturity investments	5,510	—	—	—	5,510
Total assets	$5,510	$2,573	$—	$9,950	$18,033
(1)Certain marketable securities investments are measured at fair value using net asset value per share under the practical expedient methodology.

As of April 25, 2026, we held marketable securities to fund future obligations under a non-qualified legacy acquired retirement plan. In the first quarter of fiscal 2027, the vast majority of our marketable securities were sold to fund lump-sum payments to participants to terminate the plan.
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

Cautionary Note Regarding Forward-Looking Statements

La-Z-Boy Incorporated and its subsidiaries (individually and collectively, "we," "our," "us," "La-Z-Boy" or the "Company") make "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, forward-looking statements include information concerning expectations, projections or trends relating to our results of operations, financial results, financial condition, strategic initiatives and plans, acquisitions and divestitures, expenses, dividends, share repurchases, liquidity, use of cash and cash requirements, borrowing capacity, investments, future economic performance, and our business and industry.

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

Our actual future results and trends may differ materially from those we anticipate depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed in our Annual Report for the fiscal year ended April 25, 2026, under Item 1A, "Risk Factors" and Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and in our other filings with the Securities and Exchange Commission. Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this report, our Annual Report for the fiscal year ended April 25, 2026, or any other public statement made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or for any other reason.

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

As of July 25, 2026, our supply chain operations included the following:

•Four major manufacturing locations and 9 distribution centers in the United States and two facilities in Mexico to support our speed-to-market and customization strategy
•A logistics company that distributes a portion of our products in the United States
•A wholesale sales office that is responsible for distribution of our product in the United Kingdom and Ireland
•A global trading company in Hong Kong that helps us manage our Asian supply chain by establishing and maintaining relationships with our Asian suppliers, as well as identifying efficiencies and savings opportunities

We also participate in two consolidated joint ventures in Thailand that support our international businesses: one that operates a manufacturing facility and another that operates a wholesale sales office.

We sell our products through multiple channels: directly to consumers through retail stores that we own and operate; to furniture retailers or distributors in the United States, Canada, and approximately 45 other countries, including the United Kingdom, China, Australia, and New Zealand; and through our websites, www.la-z-boy.com and www.joybird.com.

•The centerpiece of our retail distribution strategy is our network of 379 La-Z-Boy Stores, over 500 La-Z-Boy Comfort Studio® locations, and over 900 La-Z-Boy branded space locations, each dedicated to marketing our La-Z-Boy branded products.

◦La-Z-Boy Stores help consumers furnish their homes by combining the style, comfort, and quality of La-Z-Boy furniture with our available design services. We own 234 of the La-Z-Boy Stores, while the remainder are independently owned and operated.
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

•Our other brands, England, Hammary®, and Joybird enjoy distribution through various channels.

◦England has its own dedicated proprietary in-store programs with 465 outlets and approximately 1 million square feet of proprietary floor space.
◦Joybird sells product online, in 16 small-format stores in key markets, and through other distribution channels.

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

•Growing our La-Z-Boy retail business. We expect to grow our Retail segment through organic same-store sales growth and by increasing company-owned stores through the opening of new stores and acquisitions. Opportunistically acquiring existing La-Z-Boy Stores and opening new La-Z-Boy Stores where we see opportunity for growth or further market penetration continues to be a priority. Over the last five years, as a result of opening new company-owned stores and acquiring independent La-Z-Boy Stores, we have increased our ownership percentage in this store network from 45% to 62%. With 379 stores currently in the La-Z-Boy Store network, we believe there is opportunity to open approximately ten stores annually, with the majority being company-owned, targeting a network of 450 stores.

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

Profitably growing the Joybird brand

•Profitably growing the Joybird brand with a digital-first consumer experience. Joybird is a leading omni-channel, direct to consumer retailer and manufacturer of upholstered furniture. We believe that Joybird is a brand with long-term potential and our strategic initiatives in this area focus on driving profitable growth through the opening of additional small-format stores in key markets, expanding distribution channels, driving customer acquisition and awareness through digital marketing, and continued optimization of cost structure.

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

•Retail Segment. Our Retail segment consists of one operating segment comprised of our 234 company-owned La-Z-Boy Stores. The Retail segment sells primarily upholstered furniture, in addition to some casegoods and other home furnishings accessories, to end consumers through these stores.

•Wholesale Segment. Our Wholesale segment consists primarily of three operating segments: La-Z-Boy, our largest operating segment, our England subsidiary and our international operating segment, which includes our international La-Z-Boy wholesale and manufacturing businesses. We aggregate these operating segments into one reportable segment because they are economically similar and meet the other aggregation criteria for determining reportable segments. Our Wholesale segment manufactures and imports upholstered furniture, such as recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas and imports casegoods (wood) furniture such as bedroom sets, dining room sets, entertainment centers and occasional pieces. The Wholesale segment sells directly to La-Z-Boy Stores, operators of La-Z-Boy Comfort Studio® and branded space locations, England Custom Comfort Center locations, major dealers, and a wide cross-section of other independent retailers.

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

Results of Operations

Fiscal 2027 First Quarter Compared with Fiscal 2026 First Quarter

Supply Chain Optimization

During the first quarter of fiscal 2027, we announced the planned closure of our leased upholstery assembly plant in San Luis Rio Colorado ("SLRC"), Mexico with operations ceased at the end of the first quarter of fiscal 2027. As a result of this action, during the first quarter of fiscal 2027, we recorded charges within the Wholesale segment of $9.3 million in SG&A expense for the impairment of various long-lived assets and $3.0 million in cost of sales primarily related to severance expense.

Additionally, during the first quarter of fiscal 2027, we announced the planned closure of our leased Joybird manufacturing plant in Tijuana, Mexico, with all manufacturing operations expected to transfer to our U.S. plants by the end of fiscal 2027. As a result of this action, we recorded charges of $5.0 million in cost of sales within Corporate and Other for severance expense, accelerated depreciation, and accelerated lease expense.

La-Z-Boy Incorporated

	Quarter Ended
(Unaudited, amounts in thousands, except percentages)	7/25/2026	7/26/2025	% Change
Sales	$475,689	$492,229	(3.4)%
Operating income	(2,104)	21,987	(109.6)%
Operating margin	(0.4)%	4.5%

Sales

Consolidated sales decreased $16.5 million, or 3%, in the first quarter of fiscal 2027, compared with the same period a year ago. Sales in the first quarter of fiscal 2027 benefited from incremental sales from our retail store acquisitions that occurred over the last 12 months and increased sales from our retail store expansion. These increases were more than offset by a lower delivered volume in our wholesale businesses, which includes the absence of sales from our Casegoods businesses that were divested during the fourth quarter of fiscal 2026 and first quarter of fiscal 2027. Excluding the sales from the Casegoods divestiture, consolidated sales decreased 1%.

Operating Margin

Operating margin, which is calculated as operating income as a percentage of sales, decreased 490 basis points in the first quarter of fiscal 2027, compared with the same period a year ago.

•Gross margin, which is calculated as gross profit as a percentage of sales, increased 140 basis points in the first quarter of fiscal 2027, compared with the same period a year ago.

◦Changes in our consolidated mix led to a 210 basis point increase in gross margin in the first quarter of fiscal 2027 compared with the same period a year ago driven by growth of our Retail segment, which has a higher gross margin than our Wholesale segment.
◦Favorable tariff impact, including refunds and pricing actions net of tariff costs, drove an additional increase in gross margin in the first quarter of fiscal 2027 compared with the same period a year ago.
◦Partially offsetting the items above, gross margin decreased in the first quarter of fiscal 2027, compared with the same period a year ago, as a result of the Supply Chain Optimization actions in our Mexico manufacturing operations described above.

•SG&A expenses as a percentage of sales increased 630 basis points in the first quarter of fiscal 2027, compared with the same period a year ago.

◦Changes in our consolidated mix led to a 220 basis point increase in SG&A expense as a percentage of sales in the first quarter of fiscal 2027 compared with the same period a year ago driven by growth of our Retail segment, which has a higher SG&A expense as a percentage of sales than our Wholesale segment.
◦Supply Chain Optimization actions in our Mexico manufacturing operations described above also contributed to the increase in the first quarter of fiscal 2027 compared with the same period a year ago.
◦Fixed cost deleverage from lower delivered sales further contributed to higher SG&A expense as a percentage of sales in the first quarter of fiscal 2027 compared with the same period a year ago.

We discuss each segment’s results in the following section.

Retail Segment

	Quarter Ended
(Unaudited, amounts in thousands, except percentages)	7/25/2026	7/26/2025	% Change
Sales	$228,555	$207,150	10.3%
Operating income	14,596	13,120	11.3%
Operating margin	6.4%	6.3%

Sales

The Retail segment’s sales increased $21.4 million, or 10%, in the first quarter of fiscal 2027, compared with the same period a year ago primarily due to $16.4 million of incremental sales resulting from our retail store acquisitions that occurred over the last 12 months along with $6.3 million of sales from the addition of new retail stores, net of closed stores. These increases were partially offset by a slight decline in delivered same-store sales.

Total written sales increased 16% in the first quarter of fiscal 2027, compared with the same period a year ago. Written same-store sales increased 3% over the same period, driven by strong in-store execution. Same-store sales include the sales of all currently active stores that have been open and company-owned for each comparable period and excludes the benefit of net new stores and acquired stores.

Operating Margin

The Retail segment's operating margin increased 10 basis points in the first quarter of fiscal 2027, compared with the same period a year ago.

•Gross margin increased 70 basis points in the first quarter of fiscal 2027, compared with the same period a year ago, primarily due to reduced promotional activity on casegoods products and accessories relative to the prior year along with a favorable shift in product mix towards higher margin product.

•SG&A expenses as a percentage of sales increased 60 basis points in the first quarter of fiscal 2027, compared with the same period a year ago, primarily due to fixed cost deleverage from lower delivered same-store sales.

Wholesale Segment

	Quarter Ended
(Unaudited, amounts in thousands, except percentages)	7/25/2026	7/26/2025	% Change
Sales to external customers	$218,814	$255,345
Intersegment sales	104,132	97,612
Total Sales	322,946	352,957	(8.5)%
Operating income	6,725	25,175	(73.3)%
Operating margin	2.1%	7.1%

Sales

The Wholesale segment’s sales decreased $30.0 million, or 9%, in the first quarter of fiscal 2027, compared with the same period a year ago, primarily due to lower delivered volume including the absence of sales from our Casegoods wholesale businesses that were divested during the fourth quarter of fiscal 2026 and first quarter of fiscal 2027. Excluding the sales from the Casegoods divestiture, the Wholesale segment's sales decreased 5%. These decreases were partially offset by a favorable shift in product mix towards higher priced products.

Operating Margin

The Wholesale segment's operating margin decreased 500 basis points in the first quarter of fiscal 2027, compared with the same period a year ago.

•Gross margin increased 40 basis points in the first quarter of fiscal 2027, compared with the same period a year ago.

◦Favorable tariff impact, including refunds and pricing actions net of tariff costs, drove a 240 basis point increase in gross margin in the first quarter of fiscal 2027 compared with the same period a year ago.
◦Partially offsetting the item above, gross margin decreased 100 basis points in the first quarter of fiscal 2027 compared with the same period a year ago, as a result of the Supply Chain Optimization actions related to our SLRC, Mexico facility described above.
◦Targeted promotional activity also contributed to a 90 basis point decrease in gross margin in the first quarter of fiscal 2027 compared with the same period a year ago.

•SG&A expense as a percentage of sales increased 540 basis points in the first quarter of fiscal 2027, compared with the same period a year ago.

◦SG&A expense as a percentage of sales increased 290 basis points in the first quarter of fiscal 2027 compared with the same period a year ago, as a result of the Supply Chain Optimization actions related to our SLRC, Mexico facility described previously.
◦SG&A expense as a percentage of sales increased an additional 80 basis points in the first quarter of fiscal 2027 compared with the same period a year ago, due to the one-time loss recognized from the divestiture of our Casegoods wholesale business.
◦The remaining increase in SG&A expense as a percentage of sales in the first quarter of fiscal 2027 compared with the same period a year ago was primarily due to fixed cost deleverage on lower delivered sales volume.

Corporate and Other

	Quarter Ended
(Unaudited, amounts in thousands, except percentages)	7/25/2026	7/26/2025	% Change
Sales	$30,025	$31,235	(3.9)%
Intercompany eliminations	(105,837)	(99,113)	(6.8)%
Operating loss	(23,425)	(16,308)	(43.6)%

Sales

Corporate and Other sales decreased $1.2 million in the first quarter of fiscal 2027, compared with the same period a year ago, resulting from a decrease in Joybird sales to $26.5 million driven by lower delivered volume partially offset by a favorable shift in product mix. Written sales for Joybird decreased 17% in the first quarter of fiscal 2027, compared with the same period a year ago, as this consumer segment continues to be particularly volatile in the current macroeconomic environment.

Intercompany eliminations increased in the first quarter of fiscal 2027 compared with the same period a year ago due to higher sales from our Wholesale segment to our Retail segment.

Operating Loss

Our Corporate and Other operating loss increased $7.1 million in the first quarter of fiscal 2027, compared with the same period a year ago, primarily due to the Supply Chain Optimization actions related to our Tijuana, Mexico facility described above along with Joybird's operating loss resulting from lower delivered volume and unfavorable gross margin.

Non-Operating Income (Expense)

Other income (expense), net was $4.3 million of expense in the first quarter of fiscal 2027, compared with $0.6 million of expense in the same period a year ago. The expense in fiscal 2027 was primarily due to a $4.1 million loss related to the termination and lump-sum settlement of our non-qualified legacy acquired retirement plan along with losses on investments held to fund the plan.

Interest Income

Interest income was $0.2 million lower in the first quarter of fiscal 2027, compared with the same period a year ago, primarily driven by lower interest rates along with lower interest-bearing cash balances.

Income Taxes

Our effective tax rate was 45.8% benefit for the first quarter of fiscal 2027, compared with 25.0% expense for the first quarter of fiscal 2026. Due to the immaterial net loss position in the first quarter of fiscal 2027, the change in the effective tax rate was disproportionately impacted by one-time impacts of certain non-deductible supply chain optimization charges along with the tax benefits from the vesting of stock awards and state refunds. We expect a more normalized effective tax rate for the full year fiscal 2027.

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

We had cash and cash equivalents of $267.3 million at July 25, 2026, compared with $303.2 million at April 25, 2026. In addition, we had investments to enhance our returns on cash of $5.4 million at July 25, 2026, compared with $5.5 million at April 25, 2026.

The following table illustrates the main components of our cash flows:

	Quarter Ended
(Unaudited, amounts in thousands)	7/25/2026	7/26/2025
Cash Flows Provided By (Used For)
Net cash provided by operating activities	$15,648	$36,292
Net cash used for investing activities	(12,986)	(18,819)
Net cash used for financing activities	(38,110)	(27,716)
Exchange rate changes	(511)	338
Change in cash and cash equivalents	$(35,959)	$(9,905)

Operating Activities

During the first quarter of fiscal 2027, net cash provided by operating activities was $15.6 million, primarily attributable to net income, adjusted for non-cash items, and improvements in working capital, partially offset by the payout of our fiscal 2026 incentive compensation award and a $10.9 million lump-sum payment to participants to terminate our non-qualified legacy acquired retirement plan (funded by cash proceeds from the sale of investments). Net cash provided by operating activities in first quarter of fiscal 2027 was $20.6 million lower than the same period a year ago primarily due to lower net income, adjusted for non-cash items and the lump-sum payments to participants to terminate our non-qualified legacy acquired retirement plan.

Investing Activities

During the first quarter of fiscal 2027, net cash used for investing activities was $13.0 million, a decrease of $5.8 million compared with the same period a year ago, due to proceeds from the sale of investments and proceeds from the divestiture of our Casegoods wholesale business, partially offset by increased cash paid for acquisitions along with increased capital expenditures. Cash used for investing activities in fiscal 2027 included the following:

•Cash used for capital expenditures in the period was $23.3 million, which was primarily related to our distribution and home delivery transformation, manufacturing-related investments, and La-Z-Boy Stores (new stores and remodels). We anticipate that spending on these items will continue, with full year fiscal 2027 capital expenditures expected to be in the range of $90 to $110 million. We have no material contractual commitments outstanding for future capital expenditures.
•Cash used for acquisitions was $15.7 million, related to the acquisition of the retail business in the Gulf Coast region.
•Proceeds from the sale of investments were $18.5 million, primarily to fund the lump-sum payments to participants to terminate our non-qualified legacy acquired retirement plan.
•Proceeds from the sale of assets were $7.5 million, primarily from the divestiture of our Casegoods wholesale business.

Financing Activities

During the first quarter of fiscal 2027, net cash used for financing activities was $38.1 million, an increase of $10.4 million compared with the same period a year ago, primarily due to an increase in share repurchases, partially offset by proceeds from exercised stock options. Cash used for financing activities in fiscal 2027 included the following:

•Cash paid to repurchase 0.7 million shares of company stock was $25.1 million. In April 2026, our board of directors rescinded the remaining repurchase authorization as of May 14, 2026, and established a new stock repurchase program, effective as of May 14, 2026, authorizing the repurchase of up to $300 million of Company stock. The new authorization does not have an expiration date. As of July 25, 2026, the maximum dollar value of shares that remained under the current repurchase program was approximately $291.2 million. With the operating cash flows we anticipate generating in fiscal 2027, we expect to continue repurchasing Company stock, subject to market conditions and other factors as deemed relevant by our board of directors.
•Cash paid to our shareholders in quarterly dividends was $9.7 million. Our board of directors has sole authority to determine if and when we will declare future dividends and on what terms. We expect the board to continue declaring regular quarterly cash dividends for the foreseeable future, but it may discontinue doing so at any time at the board's discretion.
•Cash paid for tax withholding on stock issued as part of our employee benefit plans, net of proceeds from exercised stock options, was $3.1 million.

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

As of July 25, 2026, we have no borrowings outstanding under the Credit Facility and we were in compliance with our financial covenants under the Credit Facility. We believe our cash and cash equivalents, short-term investments, and cash from operations, in addition to our available Credit Facility, will provide adequate liquidity for our business operations over the next 12 months.

Exchange Rate Changes

Due to changes in exchange rates, our cash and cash equivalents decreased by $0.5 million for the quarter ended July 25, 2026. These changes impacted our cash balances held in Canada and Thailand.

Other

During the first quarter of fiscal 2027, there were no material changes to the information about our contractual obligations and commitments disclosed in our Annual Report on Form 10-K for the fiscal year ended April 25, 2026. We do not expect our continuing compliance with existing federal, state and local statutes dealing with protection of the environment to have a material effect on our capital expenditures, earnings, competitive position or liquidity.

Critical Accounting Policies

We disclosed our critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended April 25, 2026. There were no material changes to our critical accounting policies or estimates during the quarter ended July 25, 2026.

Recent Accounting Pronouncements

See Note 1, Basis of Presentation, to the consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of recently adopted accounting standards and other new accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first quarter of fiscal 2027, there were no material changes from the information contained in Item 7A of our Annual Report on Form 10-K for the fiscal year ended April 25, 2026.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the first quarter of fiscal 2027 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

We disclosed our risk factors in our Annual Report on Form 10-K for the fiscal year ended April 25, 2026. There have been no material changes to our risk factors during the first quarter of fiscal 2027.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our board of directors has authorized the repurchase of Company stock. Repurchases are made at management's discretion from time to time on the open market or in privately negotiated transactions and may be through Rule 10b5-1 plans. In April 2026, our board of directors rescinded the remaining repurchase authorization as of May 14, 2026, and established a new stock repurchase program, effective as of May 14, 2026, authorizing the repurchase of up to $300 million of Company stock. The new authorization does not have an expiration date. We spent $25.1 million in the first quarter of fiscal 2027 to repurchase 0.7 million shares under our previous board-authorized plan and new repurchase program. As of July 25, 2026, the maximum dollar value of shares that remained under the current repurchase program was $291.2 million.

The following table summarizes our repurchases of Company stock during the quarter ended July 25, 2026, and includes shares purchased from employees to satisfy their withholding tax obligations upon vesting of restricted shares:

(Unaudited, shares in thousands, except per share data)	Total number of shares repurchased (1)	Average price paid per share	Total number of shares repurchased as part of publicly announced plan (2)	Maximum approximate dollar value that may yet be repurchased under the plan ($ in millions)
Fiscal May (April 26 – May 30, 2026)	463	$35.26	463	$300
Fiscal June (May 31 – Jun 27, 2026)	319	$40.74	196	$292
Fiscal July (June 28 – July 25, 2026)	36	$40.49	20	$291
Total (Fiscal First Quarter of 2027)	818		679	$291
(1)    In addition to the 463,300 shares we repurchased during the quarter as part of our publicly announced, board-authorized plan that was rescinded effective as of May 14, 2026, and the 215,270 shares we repurchased as part of the new board-authorized repurchase plan described above, this column includes 139,704 shares we repurchased from employees to satisfy their withholding tax obligations upon vesting of restricted and performance based shares.
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

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Officers

During the quarter ended July 25, 2026, none of our directors or officers adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Number	Description
(31.1)	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a)
(31.2)	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a)
(32)	Certifications of Executive Officers pursuant to 18 U.S.C. Section 1350(b)
(101.INS)	Inline XBRL Instance Document
(101.SCH)	Inline XBRL Taxonomy Extension Schema Document
(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document
(104)	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 25, 2026, formatted in Inline XBRL (included in Exhibit 101)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LA-Z-BOY INCORPORATED
(Registrant)

Date: August 18, 2026

BY: /s/ Jennifer L. McCurry
Jennifer L. McCurry Vice President, Corporate Controller and Chief Accounting Officer